Form 10-Q
period 2013-03-31
MARIN SOFTWARE INC
filed 2013-05-09
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35838

Marin Software Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4647180
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

123 Mission Street, 25th Floor, San Francisco, CA	94105
(Address of Principal Executive Offices)	(Zip Code)

(415) 399-2580

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013, the registrant had 32,588,278 shares of common stock issued.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$115,490	$31,540
Accounts receivable, net	12,116	13,133
Prepaid expenses and other current assets	2,940	1,814

Total current assets	130,546	46,487
Property and equipment, net	11,326	9,224
Other noncurrent assets	397	1,513

Total assets	$142,269	$57,224

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,473	$1,268
Accrued expenses and other current liabilities	11,015	9,661
Deferred revenue	1,382	618
Current portion of long-term debt	2,551	1,572

Total current liabilities	17,421	13,119
Long-term debt, less current portion	3,454	9,243
Other long-term liabilities	1,670	1,858

Total liabilities	22,545	24,220

Convertible preferred stock, net of issuance costs $0.001 par value - 10,000 and 18,804 shares authorized, 0 and 18,753 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	105,710
Stockholders’ equity (deficit)
Common stock, $0.001 par value - 500,000 and 36,000 shares authorized, 31,427 and 4,942 shares issued, 31,125, and 4,658 outstanding at March 31, 2013 and December 31, 2012, respectively	31	5
Additional paid-in capital	207,543	4,638
Accumulated deficit	(87,850)	(77,349)

Total stockholders’ equity (deficit)	119,724	(72,706)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$142,269	$57,224

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues, net	$17,155	$12,974
Cost of revenues	7,372	5,254

Gross profit	9,783	7,720

Operating expenses
Sales and marketing	10,459	6,852
Research and development	5,079	2,967
General and administrative	4,048	4,393

Total operating expenses	19,586	14,212

Loss from operations	(9,803)	(6,492)
Interest expense, net	(184)	(110)
Other income (expenses), net	(408)	(103)

Loss before provision for income taxes	(10,395)	(6,705)
Provision for income taxes	(106)	(49)

Net loss	(10,501)	(6,754)
Other comprehensive income (loss)	—	—

Comprehensive loss	$(10,501)	$(6,754)

Net loss per share available to common stockholders, basic and diluted	$(1.43)	$(1.59)

Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	7,365	4,254

Stock-based compensation is allocated as follows (Note 7):
Cost of revenues	$205	$56
Sales and marketing	293	432
Research and development	308	364
General and administrative	419	2,039

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(10,501)	$(6,754)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,008	488
Amortization of internally developed software	227	96
Noncash expenses related to warrants	310	223
Stock-based compensation	1,225	2,891
Provision for bad debt	84	140
Other noncash expenses	—	56
Changes in operating assets and liabilities
Accounts receivable	933	(1,102)
Prepaid expenses and other current assets	(757)	403
Other assets	16	(71)
Accounts payable	496	(107)
Accrued expenses and other liabilities	769	730

Net cash used in operating activities	(6,190)	(3,007)

Investing activities
Purchases of property and equipment	(992)	(1,337)
Capitalization of internally developed software	(632)	(303)

Net cash used in investing activities	(1,624)	(1,640)

Financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	97,258	—
Proceeds from issuance of note payable, net of issuance costs	1,667	2,376
Repayment of note payable	(7,553)	(2,921)
Redemption of common stock and unvested shares subject to repurchase	(15)	(4,488)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	34,294
Proceeds from common stock purchase agreements and option exercises	407	644

Net cash provided by financing activities	91,764	29,905

Net increase in cash and cash equivalents	83,950	25,258
Cash and cash equivalents
Beginning of period	31,540	1,719

End of period	$115,490	$26,977

Supplemental disclosure of noncash investing and financing activities
Accounts payable related purchases of property and equipment	1,242	259
Conversion of convertible preferred stock to common stock	105,710	—
Conversion of warrant to purchase convertible preferred stock to common stock warrant	745	—
Acquisition of equipment through capital lease	1,004	—
Unpaid initial public offering costs	2,281	—
Amounts receivable for stock option exercises	369	—

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cloud-based Revenue Acquisition Management platform, offering an integrated digital advertising management solution for search, display, social and mobile advertising channels. The Company’s platform helps advertisers and agencies improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: New York, Chicago, London, Dublin, Hamburg, Paris, Tokyo, Singapore, Sydney, Austin, Texas, Portland, Oregon and Mountain View, California.

On March 27, 2013, the Company closed its initial public offering (“IPO”) of 7,500 shares of its common stock sold by the Company. The public offering price of the shares sold in the IPO was $14.00 per share. The total gross proceeds from the IPO to the Company were $105,000. After deducting underwriting discounts and commissions and IPO expenses payable by the Company, the aggregate net proceeds totaled $94,870. As of March 31, 2013, $2,281 of IPO costs remained unpaid and these costs are expected to be paid in the Company’s second fiscal quarter. On April 11, 2013, the underwriters of the IPO fully exercised the over-allotment option granted to them. As a result, the Company issued an additional 1,125 shares for net proceeds of $14,648.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for other interim periods or for future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The condensed consolidated balance sheet as of December 31, 2012 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Prospectus dated March 21, 2013 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Securities Act”), as amended.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash equivalents were $110,936 and $19,930 as of March 31, 2013 and December 31, 2012, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value because of the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities, the carrying value of borrowings approximates fair value (Level 2 within the fair value hierarchy).

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds. The fair value hierarchy prioritizes the inputs into three broad levels:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3	Inputs are unobservable inputs based on the Company’s assumptions.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company’s cash equivalents as of March 31, 2013 and December 31, 2012 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2013 and December 31, 2012.

The following table presents the changes in the preferred stock warrant obligation measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Balances at beginning of period	$507	$145
Change in unrealized loss included in earnings	238	124
Conversion to common stock warrant	(745)	—

Balances at end of period	$—	$269

Allowance for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby, the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself.

From time to time the Company provides credits to customers and an allowance is made based on historical credit activity. As of March 31, 2013 and December 31, 2012, the Company recorded an allowance for potential customer credits in the amount of $241 and $452, respectively.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets.

The useful lives of the property and equipment are as follows:

Computer equipment	3 to 5 years
Office equipment, furniture and fixtures	3 to 5 years
Software	3 years
Leasehold improvements	Shorter of useful life or lease term

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Major additions and improvements are capitalized while repairs and maintenance that do not extend the life of the asset are charged to operations as incurred. Depreciation and amortization expense is allocated to both cost of revenues and operating expenses.

Internal Use Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internal use software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. During the quarters ended March 31, 2013 and March 31, 2012, the Company capitalized $632 and $303 of software development costs related to software for internal use, respectively. Amortization of software developed for internal use was $227 and $96 during the quarters ended March 31, 2013, and March 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, unamortized internal use software development costs totaled $2,581 and $2,176, respectively. Amortization of internal use software is reflected in cost of revenues. Costs associated with minor enhancement and maintenance are expensed as incurred.

Revenue Recognition

The Company generates revenues principally from subscriptions to its platform either directly with advertisers or with advertising agencies. The Company’s subscription agreements are generally six months to one year in length for direct advertisers and up to two years in length for advertising agencies. The Company’s subscription fee under most contracts is variable based on the value of the advertising spend that the Company’s advertisers manage through the Company’s platform. Contracts with direct advertisers and certain contracts with advertising agencies also include a minimum monthly fee that is payable over the duration of the contract. The Company’s customers do not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. The Company commences revenue recognition for both direct advertisers and advertising agencies when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	the Company’s platform is made available to the customer;

•	the fee is fixed or determinable, and;

•	collection is reasonably assured.

The Company recognizes the total minimum fee for both direct advertisers and advertising agencies, where applicable, over the duration of the contract, commencing on the date that the Company’s platform is made available to the customer, provided revenues recognized do not exceed amounts that are invoiced and due. The variable fee, which is based on a percentage of the value of the advertising spend managed through the Company’s platform, is recognized once the amount is fixed or determinable, which is generally on a monthly basis concurrent with the issuance of the customer invoice. Signed contracts are used as evidence of an arrangement. The Company assesses collectability based on a number of factors such as past collection history with the customer and creditworthiness of the customer. Certain agreements with advertising agencies also contain sequential liability provisions, which provide that the agency has no obligation to pay the Company until the agency receives payment from its customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself, to conclude whether or not collectability is reasonably assured. If the Company determines collectability is not reasonably assured, the Company defers the revenue recognition until collectability becomes reasonably assured.

Cost of Revenues

Cost of revenues primarily consists of costs related to hosting the Company’s cloud-based platform, providing implementation and ongoing customer support, data communications expenses, salaries and benefits of operations and support personnel, software license fees, costs associated with website development activities, allocated overhead, amortization expense associated with capitalized internal use software and intangible assets and property and equipment depreciation.

Stock-Based Compensation

Stock-based compensation is measured at grant date based on the fair value of the award and is expensed on a straight-line basis over the requisite service period.

Fair values of share-based payment awards are determined on the date of grant using an option-pricing model. The Company has selected the Black-Scholes option pricing model to estimate the fair value of its stock options awards to employees and non-employees. In applying the Black-Scholes option pricing model, the Company’s determination of the fair value of the share-based payment award on the date of grant is affected by the Company’s estimated fair value of Common Stock, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the stock options and the optionholders’ actual and projected stock option exercise and pre-vesting employment termination behaviors.

For awards with graded vesting, the Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock options issued to non-employees such as consultants are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The fair value of options granted to consultants is expensed when vested. The non-employee stock-based compensation expense was not material for all periods presented.

See Note 7 for further information.

2. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	March 31, 2013	December 31, 2012
Computer equipment	$11,440	$8,958
Software	4,899	4,268
Office equipment	587	457
Furniture, fixtures and leasehold improvements	1,819	1,742

	18,745	15,425
Less: Accumulated depreciation and amortization	(7,419)	(6,201)

	$11,326	$9,224

Depreciation and amortization expense for the quarters ended March 31, 2013 and 2012 was $1,235 and $584, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	March 31, 2013	December 31, 2012
Accrued salary and payroll related expenses	$4,391	$4,771
Accrued accounts payable	5,303	3,882
Sales and use tax payable	562	17
Other	759	991

	$11,015	$9,661

3. Debt

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease has an effective interest rate of 6.0% and is repayable in 36 consecutive equal monthly installments of principal and interest. At the end of the lease period, the Company has the option to purchase the equipment at the estimated fair market value. As of March 31, 2013, the net book value of the equipment under the capital lease was $936 and the remaining principal balance payable was $1,004.

The maturities of outstanding debt as of March 31, 2013 are as follows:

Years Ending
2013	$1,855
2014	2,409
2015	1,740
2016	309

6,313
Less:
Current portion	(2,551)
Discount on long-term debt	(308)

Noncurrent portion of debt	$3,454

4. Convertible Preferred Stock

Each Preferred Stock was automatically converted into fully paid shares of Common Stock immediately prior to the closing of the IPO. Upon the occurrence of this conversion event, the outstanding warrant to purchase Series B convertible preferred stock converted into a warrant to purchase Common Stock. All of the outstanding shares of Preferred Stock converted into Common Stock at the conversion rate of 1:1.

5. Common Stock

As of March 31, 2013 and December 31, 2012, the Company was authorized to issue 500,000 and 36,000, respectively, shares of $0.001 par value Common Stock. Reserved shares of Common Stock are as follows:

	March 31, 2013	December 31, 2012
Preferred Stock and Common Stock Warrants	114	114
Stock options	12,213	7,213
Employee stock purchase plan	1,000	—
Convertible preferred stock	—	18,804

	13,327	26,131

6. Equity Award Plans

In April 2006, the Company’s Board of Directors adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and nonstatutory stock options. Only employees may receive incentive stock options, but nonstatutory stock options may be granted to employees, nonemployee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company could have been required to repurchase 284 and 302 shares as of December 31, 2012 and March 31, 2013, respectively. The Company records cash received from early exercised shares as a long-term liability. As of March 31, 2013 and December 31, 2012, $1,671 and $1,332, respectively, has been recorded as a long-term liability on the condensed consolidated balance sheets.

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which 4,500 shares have been reserved for issuance. The 2013 Plan became effective on March 21, 2012. The 2013 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first 10 calendar years through 2023, the number of shares reserved under the 2013 Equity Incentive Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31.

A summary of activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2012	4,314	$4.17	7.86	$34,439

Options granted	1,086	12.15	9.80
Options exercised	(235)	3.10	—
Options forfeited and cancelled	(119)	7.35	—

Balances at March 31, 2013	5,046	$5.86	8.22	$53,386

Options exercisable as of March 31, 2013	5,046	$5.86	8.22	$53,386

Options vested as of March 31, 2013	1,906	$2.27	6.75	$26,976

Options vested and expected to vest as of March 31, 2013	4,816	$5.67	8.16	$51,833

In February, 2013, the Company’s Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares have been reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 Employee Stock Purchase Plan provides for six-month purchase periods and the purchase price for shares of stock purchased under the 2013 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 Employee Stock Purchase Plan will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. As the current offering period is March 22, 2013 through November 14, 2013, no shares were issued under the 2013 ESPP during the three months ended March 31, 2013.

7. Stock-Based Compensation

For stock options granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $1,225 and $2,891 for the quarters ended March 31, 2013 and 2012, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility and expected forfeitures. The Company used the following assumptions:

	Three Months Ended March 31,
	2013	2012
Dividend yield	—	—
Expected volatility	55.8%	57.0%
Risk-free interest rate	1.13%	1.15%
Expected life of options (in years)	6.25	6.25
Forfeiture rate	7.0%	3.2%

As the Company has limited historical option exercise data, the expected term of the stock options granted to employees under the 2006 Plan was calculated based on the simplified method. Under the simplified method, the expected term is equal to the average of an option’s weighted-average vesting period and its contractual term. Pursuant to the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 110, the Company is permitted to continue using the simplified method until sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company estimates the expected volatility of its Common Stock on the date of grant based on the historical stock volatilities of similar publicly-traded entities over a period equal to the expected terms of the options, as the Company does not have any trading history to use the volatility of its own common stock. The Company has no history or expectation of paying cash dividends on its Common Stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of grant.

Cash proceeds from the exercise of stock options were $407 during the quarter ended March 31, 2013. This amount excludes $369 related to an option exercised by a director for which the check was received prior to the quarter end but which was deposited and realized subsequently. Cash proceeds from the exercise of stock options were $394 during the quarter ended March 31, 2012.

Compensation expense is recognized ratably over the requisite service period. As of March 31, 2013, there was $13,074 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 3.0 years.

Given the lack of an active public market for the Company’s outstanding Common and Preferred Stock during the quarter ended March 31, 2012 and the majority of the quarter ended March 31, 2013, the Company’s Board of Directors established an estimate of fair value for these securities as well as for options and warrants to purchase these securities. The fair value of the Company’s Common Stock as used in the determination of the exercise price of stock options was estimated by the Board of Directors based on factors such as the liquidation preference, dividends and other rights of the outstanding Preferred Stock; recent financial and operating performance; the status of the Company’s development and sales efforts, revenue growth and additional objectives; the likelihood and proximity of an initial public offering; and the valuation of comparable companies that are publicly traded. Subsequent to the closing of the Company’s IPO, the closing price of the Company’s common stock on the date of the grant has been utilized as the fair value.

Employee Stock Purchase Plan

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

Three Months Ended March 31, 2013
Dividend yield	—
Expected volatility	55.8%
Risk-free interest rate	0.81%
Expected life of options (in years)	0.65
Forfeiture rate	7.0%

8. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Income tax expense for the three months ended March 31, 2013 was $106 on a pre-tax loss of $10,395. Income tax expense for the three months ended March 31, 2012 was $49 on a pre-tax loss of $6,705. As of March 31, 2013, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis. There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company’s effective tax rate. The Company intends to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized.

As of March 31, 2013, the Company’s gross uncertain tax benefits totaled $508. As of March 31, 2013, none of the Company’s uncertain tax benefits, including related accrued interest and penalties, would affect the Company’s effective tax rate if recognized.

9. Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Net loss available to common stockholders is calculated using the two class method as net loss less the preferred stock dividend for the period less the amount of net loss, if any, allocated to the preferred stock based on weighted preferred stock outstanding during the period relative to total stock outstanding during the period. As the Company’s convertible preferred stockholders do not have the contractual obligations to share in the losses of the Company, no loss has been allocated to the convertible preferred stockholders in the determination of net loss available to common stockholders. The weighted-average number of shares of common stock used to calculate the Company’s basic net loss per share available to common stockholders excludes those shares subject to repurchase related to unvested common shares and stock options that were exercised prior to vesting as these shares are not deemed to be outstanding for accounting purposes until they vest. The diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of common stock subject to repurchase and stock options to purchase common stock and warrants to purchase convertible preferred stock (using the treasury stock method) and the conversion of the Company’s convertible preferred stock (using the “if converted” method).

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(10,501)	$(6,754)

Denominator:
Weighted average number of shares, basic and diluted	7,365	4,254

Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(1.43)	$(1.59)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Convertible preferred stock	—	17,275
Options to purchase common stock	5,046	3,025
Common stock subject to repurchase	302	287
Convertible preferred stock warrants	—	51
Common stock warrants	114	37

	5,462	20,675

10. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluation of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows:

	Three Months Ended March 31,
	2013	2012
United States of America	$11,978	$9,591
International	5,177	3,384

Total revenues, net	$17,155	$12,974

Long-lived assets by geographic area were as follows:

	March 31, 2013	December 31, 2012
United States of America	$10,973	$8,839
International	353	385

Total long-lived assets, net	$11,326	$9,224

11. Commitments and Contingencies

Operating Leases

Rent expense for the quarters ended March 31, 2013 and March 31, 2012 was $1,616 and $895, respectively.

Future minimum lease payments for significant operating leases as of March 31, 2013 were as follows:

Years Ended
2013	$3,578
2014	5,056
2015	1,912
2016	717
2017 and thereafter	858

$12,121

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Subsequent Event

On April 11, 2013, the underwriters of the IPO fully exercised the over-allotment option granted to them. As a result, the Company issued an additional 1,125 shares for net proceeds of $14,648.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in the final prospectus for our IPO dated as of, and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on March 21, 2013 (File No. 333-186669). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide a leading cloud-based digital advertising management platform that enables advertisers and agencies to improve financial performance, realize efficiencies and time savings, and make better business decisions. Our Revenue Acquisition Management platform is a software-as-a-service, or SaaS, analytics, workflow, and optimization solution for marketing professionals, enabling them to effectively manage their digital advertising spend across search, display, social and mobile advertising channels. Our software solution is designed to help our customers:

•	measure the effectiveness of their advertising campaigns through our proprietary reporting and analytics capabilities;

•

manage and execute campaigns through our intuitive user interface and underlying technology that streamlines and automates key functions, such as ad creation and bidding, across multiple publishers and channels; and

•	optimize campaigns across multiple publishers and channels in real time based on market and business data to achieve desired revenue outcomes using our predictive bid management technology.

We market and sell our solutions to advertisers directly and through leading advertising agencies. We generate revenues from subscription contracts under which we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. We have achieved 16 consecutive quarters of revenue growth. For the three months ended March 31, 2013, our revenues grew 32% to $17.2 million from $13.0 million for the three months ended March 31, 2012. We incurred a net loss of $10.5 million and $6.8 million for the three months ended March 31, 2013 and 2012, respectively. We must continue to increase revenues at a higher rate than our cost of revenues and operating expenses increase, or we will need to make additional efforts to decrease cost of revenues and operating expenses as a percentage of revenues in order to begin to generate net income.

We generate revenues principally from subscription contracts under which we provide advertisers with access to our platform, either directly or through the advertiser’s relationship with an agency that has a contract with us. Our contracts are generally six months to one year in length for our direct advertisers and up to two years in length for our advertising agencies. Under our subscription contracts with most of our direct advertisers and some of our agency customers, customers are contractually committed to a monthly minimum fee, which is payable on a monthly basis over the duration of the contract and is generally one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed monthly minimum fee. Our contractual arrangement is with the advertising agency and the advertiser is not a party to the terms of the contract. Accordingly, most advertisers through our agency customers do not have a commitment to use our services and the advertisers may be added or removed from our platform at the discretion of the respective agency. We invoice the advertising agency the amounts due under the contract. Historically, approximately half of our revenues have been generated from advertising agency customers. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform. Our deferred revenues consist of the unearned portion of billed subscription fees. As we invoice our customers on a monthly basis in arrears, we currently have limited deferred revenue and, as a result, our deferred revenue balance is not an indicator of our future subscription revenues.

Our subscription contracts indicate the date at which we begin invoicing our customers, which is generally the first day of the month following the execution of the contract. We generally invoice the greater of the minimum fee or the percentage of advertising spend on our platform. The implementation process for new advertisers is typically four to six weeks; however, we do not charge a separate implementation fee under our subscription contracts.

Our implementation and customer support personnel, as well as costs associated with our cloud infrastructure, are included in our cost of revenues. Our cost of revenues and operating expenses have increased in absolute dollars due to our need to increase our headcount to grow our business and to increase data center capacity to support customer revenue growth on our platform. We expect that our cost of revenues will continue to increase in absolute dollars as we continue to invest in our growth.

In order to grow revenues, we will invest in sales and marketing activities by adding sales executives globally to target new advertisers and agencies. We will also invest in research and development to further expand our platform and support for additional publishers. All of these activities will require us to make investments, particularly in research and development and sales and marketing, and if these investments do not generate additional customers or additional advertising spend managed by our platform, our future operating results could be harmed.

The majority of our revenues are derived from our advertisers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Advertisers from outside of the United States represented 30% and 26% of total revenues for the three months ended March 31, 2013 and 2012, respectively.

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform, which we currently use to service our customers. In September 2007, we launched Marin Enterprise, which targets large advertisers and agencies. We released Marin Professional Edition in March 2011, which targets mid-market advertisers and agencies. We have an iterative release cycle and we typically release new features every one to two months. Additionally, we have continued to expand internationally, opening our London office in 2009, our Paris, Hamburg, Singapore and Sydney offices in 2011 and our Dublin and Tokyo offices in 2012.

Key Factors Affecting Our Performance

Number of Active Advertisers

We define an active advertiser as an advertiser from whom we recognized revenues in excess of $2,000 in at least one month in a period. We believe the $2,000 threshold best identifies advertisers who are actively using our platform. We focus on revenue in at least one month in a period to account for seasonality in advertising spend by our customers, some of whom may not run digital advertising campaigns in every month of a year but still represent an active advertiser on our platform. We count organizations within the same corporate structure as one advertiser, even if they have signed separate contracts with us for different brands or divisions, whether they are a direct advertiser or an advertiser through an agency. When our subscription contract is with an advertising agency, we include each advertiser whose advertising spend is managed by the agency through our platform as a different advertiser. Advertisers who have advertising spend managed by multiple agencies on our platform are counted as one advertiser. We believe that our ability to increase the number of active advertisers using our platform is a leading indicator of our ability to grow revenues. While our active advertiser count has increased over time, this metric can fluctuate from quarter to quarter given the seasonal trends in advertising spend of our customers. We had 542 and 436 active advertisers in the quarters ended March 31, 2013 and 2012, respectively. We believe that our ability to increase the number of active advertisers using our platform is generally a leading indicator of our ability to grow revenues over time. While our active advertiser count has increased over time, this metric can also fluctuate from quarter to quarter due to seasonality and timing and amount of revenue contribution from new active advertisers and therefore, there is not necessarily a direct correlation between the amount of increased revenues and the change in active advertisers in a particular period.

Revenue Retention Rate

We believe our ability to retain and grow revenues from our existing advertisers is an indicator of the stability of our revenue base and the long-term value of our advertiser relationships. We assess our ability to retain and grow subscription revenues using a metric we refer to as revenue retention rate. We calculate our revenue retention rate metric by dividing retained revenues by retention base revenues. We define retention base revenues as revenues from all advertisers in the corresponding prior period, and we define retained revenues as revenues from all advertisers from the prior period that remain advertisers in the current period. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. Although we have lost individual advertisers over time, advertisers who have remained on our platform have generally, in the aggregate, increased their advertising spend on our platform. At the same time, advertising spend on our platform may vary quarter to quarter, and as a result, quarterly revenue retention rates may fluctuate quarter to quarter. Our revenue retention rates exceeded 100% during each of the three months ended March 31, 2013 and 2012.

Annualized Advertising Spend on our Platform

We calculate annualized advertising spend as advertising spend in the last month of a period multiplied by 12. We believe that increases in annualized advertising spend generally lead to increases in revenues over time. However, we believe that other factors related to the terms of customer agreements and seasonality can make it difficult to directly correlate annual advertising spend to changes in revenues in a particular period.

Components of Results of Operations

Revenues

We generate revenues principally from subscription contracts under which we provide advertisers with access to our platform, either directly or through the advertiser’s relationship with an agency with whom we have a contract. Under our subscription contracts with most direct advertisers and some of our agency customers, customers contractually commit to a monthly minimum fee, which is generally one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed monthly minimum fee. Additionally, advertisers we serve through our arrangements with our advertising agencies generally do not have a minimum commitment to continue using our services. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform, although some customers pay a flat monthly rate over the term of their subscription contract. We invoice our customers for the fees that we have earned based upon their monthly usage of our platform and, as a result, we currently have limited deferred revenue. Our deferred revenues consist of the unearned portion of billed subscription fees.

Cost of Revenues

Cost of revenues primarily includes personnel costs, consisting of salaries, benefits, bonuses and stock-based compensation, for employees associated with our cloud infrastructure and global services for implementation and ongoing customer service organizations. Other costs of revenues include fees paid to contractors who supplement our support and data center personnel, expenses related to the use of a third-party data center, depreciation of data center equipment, amortization of capitalized internal-use software development costs and allocated overhead.

We intend to continue to invest additional resources in our global services teams and in the capacity of our hosting service infrastructure. As we continue to invest in technology innovation through our research and development organization, we expect to have increased amortization of capitalized internal-use software development costs. We expect that this investment in technology should not only expand the breadth and depth of our Revenue Acquisition Management platform but also increase the efficiency of how we deliver these solutions, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of revenues in the future.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, sales commissions and other costs including travel and entertainment, marketing and promotional events, public relations, marketing activities, professional fees and allocated overhead. All of these costs are expensed as incurred, including sales commissions. Our commission plans provide that payment of commissions to our sales representatives are paid based on the actual amounts we invoice customers over a period that is generally between five to seven months following the execution of the applicable customer contract, contingent on their continued employment with us.

We plan to continue investing in sales and marketing by increasing the number of sales and account management employees, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events, which we believe will enable us to add new customers and increase penetration within our existing customer base. We expect that, in the future, sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense category.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs for our product development and engineering employees and executives, including salaries, benefits, stock-based compensation expense and bonuses. Also included are non-personnel costs such as professional fees payable to third-party development resources and allocated overhead.

Our research and development efforts are focused on enhancing our software architecture, adding new features and functionality to our platform and improving the efficiency with which we deliver these services to our customers. We expect that, in the future, research and development expenses will increase in absolute dollars, partially offset by the amount of capitalized internal-use software development costs. We believe that these investments are necessary to maintain and improve our competitive position.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation expense and bonuses, for our administrative, legal, human resources, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, audit fees, tax services and legal fees, as well as professional fees, insurance and other corporate expenses, along with allocated overhead.

We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion, and to meet the increased compliance requirements associated with our transition to and operation as a public company. Such costs include increases in our accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with the Sarbanes-Oxley Act. As a result, we expect our general and administrative expenses to increase in absolute dollars in future periods but to decrease as a percentage of revenues over time.

Results of Operations

The following table is a summary of our consolidated statements of operations. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues, net	$17,155	$12,974
Cost of revenues (1)	7,372	5,254

Gross profit	9,783	7,720

Operating expenses (1)
Sales and marketing	10,459	6,852
Research and development	5,079	2,967
General and administrative	4,048	4,393

Total operating expenses	19,586	14,212

Loss from operations	(9,803)	(6,492)
Interest expense, net	(184)	(110)
Other income (expenses), net	(408)	(103)

Loss before provision for income taxes	(10,395)	(6,705)
Provision for income taxes	(106)	(49)

Net loss	$(10,501)	$(6,754)

Other financial data:
Adjusted EBITDA (2)	$(7,975)	$(3,320)

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of revenues	$205	$56
Sales and marketing	293	432
Research and development	308	364
General and administrative	419	2,039

(2)	We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation and amortization, capitalized internal-use software development costs, interest expense, net, provision for income taxes and other income (expenses), net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•

Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based compensation expense, depreciation and amortization, capitalized internal-use software development costs, interest expense, net, provision for income taxes and other income or expense, net, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•

Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance; and

•

Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•

Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net loss	$(10,501)	$(6,754)
Depreciation and amortization	1,235	584
Interest expense, net	184	110
Provision for income taxes	106	49

EBITDA	(8,976)	(6,011)
Other (income) expenses, net	408	103
Capitalized internal-use software development costs	(632)	(303)
Stock-based compensation	1,225	2,891

Adjusted EBITDA	$(7,975)	$(3,320)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods.

	Three Months Ended March 31,
	2013	2012
Revenues, net	100%	100%
Cost of revenues	43	40

Gross profit	57	60

Operating expenses
Sales and marketing	61	53
Research and development	30	23
General and administrative	24	34

Total operating expenses	115	110

Loss from operations	(58)	(50)
Interest expense, net	(1)	(1)
Other income (expenses), net	(2)	(1)

Loss before provision for income taxes	(61)	(52)
Provision for income taxes	(1)	—

Net loss	(62)%	(52)%

The following table sets forth our consolidated revenues by geographic area:

	Three Months Ended March 31,
	2013	2012
United States of America	$11,978	$9,591
International	5,177	3,384

Total revenues, net	$17,155	$12,974

Comparison of the Three Months Ended March 31, 2012 and 2013

Revenues

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Revenues	$17,155	$12,974	$4,181	32%

Revenues increased $4.2 million, or 32%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase was driven by growth in revenues from both new and existing advertisers in all geographies as our ongoing investment in sales and marketing resources resulted in increased demand for our platform worldwide. During the three months ended March 31, 2013, we generated $0.6 million of revenue from new advertisers and $3.6 million of additional revenue from our existing advertisers. We define a new advertiser as an advertiser from whom we earned revenue during the period and from whom we did not earn any revenue during the previous twelve months. There were no customers that accounted for greater than 10% of our revenues in either of the three months ended March 31, 2012 or 2013.

Revenues in the three months ended March 31, 2013 from the United States and international locations represented 70% and 30%, respectively, of revenues, and in the three months ended March 31, 2012, revenues from the United States and international locations represented 74% and 26%, respectively, of revenues.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Cost of revenues	$7,372	$5,254	$2,118	40%
Gross profit	9,783	7,720	2,063	27
Gross margin	57%	60%

Cost of revenues increased $2.1 million, or 40%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This reflected an increase in the number of global services and platform infrastructure personnel, resulting in a $1.0 million increase in compensation expense and a $0.1 million increase in allocated overhead. We also experienced increases of $0.5 million of depreciation and amortization expense and $0.4 million in hosting costs to support the increased use of our hosted platform.

Our gross margin decreased to 57% during the three months ended March 31, 2013 from 60% during the three months ended March 31, 2012. This decrease was due to the additional investment in the development of our platform and the equipment used to support it. Depreciation, amortization and hosting costs related to these assets were 10% of revenues during the three months ended March 31, 2013, as compared to 7% during the same period in 2012.

Sales and Marketing

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Sales and marketing	$10,459	$6,852	$3,607	53%
Percent of revenues	61%	53%

Sales and marketing expenses increased $3.6 million, or 53%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase was primarily due to an increase in global sales and marketing headcount, contributing to a $2.7 million increase in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs associated with our sales force. This increase would have been larger if not for $0.4 million in stock-based compensation during the three months ended March 31, 2012 directly attributable to the redemption of common shares from an employee for an amount above the fair value at the time of the redemption. Allocated overhead increased $0.3 million due to the growth in headcount relative to the rest of the company. Recruiting fees increased $0.2 million to support our growth in headcount. Marketing and event costs increased $0.2 million due to our continued efforts to generate sales leads and build brand awareness. Professional fees also increased $0.1 million.

Research and Development

	Three Months Ended December 31,		Change
	2013	2012	$	%
		(dollars in thousands)
Research and development	$5,079	$2,967	$2,112	71%
Percent of revenues	30%	23%

Research and development expenses increased $2.1 million, or 71%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This reflected an increase in the number of research and development personnel, resulting in a $1.7 million increase in compensation expense. This increase would have been larger if not for $0.3 million in stock-based compensation during the three months ended March 31, 2012 directly attributable to the redemption of common shares from two employees for an amount above the fair value at the time of the redemption. Allocated overhead increased $0.4 million due to the increase in headcount.

General and Administrative

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
General and administrative	$4,048	$4,393	$(345)	(8)%
Percent of revenues	23%	34%

General and administrative expenses decreased $0.3 million, or 8%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease was attributable to $1.9 million in stock-based compensation during the three months ended March 31, 2012 directly associated with the redemption of common shares from two employees for an amount above the fair value at the time of the redemption. As a result, stock-based compensation for general and administrative employees decreased $1.6 million. Excluding stock-based compensation, general and administrative expenses increased $1.3 million. Compensation, benefits and other employee-related expenses exclusive of stock-based compensation increased by $0.8 million as we added employees to support the growth of our business and as we prepared to become a public company. Professional fees increased $0.3 million to support our global expansion and as we completed our initial public offering. Recruiting fees increased $0.2 million to support our growth in headcount. Allocated overhead increased by $0.1 million due to the increase in headcount.

Other Expenses, Net

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Other expenses, net	$592	$213	$379	178%

Other expenses, net primarily consists of foreign currency transaction gains and losses and interest expense. The increase of $0.4 million was due to an increase of $0.2 million in foreign exchange losses and an increase of $0.2 million in the fair value of preferred stock warrant liability.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Provision for income taxes	$106	$49	$57	116%

Provision for income taxes increased by approximately $0.1 million as a result of increased profits generated in foreign jurisdictions by our wholly-owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our preferred stock to fund our operating activities. To date, we have raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. Additionally, we have utilized equipment lines to fund capital purchases and in March 2013, we raised net proceeds of $94.9 million in our initial public offering. As of March 31, 2013, our principal sources of liquidity were our cash and cash equivalents of $115.5 million and $9.1 million available under our revolving credit facility. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

We presently maintain a minimal cash balance in our foreign subsidiaries because a majority of revenues from our international sales are invoiced and collected in the United States. As of March 31, 2013, we had $115.5 million of cash and cash equivalents, of which only $0.5 million was held by our foreign subsidiaries. In the future, we plan to start invoicing and remitting proceeds from our international operations in our foreign subsidiaries’ bank accounts. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

Based on our current level of operations and anticipated growth, we believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support product development efforts and expansion into new territories, and the timing of introductions of new features and enhancements to our platform. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

Summary Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(6,190)	$(3,007)
Net cash used in investing activities	(1,624)	(1,640)
Net cash provided by financing activities	91,764	29,905

Net increase in cash	$83,950	$25,258

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the number of advertisers using our platform. Cash used in operating activities has typically been affected by net losses and further increased by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accrued liabilities, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation.

Cash used in operating activities during the three months ended March 31, 2013 of $6.2 million was the result of a net loss of $10.5 million, primarily offset by non-cash expenses of $2.8 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. These uses of funds were offset by a $1.5 million net change in working capital items, most notably an increase in accounts payable and accrued liabilities of $1.3 million, related to the growth of our operations and timing of related disbursements.

Cash used in operating activities during the three months ended March 31, 2012 of $3.0 million was the result of a net loss of $6.8 million, offset by non-cash expenses of $3.9 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses included $2.6 million of stock-based compensation directly attributable to the redemption of common shares from several employees for an amount above the fair value at the time of the redemption. The remaining use of funds of $0.1 million was from the net change in working capital items.

Investing Activities

During the three months ended March 31, 2013 and 2012, investing activities consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internal-use software development costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and developing our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2013 was $91.8 million. This was primarily related to proceeds from our initial public offering, net of paid offering costs, of $97.3 million as well as $0.4 million of proceeds from the exercise of stock options. These amounts were partially offset by $5.9 million in net repayments under our credit facility.

Cash provided by financing activities during the three months ended March 31, 2012 was $29.9 million. This consisted of $34.3 million of net proceeds from the issuance of our Series F preferred stock and $0.6 million of proceeds from the exercise of stock options and issuance of common stock. These amounts were partially offset by $4.5 million paid to redeem common stock and net repayment under our credit facility of $0.5 million during this period.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and our data center. As of March 31, 2013, the future minimum payments under these commitments, as well as obligations under our credit facility, were as follows:

	Payments Due By Period
	(In thousands)
	Debt Obligations	Interest Expense Payments	Operating Leases	Total
Remaining nine months of 2013	$1,855	$154	$3,578	$5,587
Year ending December 31, 2014	2,409	111	5,056	7,576
Year ending December 31, 2015	1,740	35	1,912	3,687
Year ending December 31, 2016	309	2	717	1,028
Year ending December 31, 2017 and thereafter	—	—	858	858

Total	$6,313	$302	$12,121	$18,736

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of March 31, 2013.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are therefore not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly.

We believe the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, including historical common stock valuations, accounting for income taxes, reserving for doubtful accounts receivable and the capitalization of internal-use software have the greatest potential impact on our Consolidated Financial Statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Prospectus dated March 21, 2013, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments that are highly liquid and readily convertible into cash, with maturity dates within three months from the date of purchase. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds, corporate debt securities and a certificate of deposit. As of March 31, 2013, we had cash and cash equivalents of $115.5 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2013 we had borrowings outstanding in the aggregate of $6.3 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 3.0% to 6.0%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of March 31, 2013 would result in an insignificant impact to interest expense for 2013.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues was 30% and 26% during the three months ended March 31, 2013 and 2012, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars.

The functional currency for our wholly-owned foreign subsidiaries is the U.S. Dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the statement of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction losses included in determining net loss were not significant during the three months ended March 31, 2013 and 2012. Transaction gains and losses are included in other income (expenses), net.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, results of operations, cash flows, financial conditions, and the trading price of our common stock.

Risks Related to Our Business

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $26.5 million during 2012 and net losses of $10.5 million for the three months ending March 31, 2013. As of March 31, 2013, we had an accumulated deficit of $87.9 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We anticipate that our cost of revenues and operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in the foreseeable future and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

Although we began our operations in March 2006, we did not begin generating substantial revenues until 2009. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments and developing new solutions. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future.

Our usage-based pricing model makes it difficult to evaluate our current business and future prospects.

We have a usage-based pricing model where most of our fees are calculated as a percentage of customers’ advertising spend managed on our platform. This pricing model makes it difficult to accurately forecast revenues because our customers’ advertising spend managed by our platform may vary from month to month based on the variety of industries in which our advertisers operate, the seasonality of those industries and fluctuations in our customers’ advertising budgets or other factors. Our contracts with our direct advertiser customers generally contain a minimum monthly fee, which is generally one-half of our estimated monthly revenues from the customer at the time the contract is signed, and, as a result, the monthly minimum may not be a good indicator of our revenues from that customer. In addition, advertisers that use our platform through our agency customers typically do not have a minimum monthly spend amount or a minimum term during which they must use our platform and, as a result, the ability to forecast revenues from these advertisers is difficult. Additionally, if we overestimate usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenues, which would harm our gross margins and other operating results.

The market for digital advertising management solutions is relatively new and dependent on growth in various digital advertising channels. If this market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

The market for digital advertising management solutions such as ours is relatively new and these solutions may not achieve or sustain high levels of demand and market acceptance. While search and display advertising has been used successfully for several years, marketing via new digital advertising channels such as mobile and social media is not as well established. The future growth of our business could be constrained by both the level of acceptance and expansion of emerging digital advertising channels, as well as the continued use and growth of existing channels, such as search and display advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the digital advertising management solutions market or the entry of competitive solutions. Any expansion of the market for digital advertising management solutions depends on a number of factors, including the growth of the digital advertising market, the growth of social and mobile as advertising channels and the cost, performance and perceived value associated with digital advertising management solutions. If digital advertising management solutions do not achieve widespread adoption, or there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending or otherwise, it could result in reduced usage, which could decrease revenues or otherwise adversely affect our business.

If we are unable to maintain our relationships with, and access to, publishers, our business will suffer.

We currently depend on relationships with various publishers, including Baidu, Bing, Criteo, Facebook, Google, Yahoo! and Yahoo! Japan. Our subscription services interface with these publishers’ platforms through application programming interfaces (API), such as the Google AdWords API. We are subject to the publishers’ standard API terms and conditions, which govern the use and distribution of data from these publishers’ platforms. Our business significantly depends on having access to these APIs, particularly the Google AdWords API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers discontinue or limit access to their platforms, modify their terms of use or other policies or place additional restrictions on us as API users, or charge API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the publishers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers continually update their APIs, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

Our growth depends in part on the success of our relationships with advertising agencies.

Our future growth will depend, in part, on our ability to enter into successful relationships with advertising agencies. Identifying agencies and negotiating and documenting relationships with them requires significant time and resources. These relationships may not result in additional customers or enable us to generate significant revenues. Our contracts for these relationships are typically non-exclusive and do not prohibit the agency from working with our competitors or from offering competing services. We generally bill agencies for their customers’ use of our platform, but the agency’s customer has no direct contractual commitment to make payment to us. Furthermore, some of these agency contracts include provisions whereby the agency is not liable for making payment to us for our subscription services if the agency does not receive a corresponding payment from its client on whose behalf the subscription services were rendered. These provisions may result in longer collections periods or our inability to collect payment for some of our subscription services. If we are unsuccessful in establishing or maintaining our relationships with these agencies on commercially reasonable terms, or if these relationships are not profitable for us, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer.

We may not be able to compete successfully against current and future competitors.

The overall market for digital advertising management solutions is rapidly evolving, highly competitive, complex, fragmented, and subject to changing technology and shifting customer needs. We face significant competition in this market and we expect competition to intensify in the future. We currently compete with large, well-established companies, such as Adobe Systems Incorporated and Google Inc. (through its wholly-owned subsidiary DoubleClick), and privately-held companies, such as Acquisio Inc., which focuses solely on agencies, and Kenshoo Ltd. We also compete with in-house proprietary tools and custom solutions, including spreadsheets. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenues and future operating results and our ability to grow our business.

A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including, among others:

•	potential customers may choose to develop or continue to use internal solutions rather than paying for our solutions;

•	companies may enter our market by expanding their platforms or acquiring a competitor;

•

some of our competitors, such as Adobe and Google, have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed customer base, adopt more aggressive pricing policies, and devote greater resources to the development, promotion and sale of their products and services than we can; and

•

companies marketing search, social, display, mobile or web analytics services could bundle digital advertising management solutions or offer such products at a lower price as part of a larger product sale.

We cannot assure you that we will be able to compete successfully against current and future competitors. If we cannot compete successfully, our business, results of operations and financial condition could be negatively impacted.

Our business depends on our customers’ continued willingness to manage advertising spend on our platform.

In order for us to improve our operating results, it is important that our customers continue to manage their advertising spend on our platform, increase their usage and also purchase additional solutions from us. In the case of our direct advertiser customers, we offer our solutions primarily through subscription contracts and generally bill customers over the related subscription period, which is typically in the range of six months to one year. During the term of their contracts, our direct advertiser customers generally have no obligation to maintain or increase their advertising spend on our platform beyond a specified minimum monthly fee, which is typically set at the time the contract is signed and is half of the monthly amount we anticipate the customer will spend. Our direct advertiser customers have no renewal obligation after the initial or then-current renewal subscription period expires, and even if customers renew contracts, they may decrease the level of their digital advertising spend managed through our platform, resulting in lower revenues from that customer. Advertisers that we serve through our arrangements with our advertising agencies generally do not have any contractual commitment to use our platform. Our customers’ usage may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our platform and our customer support, the frequency and severity of outages, the pricing of our, or competing, solutions, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding digital advertising. Due to our limited historical experience, we may not be able to accurately predict future usage trends. If our customers renew on less favorable terms or reduce their advertising spend on our platform, our revenues may grow more slowly than expected or decline.

We incur upfront costs associated with onboarding advertisers to our platform and may not recoup our investment if we do not maintain the advertiser relationship over time.

Our operating results may be negatively affected if we are unable to recoup our upfront costs for onboarding new advertisers to our platform. Upfront costs when adding new advertisers generally include sales commissions for our sales force, expenses associated with entering customer data into our platform and other implementation-related costs. Because our customers, including direct advertisers and agencies, are billed over the term of the contract, if new customers sign contracts with short initial subscription periods and do not renew their subscriptions, or otherwise do not continue to use our platform to a level that generates revenues in excess of our upfront expenses, our operating results could be negatively impacted. In cases in which the implementation process is particularly complex, the revenues resulting from the customer under our typical six-month or one-year contract may not cover the upfront investment, so if a significant number of these customers do not renew their contracts, it could negatively affect our operating results.

Because we generally bill our customers over the term of the contract, near term decline in new or renewed subscriptions may not be reflected immediately in our operating results.

Most of our revenues in each quarter are derived from contracts entered into with our customers during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be fully reflected in our revenues for that quarter. Such declines, however, would negatively affect our revenues in future periods and the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. In addition, we may be unable to adjust our cost structure rapidly, or at all, to take account of reduced revenues. Our subscription model also makes it difficult for us to rapidly increase our total revenues through additional sales in any period, as revenues from new customers must be earned over the applicable subscription term based on the value of their monthly advertising spend.

We have been dependent on our customers’ use of search advertising. Any decrease in the use of search advertising or our inability to further penetrate mobile, social and display advertising channels would harm our business, growth prospects, operating results and financial condition.

Historically, our customers have primarily used our solutions for managing their search advertising, including mobile search advertising, and the substantial majority of our revenues are derived from advertisers that use our platform to manage their search advertising. We expect that search advertising will continue to be the primary channel used by our customers for the foreseeable future. Should our customers lose confidence in the value or effectiveness of search advertising, the demand for our solutions may decline. In addition, our failure to achieve market acceptance of our solution for the management of mobile, social and display advertising spend would harm our growth prospects, operating results and financial condition.

Our sales cycle can be long and unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.

The sales cycle for our solutions, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, but is typically one to nine months. Some of our customers undertake a significant evaluation process that frequently involve not only our solutions but also those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. In addition, we offer an initial term, typically of a few months in duration, to new customers who may terminate their subscription at any time during this initial period before the fixed term contract commences. We have no assurance that the substantial time and money spent on our sales efforts will produce any sales. If our sales efforts result in a new customer subscription, the customer may terminate its subscription during the initial period, after we have incurred the expenses associated with entering the customer’s data in our platform and related training and support. If sales expected from a customer are not realized in the time period expected or not realized at all, or if a customer terminates during the initial period, our business, operating results and financial condition could be adversely affected.

Material defects or errors in our software platform could harm our reputation, result in significant costs to us and impair our ability to sell our subscription services.

The software applications underlying our subscription services are inherently complex and may contain material defects or errors, which may cause disruptions in availability, misallocation of advertising spend or other performance problems. Any such errors, defects, disruptions in service or other performance problems with our software platform could negatively impact our customers’ businesses or the success of their advertising campaigns and cause harm to our reputation. If we have any errors, defects, disruptions in service or other performance problems with our software platform, customers could elect not to renew or reduce their usage or delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts or an increase in the length of collection cycles for accounts receivable. Errors, defects, disruptions in service or other performance problems could also result in customers making warranty or other claims against us, our giving credits to our customers toward future advertising spend or costly litigation. As a result, material defects or errors in our platform could have a material adverse impact on our business and financial performance.

The costs incurred in correcting any material defects or errors in our software platform may be substantial and could adversely affect our operating results. After the release of new versions of our software, defects or errors may be identified from time to time by our internal team and by our customers. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services, customers could elect not to renew, or delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties.

We derive our revenues from a single software platform and any factor adversely affecting subscriptions to our platform could harm our business and operating results.

We derive our revenues from sales of a single software platform. As such, any factor adversely affecting subscriptions to our platform, including product release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could harm our business and operating results.

We use a single third-party data center to deliver our services. Any disruption of service at this facility could harm our business.

We manage our services and serve substantially all of our customers from a single third-party data center facility. While we control the actual computer, network and storage systems upon which our platform runs, and deploy them to the data center facility, we do not control the operation of the facility. The owner of the facility has no obligation to renew the agreement with us on commercially reasonable terms, or at all. If we are unable to renew the agreement on commercially reasonable terms, we may be required to transfer to a new facility or facilities, and we may incur significant costs and possible service interruption in connection with doing so.

The facility is vulnerable to damage or service interruption resulting from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Moreover, we have not implemented a disaster recovery capability whereby we maintain a back-up copy of our software platform permitting us to immediately switch over to the back-up software platform in the event of damage or service interruption at our data center. The occurrence of a natural disaster or an act of terrorism, any outages or vandalism or other misconduct, or a decision to close the facility without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

Any changes in service levels at the facility or any errors, defects, disruptions or other performance problems at or related to the facility that affect our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenues, subject us to potential liability, or result in reduced usage of our platform. In addition, some of our customer contracts require us to issue credits for downtime in excess of certain levels and in some instances give our customers the ability to terminate their subscriptions.

We also depend on third-party Internet-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or “denial-of-service” or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar events, we could experience disruption in our ability to offer our solutions or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation.

If we cannot efficiently implement our solutions for customers, we may lose customers.

Our customers have a variety of different data formats, enterprise applications and infrastructure and our platform must support our customers’ data formats and integrate with complex enterprise applications and infrastructures. If our platform does not currently support a customer’s required data format or appropriately integrate with a customer’s applications and infrastructure, then we must configure our platform to do so, which increases our expenses. Additionally, we do not control our customers’ implementation schedules. As a result, as we have experienced in the past, if our customers do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. Further, in the past, our implementation capacity has at times constrained our ability to successfully implement our solutions for our customers in a timely manner, particularly during periods of high demand. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs, customers could become dissatisfied and decide not to increase usage of our platform, not to use our platform beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could penetrate our customer relationships.

Additionally, large customers may request or require specific features or functions unique to their particular business processes, which increase our upfront investment in sales and deployment efforts and the revenues resulting from the customers under our typical contract length may not cover the upfront investments. If prospective large customers require specific features or functions that we do not offer, then the market for our solution will be more limited and our business could suffer. In addition, supporting large customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. If we are unable to address the needs of these customers in a timely fashion or further develop and enhance our solution, these customers may not renew their subscriptions, seek to terminate their relationship with us, renew on less favorable terms, or reduce their advertising spend on our platform. If any of these were to occur, our revenues may decline and our operating results could be adversely affected.

If we are unable to maintain or expand our sales and marketing capabilities, we may not be able to generate anticipated revenues.

Increasing our customer base and achieving broader market acceptance of our software platform will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We expect to be substantially dependent on our sales force to obtain new customers. We currently plan to expand our sales team in order to increase revenues from new and existing customers and to further penetrate our existing markets and expand into new markets. Our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate or retain sufficient highly qualified sales personnel.

Our ability to achieve revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel. These new employees require significant training and experience before they achieve full productivity. For internal planning purposes, we assume that it will take approximately three months before a newly hired sales representative is fully trained and productive in selling our solutions. This amount of time may be longer for sales personnel focused on new geographies or specific market segments. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time. Our recent hires and planned hires may not become productive as quickly as we would like, and we may not be able to hire or retain sufficient numbers of qualified individuals in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not work as planned or generate a corresponding significant increase in revenues.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and harm our financial results.

Our customers depend on our support organization to resolve any technical issues relating to our solutions. In addition, our sales process is highly dependent on the quality of our solutions, our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers, and harm our business, operating results and financial condition.

We offer technical support services with our solutions and may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict customer demand for technical support services and if customer demand increases significantly, we may be unable to provide satisfactory support services to our customers. Additionally, increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results.

If our security measures are breached or unauthorized access to customer data or our data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions and we may incur significant liabilities.

Security breaches could result in the loss of information, litigation, indemnity obligations and other liability. While we have security measures in place, our systems and networks are subject to ongoing threats and therefore these security measures may be breached as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. This could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including intellectual property and other confidential business information. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers or we could incur other liability.

We must develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments to remain competitive in our evolving industry.

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new Revenue Acquisition Management solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing Revenue Acquisition Management platform and to continually introduce or acquire new features that are in demand by the market we serve. We also must update our software to reflect changes in publishers’ APIs and terms of use. The success of any enhancement or new solution depends on several factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

Our growth depends in part on the success of our strategic relationships with third parties.

Our future growth will depend on our ability to enter into successful strategic relationships with third parties. For example, we are seeking to establish relationships with third parties to develop integrations with complementary technology and content. These relationships may not result in additional customers or enable us to generate significant revenues. Identifying partners and negotiating and documenting relationships with them require significant time and resources. Our contracts for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer.

As a result of our customers’ increased usage of our software platform, we will need to continually improve our hosting infrastructure to avoid service interruptions or slower system performance.

We have experienced significant growth in the number of advertisers, transactions and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. For example, if we secure a large customer or a group of customers which require significant amounts of bandwidth or storage, we may need to increase bandwidth, storage, power or other elements of our application architecture and our infrastructure, and our existing systems may not be able to scale in a manner satisfactory to our existing or prospective customers.

The amount of infrastructure needed to support our customers is based on our estimates of anticipated usage. If we were to experience unforeseen increases in usage, we could be required to increase our infrastructure investments resulting in increased costs or reduced gross margins, and if we do not accurately predict our infrastructure capacity requirements, our customers could experience service outages that may subject us to financial penalties and liabilities and result in customer losses. If our hosting infrastructure capacity fails to keep pace with increased sales, customers may experience service interruptions or slower system performance as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth. As use of our software platform grows and as customers use it for more complicated tasks, we will need to devote additional resources to improving our application architecture and our infrastructure in order to maintain the performance of our software platform. We may need to incur additional costs to upgrade or expand our computer systems and architecture in order to accommodate increased demand if our systems cannot handle current or higher volumes of usage. In addition, increasing our systems and infrastructure in advance of new customers would cause us to have increased cost of revenues, which can adversely affect our gross margins until we increase revenues that are spread over the increased costs.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions with our employees, customers, partners and others to establish and protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our solutions. In particular, we have one issued U.S. patent and have only recently begun to implement a strategy to expand patent protection for our technology.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products and services similar to ours and our ability to compete effectively would be impaired. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. The enforcement of our intellectual property rights depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. In addition, defending our intellectual property rights might entail significant expense and diversion of management resources. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. Any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties.

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective protection of our intellectual property may not be available to us in every country in which our solutions are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We might be required to spend significant resources to monitor and protect our intellectual property rights, and our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, whether or not it is resolved in our favor, and could ultimately result in the impairment or loss of portions of our intellectual property.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole primary business is to assert such claims. We have received in the past, and expect to receive in the future, notices that claim we or our customers using our solutions have misappropriated or misused other parties’ intellectual property rights. If we are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources. We do not currently have an extensive patent portfolio of our own, which may limit the defenses available to us in any such litigation.

In addition, in most instances, we have agreed to indemnify our customers against certain claims that our subscription services infringe the intellectual property rights of third parties. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease offering or using technologies that incorporate the challenged intellectual property;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

•	redesign technology to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect upon our business and financial results.

Our use of open source technology could impose limitations on our ability to commercialize our software platform.

We use open source software in our platform. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open source licenses have not been interpreted by the U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our software platform. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could cause us to breach customer contracts, harm our reputation, result in customer losses or claims, increase our costs or otherwise adversely affect our business and operating results.

If the market for cloud-based software develops more slowly than we expect or declines, our business could be harmed.

The cloud computing market is not as mature as the market for on-premise software, and it is uncertain whether cloud computing will achieve and sustain high levels of customer demand and market acceptance. If other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing as a whole, including our solution, may be negatively affected. If cloud computing does not achieve widespread adoption, or there is a reduction in demand for cloud computing caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues or increased expenses from development of alternative on-premise solutions and our business could be adversely affected.

Because our long-term success depends, in part, on our ability to expand our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

We currently maintain offices and/or have sales personnel in Australia, Canada, England, France, Germany, Ireland, Japan and Singapore, as well as the United States. As we continue to expand our customer base outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

•	the need to support and integrate with local publishers and partners;

•	continued localization of our platform, including translation into foreign languages and associated expenses;

•	competition with companies that have greater experience in the local markets than we do or who have pre-existing relationships with potential customers in those markets;

•	compliance with multiple, potentially conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act;

•	difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure;

•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure and legal compliance costs associated with international operations;

•	different or lesser protection of our intellectual property rights;

•	difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;

•	restrictions on repatriation of earnings; and

•	regional economic and political conditions.

We have limited experience marketing, selling and supporting our subscription services internationally, which increases the risk that any potential future expansion efforts that we may undertake will not be successful.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Canadian Dollars, Chinese Yuan, Euros, Japanese Yen and Singapore Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenues would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solution and attracting new customers. We expect sales and marketing expenses to increase as a result of our marketing and brand promotion activities. We may not generate customer awareness or increase revenues enough to offset the increased expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial marketing and sales expenses, which are not offset by increased revenues, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solution.

Unfavorable conditions in the market for digital advertising or the global economy or reductions in digital advertising spend could limit our ability to grow our business and negatively affect our operating results.

Revenue growth and potential profitability of our business depends on digital advertising spend by advertisers in the markets we serve. Our operating results may vary based on changes in the market for digital advertising or the global economy. To the extent that weak economic conditions cause our customers and potential customers to freeze or reduce their advertising budgets, particularly digital advertising, demand for our solution may be negatively affected.

Historically, economic downturns have resulted in overall reductions in advertising spend. If economic conditions deteriorate or do not materially improve, our customers and potential customers may elect to decrease their advertising budgets or defer or reconsider software and service purchases, which would limit our ability to grow our business and negatively affect our operating results.

Our business and operations have experienced rapid growth in recent periods, which has placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We increased our number of full-time employees from 424 as of December 31, 2012 to 459 as of March 31, 2013. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that our business or revenues will continue to grow. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Our business depends on retaining and attracting qualified management and technical personnel.

Our success depends upon the continued service of our founders and senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified management and operating personnel. We do not maintain key person life insurance policies on any of our employees. Each of our founders, executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. Our business also requires skilled technical and sales personnel, who are in high demand and are often subject to competing offers. As we expand into additional geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is intense in our industry and particularly in San Francisco, California, where most of our technical employees are based. The loss of our founders or any other member of our senior management team or, even a few qualified employees, or an inability to retain, attract, relocate and motivate additional highly skilled employees required for the planned expansion of our business, could delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships.

Domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, not clearly defined and rapidly evolving. Such regulation could directly restrict portions of our business or indirectly affect our business by constraining our customers’ use of our platform or limiting the growth of our markets.

Federal, state, municipal and/or foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, and regulations covering user privacy, data security, technologies such as cookies that are used to collect, store and/or process data, the taxation of products and services, unfair and deceptive practices, and/or the collection, use, processing, transfer, storage and/or disclosure of data associated with a unique individual. The categories of data regulated under these laws vary widely and are often ill-defined and subject to new applications or interpretation by regulators. Our subscription services enable our customers to collect, manage and store data regarding the measurement and valuation of their digital advertising and marketing campaigns, which may include data that is directly or indirectly obtained or derived through the activities of end users online and/or on mobile devices. The uncertainty and inconsistency among these laws, coupled with a lack of guidance as to how these laws will be applied to current and emerging Internet and mobile analytics technologies, creates a risk that regulators, lawmakers or other third parties, such as potential plaintiffs, may assert claims, pursue investigations or audits, or engage in civil or criminal enforcement. These actions could limit the market for our subscription services or impose burdensome requirements on our services and/or customers’ use of our services, thereby rendering our business unprofitable.

Some features of our subscription services use cookies, which trigger the data protection requirements of certain foreign jurisdictions, such as the EU Cookie Directive. In addition, although our subscription services do not involve the collection or use of personally identifiable information from end users, our services collect anonymous data about end users’ interactions with our advertiser clients that may be subject to regulation under current or future laws or regulations. If our privacy or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, audits or other liabilities in such jurisdictions, or our advertisers may terminate their relationships with us.

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from or through the activities of end users could be collected, processed or stored. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. Changes to existing laws or new laws regulating the solicitation, collection or processing of personal and consumer information, truth-in-advertising and consumer protection could affect our customers’ utilization of digital advertising and marketing, potentially reducing demand for our subscription services, or impose restrictions that make it more difficult or expensive for us to provide our services.

If legislation dampens the growth in web and mobile usage or access to the Internet, our results of operations could be harmed.

Legislation enacted in the future could dampen the growth in web and mobile usage and decrease its acceptance as a medium of communications and commerce or result in increased adoption of new modes of communication and commerce that may not be serviced by our products. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet, which could result in slower growth or a decrease in ecommerce, use of social media and/or use of mobile devices. Any of these outcomes could cause demand for our platform to decrease, our costs to increase, and our results of operations and financial condition to be harmed.

If our customers fail to abide by applicable privacy laws or to provide adequate notice and/or obtain consent from end users, we could be subject to litigation or enforcement action or reduced demand for our services. Industry self-regulatory standards may be implemented in the future that could affect demand for our platform and our ability to access data we use to provide our platform.

Our customers utilize our services to support and measure their direct interactions with end users and we must rely on our customers to implement and administer any notice or choice mechanisms required under applicable laws. If customers fail to abide by these laws, it could result in litigation or regulatory or enforcement action against our customers or against us directly.

In addition, self-regulatory organizations (such as the Network Advertising Initiative) to which our customers may belong may impose opt-in or opt-out requirements on our customers, which may in the future require our customers to provide various mechanisms for users to opt-in or opt-out of the collection of any data, including anonymous data, with respect to such users’ web or mobile activities. In addition, the online and/or mobile industries may adopt technical or industry standards, such as the proposed Do Not Track header, that allow users to opt-in or opt-out of data that is necessary to our business. If any of these events were to occur in the future, it could have a material effect on our ability to provide services and for our customers to collect the data that is necessary to use our services.

Our revenues may be adversely affected if we are required to charge sales taxes in additional jurisdictions or other taxes for our solutions.

We collect or have imposed upon us sales or other taxes related to the solutions we sell in certain states and other jurisdictions. Additional states, countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future, or states or jurisdictions in which we already pay tax may increase the amount of taxes we are required to pay. A successful assertion by any state, country or other jurisdiction in which we do business that we should be collecting sales or other taxes on the sale of our products and services could, among other things, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage clients from purchasing solutions from us or otherwise substantially harm our business and results of operations.

We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as indicative of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock could decline substantially.

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	the level of advertising spend managed through our platform for a particular quarter;

•	customer renewal rates, and the pricing and usage of our platform in any renewal term;

•	demand for our platform and the size and timing of our sales;

•	customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;

•	network outages or security breaches and any associated expenses;

•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;

•	market acceptance of our current and future solutions;

•	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;

•	budgeting cycles of our customers;

•	our potentially lengthy sales cycle;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of infrastructure costs and operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	foreign currency exchange rate fluctuations; and

•	general economic and political conditions in our domestic and international markets.

Based upon all of the factors described above, we have a limited ability to forecast our future revenues, costs and expenses, and as a result, our operating results may from time to time fall below our estimates or the expectations of public market analysts and investors.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

We will selectively pursue acquisitions of complementary businesses and technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We will selectively pursue acquisitions of complementary businesses and technologies that we believe could complement or expand our applications, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we have never acquired another business. If we acquire businesses or technologies, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•

difficulty converting the customers of the acquired business onto our applications and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2014, provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we decide not to avail ourself of the exemption provided to an emerging growth company, as defined by The Jumpstart Our Businesses Act of 2012 (the JOBS Act). If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has and will increasingly make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance on the terms that we would like. As a public company, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For as long as we are an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) March 21, 2018.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2012, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2026 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

Future issuances of our stock could cause an “ownership change.” It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Risks Related to the Ownership of Our Common Stock

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations and could subject us to litigation.

Factors affecting the market price of our common stock include:

•	variations in our revenue, gross margin, operating results, free cash flow, loss per share and how these results compare to analyst expectations;

•	forward looking guidance on revenue, gross margin, operating results, free cash flow, and loss per share;

•	announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements by us or by our competitors;

•	disruptions in our cloudbased operations or services or disruptions of other prominent cloudbased operations or services;

•	the economy as a whole, market conditions in our industry, and the industries of our customers; and

•	any other factors discussed herein.

In addition, the stock market in general has experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. Moreover, if the market for technology stocks, especially digital advertising management and cloud computing-related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2013, our directors, officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned approximately 47% of our outstanding voting stock. Therefore, these stockholders will continue to have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Delaware law and provisions in our restated certificate of incorporation and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	our board of directors are classified into three classes of directors with staggered three-year terms and directors can only be removed from office for cause;

•

only our board of directors has the right to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

only our chairman of the board, our lead independent director, our chief executive officer, our president, or a majority of our board of directors is authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

•

our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without the approval of the holders of common stock; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

Most of our total outstanding shares may be sold into the market when the “lock up” or “market standoff” periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. We had 31.1 million shares of our common stock outstanding as of April 1, 2013. Approximately 23.6 million shares are currently restricted as a result of lock up and market standoff agreements and will become available for sale in the public market on September 18, 2013. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From January 1, 2013 through March 22, 2013, we issued and sold an aggregate of 234,578 shares of our common stock to employees and former employees at a weighted-average exercise price of approximately $3.10 per share pursuant to exercises of options granted under our 2006 Equity Incentive Plan.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration Nos. 333-186669 and 333-187438) relating to our initial public offering was declared effective by the SEC on March 21, 2013, and the offering commenced the following day. Goldman, Sachs & Co. and Deutsche Bank Securities Inc. acted as lead book-running managers for the offering. UBS Securities LLC and Stifel, Nicolaus & Company, Incorporated acted as book-running managers, and Wells Fargo Securities, LLC acted as co-manager.

We registered 7,500,000 shares of common stock, plus 1,125,000 additional shares to cover the underwriters’ over-allotment option. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $120,750,000. On March 27, 2013, we closed the initial public offering in which we sold 7,500,000 shares of our common stock and the offering terminated. On April 11, 2013, we closed the underwriters’ over-allotment option and we sold 1,125,000 shares of our common stock. All sales were at the initial public offering price of $14.00 per share, for an aggregate offering price of $120,750,000.

Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:

•	Underwriting discounts and commissions — $8,452,500

•	Other expenses — approximately $2,780,000

•	Total expenses — approximately $11,232,500

The other expenses and total expenses provided above are estimates. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10% or more of our common stock. None of such payments were direct or indirect payments to others. The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above was approximately $109.5 million.

We currently do not have specific plans for the use of the net proceeds that we have received from our initial public offering. Accordingly, we have broad discretion in using the net proceeds that we received from the offering. Pending the use of proceeds from the offering, we have invested the net proceeds in short-term, interest bearing obligations, and investment grade instruments. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on March 21, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant				X

3.2	Restated Bylaws of the Registrant				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.*				X

101.SCH	XBRL Taxonomy Extension Schema Document.*				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Marin Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIN SOFTWARE INCORPORATED

Dated: May 8, 2013	By:	/s/ Christopher A. Lien
Christopher A. Lien
Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 8, 2013	By:	/s/ John A. Kaelle
John A. Kaelle
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant				X

3.2	Restated Bylaws of the Registrant				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.*				X

101.SCH	XBRL Taxonomy Extension Schema Document.*				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Marin Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.