Form 10-Q
period 2013-06-30
MARIN SOFTWARE INC
filed 2013-08-08
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35838

Marin Software Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4647180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

123 Mission Street, 25th Floor, San Francisco, CA	94105
(Address of Principal Executive Offices)	(Zip Code)

(415) 399-2580

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2013, the registrant had 32,476,986 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At June 30, 2013	At December 31, 2012
Assets
Current assets
Cash and cash equivalents	$120,579	$31,540
Accounts receivable, net	12,354	13,133
Prepaid expenses and other current assets	3,328	1,814

Total current assets	136,261	46,487
Property and equipment, net	13,426	9,224
Other noncurrent assets	397	1,513

Total assets	$150,084	$57,224

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,570	$1,268
Accrued expenses and other current liabilities	10,636	9,661
Deferred revenue	3,757	618
Current portion of long-term debt	2,782	1,572

Total current liabilities	18,745	13,119
Long-term debt, less current portion	3,066	9,243
Other long-term liabilities	1,496	1,858

Total liabilities	23,307	24,220

Convertible preferred stock, net of issuance costs $0.001 par value - 10,000 and 18,804 shares authorized, 0 and 18,753 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	105,710
Stockholders’ equity (deficit)
Common stock, $0.001 par value—500,000 and 36,000 shares authorized, 32,724 and 4,942 shares issued, 32,472, and 4,658 outstanding at June 30, 2013 and December 31, 2012, respectively	32	5
Additional paid-in capital	223,692	4,638
Accumulated deficit	(96,947)	(77,349)

Total stockholders’ equity (deficit)	126,777	(72,706)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$150,084	$57,224

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, net	$18,218	$14,032	$35,373	$27,006
Cost of revenues	7,696	5,989	15,068	11,243

Gross profit	10,522	8,043	20,305	15,763

Operating expenses
Sales and marketing	10,350	8,021	20,809	14,873
Research and development	4,904	3,078	9,983	6,045
General and administrative	4,026	2,517	8,074	6,910

Total operating expenses	19,280	13,616	38,866	27,828

Loss from operations	(8,758)	(5,573)	(18,561)	(12,065)
Interest expense, net	(109)	(102)	(293)	(212)
Other income (expenses), net	(81)	(94)	(489)	(197)

Loss before provision for income taxes	(8,948)	(5,769)	(19,343)	(12,474)
Provision for income taxes	(149)	(55)	(255)	(104)

Net loss	(9,097)	(5,824)	(19,598)	(12,578)
Other comprehensive income (loss)	—	—	—	—

Comprehensive loss	$(9,097)	$(5,824)	$(19,598)	$(12,578)

Net loss per share available to common stockholders, basic and diluted	$(0.28)	$(1.37)	$(0.99)	$(2.94)

Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	32,237	4,261	19,871	4,282

Stock-based compensation is allocated as follows (Note 7):
Cost of revenues	$245	$115	$450	$171
Sales and marketing	361	124	654	556
Research and development	303	132	611	496
General and administrative	400	156	819	2,195

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(19,598)	$(12,578)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,129	1,102
Amortization of internally developed software	483	210
Noncash expenses related to warrants	383	273
Stock-based compensation	2,534	3,418
Provision for bad debts	114	227
Other noncash expenses	—	74
Excess tax benefits from stock-based award activities	(37)	—
Changes in operating assets and liabilities
Accounts receivable	665	(1,695)
Prepaid expenses and other current assets	(1,514)	(293)
Other assets	16	(60)
Accounts payable	(826)	56
Deferred revenue	3,139	445
Accrued expenses and other liabilities	1,879	540

Net cash used in operating activities	(10,633)	(8,281)

Investing activities
Purchases of property and equipment	(2,934)	(2,855)
Capitalization of internally developed software	(1,548)	(834)

Net cash used in investing activities	(4,482)	(3,689)

Financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	109,454	—
Proceeds from issuance of note payable, net of issuance costs	1,718	7,314
Repayment of note payable	(8,034)	(3,383)
Redemption of common stock and unvested shares subject to repurchase	(45)	(4,502)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	34,294
Proceeds from common stock purchase agreements and option exercises	1,024	1,876
Excess tax benefits from stock-based award activities	37	—

Net cash provided by financing activities	104,154	35,599

Net increase in cash and cash equivalents	89,039	23,629
Cash and cash equivalents
Beginning of period	31,540	1,719

End of period	$120,579	$25,348

Supplemental disclosure of noncash investing and financing activities
Accounts payable related purchases of property and equipment	1,661	350
Conversion of convertible preferred stock to common stock	105,710	—
Acquisition of equipment through capital lease	1,204	—
Conversion of warrant to purchase convertible preferred stock to common stock warrant	745	—
Unpaid initial public offering costs	49	—

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cloud-based Revenue Acquisition Management platform, offering an integrated digital advertising management solution for search, display, social and mobile advertising channels. The Company’s platform helps advertisers and agencies improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: New York, Chicago, Austin, Portland, Mountain View, London, Dublin, Hamburg, Paris, Tokyo, Singapore, Sydney, and Shanghai.

On March 27, 2013, the Company closed its initial public offering (“IPO”) of 7,500 shares of its common stock sold by the Company. The public offering price of the shares sold in the IPO was $14.00 per share. The total gross proceeds from the IPO to the Company were $105,000. After deducting underwriting discounts and commissions and IPO expenses payable by the Company, the aggregate net proceeds totaled $94,659. On April 11, 2013, the underwriters of the IPO fully exercised the over-allotment option granted to them. As a result, the Company issued an additional 1,125 shares for net proceeds of $14,648.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for other interim periods or for future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The condensed consolidated balance sheet as of December 31, 2012 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Prospectus dated March 21, 2013 filed with the SEC (the “Prospectus”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

Recent Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on January 1, 2014 and it will be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impact of this new guidance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash equivalents were $116,956 and $19,930 as of June 30, 2013 and December 31, 2012, respectively.

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

The Company’s cash equivalents as of June 30, 2013 and December 31, 2012 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2013 and December 31, 2012.

The following table presents the changes in the preferred stock warrant obligation measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Balances at beginning of period	$507	$145
Change in estimated fair value of warrant	238	144
Conversion to common stock warrant	(745)	—

Balances at end of period	$—	$289

Allowance for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself.

From time to time the Company provides credits to customers and an allowance is made based on historical credit activity. As of June 30, 2013 and December 31, 2012, the Company recorded an allowance for potential customer credits in the amount of $183 and $452, respectively.

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

Internal Use Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internal use software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. The Company capitalized internal-use software development costs of $916 and $531 during the three months ended June 30, 2013 and 2012, respectively, and $1,548 and $834 during the six months ended June 30, 2013 and 2012, respectively. Amortization of capitalized costs related to internal-use software for the three months ended June 30, 2013 and 2012 was $256 and $114, respectively, and for the six months ended June 30, 2013 and 2012 was $483 and $210, respectively. As of June 30, 2013 and December 31, 2012, unamortized internal use software development costs totaled $3,241 and $2,176, respectively. Amortization of internal use software is reflected in cost of revenues. Costs associated with minor enhancement and maintenance are expensed as incurred.

Revenue Recognition

The Company generates revenues principally from subscriptions to its platform either directly with advertisers or with advertising agencies. The Company’s subscription agreements are generally six months to one year in length for direct advertisers and up to three years in length for advertising agencies. The Company’s subscription fee under most contracts is variable based on the value of the advertising spend that the Company’s advertisers manage through the Company’s platform. Contracts with direct advertisers and certain contracts with advertising agencies also include a minimum monthly fee that is payable over the duration of the contract. The Company’s customers do not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. The Company commences revenue recognition for both direct advertisers and advertising agencies when all of the following conditions are met:

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

See Note 7 for further information.

2. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	June 30, 2013	December 31, 2012
Computer equipment	$13,784	$8,958
Software	5,997	4,268
Office equipment	592	457
Furniture, fixtures and leasehold improvements	1,835	1,742

	22,208	15,425
Less: Accumulated depreciation and amortization	(8,782)	(6,201)

	$13,426	$9,224

Depreciation and amortization expense for the six months ended June 30, 2013 and 2012 was $2,612 and $1,312, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	June 30, 2013	December 31, 2012
Accrued salary and payroll related expenses	$5,987	$4,771
Accrued accounts payable	3,388	3,882
Sales and use tax payable	447	17
Other	814	991

	$10,636	$9,661

3. Debt

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease has an effective interest rate of 6.0% and is repayable in 36 consecutive equal monthly installments of principal and interest. At the end of the lease period, the Company has the option to purchase the equipment at the estimated fair market value. As of June 30, 2013, the net book value of the equipment under the capital lease was $1,053 and the remaining principal balance payable was $1,107.

The maturities of all outstanding debt as of June 30, 2013 are as follows:

Years Ending
2013	$1,448
2014	2,482
2015	1,817
2016	336

6,083
Less:
Current portion	(2,782)
Discount on long-term debt	(235)

Noncurrent portion of debt	$3,066

4. Convertible Preferred Stock

Each share of Preferred Stock was automatically converted into a fully paid share of Common Stock immediately prior to the closing of the IPO. Upon the occurrence of this conversion event, the outstanding warrant to purchase Series B convertible preferred stock converted into a warrant to purchase Common Stock. All of the outstanding shares of Preferred Stock converted into Common Stock at the conversion rate of 1:1.

5. Common Stock

As of June 30, 2013 and December 31, 2012, the Company was authorized to issue 500,000 and 36,000, respectively, shares of $0.001 par value Common Stock. Reserved shares of Common Stock are as follows:

	June 30, 2013	December 31, 2012
Preferred Stock and Common Stock Warrants	—	114
Stock options	12,213	7,213
Employee stock purchase plan	1,000	—
Convertible preferred stock	—	18,804

	13,213	26,131

6. Equity Award Plans

In April 2006, the Company’s Board of Directors adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and nonstatutory stock options. Only employees may receive incentive stock options, but nonstatutory stock options may be granted to employees, nonemployee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company could have been required to repurchase 284 and 252 shares as of December 31, 2012 and June 30, 2013, respectively. The Company records cash received from early exercised shares as a long-term liability. As of June 30, 2013 and December 31, 2012, $1,496 and $1,332, respectively, has been recorded as a long-term liability on the condensed consolidated balance sheets.

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which 4,500 shares have been reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan at the time the 2013 Plan became effective are eligible for issuance under the 2013 Plan. The 2013 Plan became effective on March 21, 2013, at which time the Company ceased to grant equity awards under the 2006 Plan. The 2013 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first 10 calendar years through 2023, the number of shares reserved under the 2013 Equity Incentive Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Company’s Board of Directors.

A summary of activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2012	4,314	$4.17	7.61	34,439

Options granted	1,251	12.07	9.64
Options exercised	(350)	2.79	—
Options forfeited and cancelled	(222)	8.04	—

Balances at June 30, 2013	4,993	$6.07	8.13	$20,822

Options exercisable as of June 30, 2013	4,426	$5.62	7.98	$19,876

Options vested as of June 30, 2013	2,014	$2.57	6.87	$15,447

Options vested and expected to vest as of June 30, 2013	4,787	$5.90	8.08	$20,775

In February, 2013, the Company’s Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares have been reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of stock purchased under the 2013 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 Employee Stock Purchase Plan will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. As the current offering period is March 22, 2013 through November 14, 2013, no shares were issued under the 2013 ESPP during the three and six months ended June 30, 2013.

7. Stock-Based Compensation

For stock options granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $1,309 and $527 for the three months ended June 30, 2013 and 2012, respectively, and $2,534 and $3,418 for the six months ended June 30, 2013 and 2012, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility and expected forfeitures. The Company used the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividend yield	—	—	—	—
Expected volatility	55.8%	57.0%	55.8%	57.0%
Risk-free interest rate	0.89%	1.02%	1.10%	1.04%
Expected life of options (in years)	6.25	6.25	6.25	6.25
Forfeiture rate	7.0%	3.2%	7.0%	3.2%

As the Company has limited historical option exercise data, the expected term of the stock options granted to employees was calculated based on the simplified method. Under the simplified method, the expected term is equal to the average of an option’s weighted-average vesting period and its contractual term. Pursuant to the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 110, the Company is permitted to continue using the simplified method until sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company estimates the expected volatility of its Common Stock on the date of grant based on the historical stock volatilities of similar publicly-traded entities over a period equal to the expected terms of the options, as the Company does not have sufficient trading history to use the volatility of its own common stock. The Company has no history or expectation of paying cash dividends on its Common Stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of grant.

Cash proceeds from the exercise of stock options were $1,024 and $1,376 for the six months ended June 30, 2013 and 2012, respectively.

Compensation expense is recognized ratably over the requisite service period. As of June 30, 2013, there was $13,116 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 2.9 years.

Given the lack of a public market for the Company’s outstanding Common and Preferred Stock during the three and six months ended June 30, 2012 and through March 27, 2013, the Company’s Board of Directors established an estimate of fair value for these securities as well as for options and warrants to purchase these securities. The fair value of the Company’s Common Stock as used in the determination of the exercise price of stock options was estimated by the Board of Directors based on factors such as the liquidation preference, dividends and other rights of the outstanding Preferred Stock; recent financial and operating performance; the status of the Company’s development and sales efforts, revenue growth and additional objectives; the likelihood and proximity of an initial public offering; and the valuation of comparable companies that are publicly traded. Subsequent to the closing of the Company’s IPO, the Company has used the closing price of the Company’s common stock on the date of the stock option grant as the fair value of the Company’s Common Stock and the exercise price of the stock options.

Employee Stock Purchase Plan

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

Three and Six Months Ended June 30, 2013
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

Income tax expense for the six months ended June 30, 2013 was $255 on a pre-tax loss of $19,343. Income tax expense for the six months ended June 30, 2012 was $104 on a pre-tax loss of $12,474. As of June 30, 2013, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

As of June 30, 2013, the Company’s gross uncertain tax benefits totaled $533. As of June 30, 2013, none of the Company’s uncertain tax benefits, including related accrued interest and penalties, would affect the Company’s effective tax rate if recognized.

9. Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Net loss available to common stockholders is calculated using the two class method as net loss less the preferred stock dividend for the period less the amount of net loss, if any, allocated to the preferred stock based on weighted preferred stock outstanding during the period relative to total stock outstanding during the period. As the Company’s convertible preferred stockholders did not have the contractual obligations to share in the losses of the Company, no loss was allocated to the convertible preferred stockholders in the determination of net loss available to common stockholders. The weighted-average number of shares of common stock used to calculate the Company’s basic net loss per share available to common stockholders excludes those shares subject to repurchase related to unvested common shares and stock options that were exercised prior to vesting as these shares are not deemed to be outstanding for accounting purposes until they vest. The diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of common stock subject to repurchase and stock options to purchase common stock and warrants to purchase convertible preferred stock (using the treasury stock method) and the conversion of the Company’s convertible preferred stock (using the “if converted” method).

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(9,097)	$(5,824)	$(19,598)	$(12,578)

Denominator:
Weighted average number of shares,basic and diluted	32,237	4,261	19,871	4,282

Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.28)	$(1.37)	$(0.99)	$(2.94)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2013	2012
Convertible preferred stock	—	17,275
Options to purchase common stock	4,993	4,046
Common stock subject to repurchase	252	356
Convertible preferred stock warrants	—	51
Common stock warrants	—	37

	5,245	21,765

10. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluation of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States of America	$12,645	$10,321	$24,623	$19,912
International	5,573	3,711	10,750	7,094

Total revenues, net	$18,218	$14,032	$35,373	$27,006

Long-lived assets by geographic area were as follows:

	June 30, 2013	December 31, 2012
United States of America	$13,054	$8,839
International	372	385

Total long-lived assets, net	$13,426	$9,224

11. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended June 30, 2013 and 2012 was $1,648 and $1,105, respectively, and for the six months ended June 30, 2013 and 2012 was $3,264 and $2,000, respectively.

Future minimum lease payments for significant operating leases as of June 30, 2013 were as follows:

Periods Ending December 31,
2013	$2,752
2014	5,142
2015	1,912
2016	717
2017 and thereafter	858

$11,381

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

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

We market and sell our solutions to advertisers directly and through leading advertising agencies. We generate revenues from subscription contracts under which we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. We have achieved 17 consecutive quarters of revenue growth. For the three months ended June 30, 2013, our revenues grew 30% to $18.2 million from $14.0 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, our revenues grew 31% to $35.4 million from $27.0 million for the six months ended June 30, 2012. We incurred a net loss of $9.1 million and $19.6 million for the three and six months ended June 30, 2013, respectively. We must continue to increase revenues at a higher rate than our cost of revenues and operating expenses increase, or we will need to make additional efforts to decrease cost of revenues and operating expenses as a percentage of revenues in order to begin to generate net income.

We generate revenues principally from subscription contracts under which we provide advertisers with access to our platform, either directly or through the advertiser’s relationship with an agency that has a contract with us. Our contracts are generally six months to one year in length for our direct advertisers and up to three years in length for our advertising agencies. Under our subscription contracts with most of our direct advertisers and some of our agency customers, customers are contractually committed to a monthly minimum fee, which is payable on a monthly basis over the duration of the contract and is generally one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed monthly minimum fee. Our contractual arrangement is with the advertising agency and the advertiser is not a party to the terms of the contract. Accordingly, most advertisers through our agency customers do not have a commitment to use our services and the advertisers may be added or removed from our platform at the discretion of the respective agency. We invoice the advertising agency the amounts due under the contract. Historically, approximately half of our revenues have been generated from advertising agency customers. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform. Our deferred revenues consist of the unearned portion of billed subscription fees.

Our subscription contracts indicate the date at which we begin invoicing our customers, which is generally the first day of the month following the execution of the contract. We generally invoice the greater of the minimum fee or the percentage of advertising spend on our platform. The implementation process for new advertisers is typically four to six weeks; however, we generally do not charge a separate implementation fee under our subscription contracts.

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

The majority of our revenues are derived from our advertisers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Advertisers from outside of the United States represented 31% and 30% of total revenues for the three and six months ended June 30, 2013 and 26% for both the three and six months ended June 30, 2012.

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform, which we currently use to service our customers. In September 2007, we launched Marin Enterprise, which targets large advertisers and agencies. We released Marin Professional Edition in March 2011, which targets mid-market advertisers and agencies. We have an iterative release cycle and we typically release new features every one to two months. Additionally, we have continued to expand internationally, opening our London office in 2009, our Paris, Hamburg, Singapore and Sydney offices in 2011, our Dublin and Tokyo offices in 2012 and our Shanghai office in 2013.

Key Factors Affecting Our Performance

Number of Active Advertisers

We define an active advertiser as an advertiser from whom we recognized revenues in excess of $2,000 in at least one month in a period. We believe the $2,000 threshold best identifies advertisers who are actively using our platform. We focus on revenue in at least one month in a period to account for seasonality in advertising spend by our customers, some of whom may not run digital advertising campaigns in every month of a year but still represent an active advertiser on our platform. We count organizations within the same corporate structure as one advertiser, even if they have signed separate contracts with us for different brands or divisions, whether they are a direct advertiser or an advertiser through an agency. When our subscription contract is with an advertising agency, we include each advertiser whose advertising spend is managed by the agency through our platform as a different advertiser. Advertisers who have advertising spend managed by multiple agencies on our platform are counted as one advertiser. We believe that our ability to increase the number of active advertisers using our platform is a leading indicator of our ability to grow revenues. We had 584 and 487 active advertisers in the quarters ended June 30, 2013 and 2012, respectively. While our active advertiser count has increased over time, this metric can also fluctuate from quarter to quarter due to seasonality and timing and amount of revenue contribution from new active advertisers and therefore, there is not necessarily a direct correlation between the amount of increased revenues and the change in active advertisers in a particular period.

Revenue Retention Rate

We believe our ability to retain and grow revenues from our existing advertisers is an indicator of the stability of our revenue base and the long-term value of our advertiser relationships. We assess our ability to retain and grow subscription revenues using a metric we refer to as revenue retention rate. We calculate our revenue retention rate metric by dividing retained revenues by retention base revenues. We define retention base revenues as revenues from all advertisers in the corresponding prior period, and we define retained revenues as revenues from all advertisers from the prior period that remain advertisers in the current period. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. Although we have lost individual advertisers over time, advertisers who have remained on our platform have generally, in the aggregate, increased their advertising spend on our platform. At the same time, advertising spend on our platform may vary quarter to quarter, and as a result, quarterly revenue retention rates may fluctuate quarter to quarter. Our annual revenue retention rate was 114% during the year ended December 31, 2012.

Annualized Advertising Spend on our Platform

We calculate annualized advertising spend as advertising spend in the last month of a period multiplied by 12. We believe that increases in annualized advertising spend generally lead to increases in revenues over time. However, we believe that other factors related to the terms of customer agreements and seasonality can make it difficult to directly correlate annual advertising spend to changes in revenues in a particular period. Our customers collectively managed $4.7 billion in annualized advertising spend on our platform in December 2012.

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

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, sales commissions and other costs including travel and entertainment, marketing and promotional events, public relations, marketing activities, professional fees and allocated overhead. All of these costs are expensed as incurred, including sales commissions. Our commission plans provide that payment of commissions to our sales representatives are paid based on the actual amounts we invoice customers over a period that is generally between five to seven months following the execution of the applicable customer contract.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(in thousands)
Revenues, net	$18,218	$14,032	$35,373	$27,006
Cost of revenues (1)	7,696	5,989	15,068	11,243

Gross profit	10,522	8,043	20,305	15,763

Operating expenses
Sales and marketing (1)	10,350	8,021	20,809	14,873
Research and development (1)	4,904	3,078	9,983	6,045
General and administrative (1)	4,026	2,517	8,074	6,910

Total operating expenses	19,280	13,616	38,866	27,828

Loss from operations	(8,758)	(5,573)	(18,561)	(12,065)
Interest expense, net	(109)	(102)	(293)	(212)
Other income (expenses), net	(81)	(94)	(489)	(197)

Loss before provision for income taxes	(8,948)	(5,769)	(19,343)	(12,474)
Provision for income taxes	(149)	(55)	(255)	(104)

Net loss	$(9,097)	$(5,824)	$(19,598)	$(12,578)

Other financial data:
Adjusted EBITDA (2)	$(6,988)	$(4,849)	$(14,963)	$(8,169)

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(in thousands)
Cost of revenues	$245	$115	$450	$171
Sales and marketing	361	124	654	556
Research and development	303	132	611	496
General and administrative	400	156	819	2,195

(2)	We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation and amortization, capitalized internal-use software development costs, interest expense, net, provision for income taxes and other income (expenses), net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(in thousands)
Net loss	$(9,097)	$(5,824)	$(19,598)	$(12,578)
Depreciation and amortization	1,377	728	2,612	1,312
Interest expense, net	109	102	293	212
Provision for income taxes	149	55	255	104

EBITDA	(7,462)	(4,939)	(16,438)	(10,950)
Other (income) expenses, net	81	94	489	197
Capitalized internal-use software development costs	(916)	(531)	(1,548)	(834)
Stock-based compensation	1,309	527	2,534	3,418

Adjusted EBITDA	$(6,988)	$(4,849)	$(14,963)	$(8,169)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, net	100%	100%	100%	100%
Cost of revenues	42	43	43	42

Gross profit	58	57	57	58

Operating expenses
Sales and marketing	57	57	59	55
Research and development	27	22	28	22
General and administrative	22	18	23	26

Total operating expenses	106	97	110	103

Loss from operations	(48)	(40)	(53)	(45)
Interest expense, net	(1)	(1)	(1)	(1)
Other income (expenses), net	—	(1)	(1)	(1)

Loss before provision for income taxes	(49)	(42)	(55)	(47)
Provision for income taxes	(1)	—	(1)	—

Net loss	(50)%	(42)%	(56)%	(47)%

The following table sets forth our consolidated revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(in thousands)
United States of America	$12,645	$10,321	$24,623	$19,912
International	5,573	3,711	10,750	7,094

Total revenues	$18,218	$14,032	$35,373	$27,006

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
		(dollars in thousands)				(dollars in thousands)
Total revenues	$18,218	$14,032	$4,186	30%	$35,373	$27,006	$8,367	31%

Subscription revenue for the three and six months ended June 30, 2013 increased by $4.2 million and $8.4 million, or 30% and 31%, respectively, compared to the corresponding periods in 2012. This increase was driven by growth in revenues from both new and existing advertisers in all geographies as our ongoing investment in sales and marketing resources resulted in increased demand for our platform worldwide. During the three and six months ended June 30, 2013, we generated $0.8 million and $2.7 million, respectively, of revenue from new advertisers. We define a new advertiser as an advertiser from whom we earned revenue during the current fiscal period and from whom we did not earn any revenue during the previous corresponding period. There were no customers that accounted for greater than 10% of our revenues in either of the three or six months ended June 30, 2012 or 2013.

Revenues in the three and six months ended June 30, 2013 from the United States locations represented 69% and 70%, respectively, of revenues, and in both the three and six months ended June 30, 2012, revenues from the United States locations represented 74% of revenues.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
		(dollars in thousands)				(dollars in thousands)
Cost of revenues	$7,696	$5,989	$1,707	29%	$15,068	$11,243	$3,825	34%
Gross profit	10,522	8,043	2,479	31	20,305	15,763	4,542	29
Gross profit percentage	58%	57%			57%	58%

Cost of revenues for the three and six months ended June 30, 2013 increased $1.7 million and $3.8 million, or 29% and 34%, respectively, compared to the corresponding periods in 2012. This reflected an increase in the number of global services and platform infrastructure personnel, resulting in increases of $0.8 million and $1.8 million, respectively, in compensation expense and increases of $0.1 million and $0.2 million, respectively, in allocated overhead, during the three and six months ended June 30, 2013. We also experienced increases of $0.5 million and $1.0 million, respectively, of depreciation and amortization expense and $0.2 million and $0.6 million, respectively, in hosting costs during the three and six months ended June 30, 2013 to support the increased use of our hosted platform.

Our gross margin increased to 58% during the three months ended June 30, 2013 from 57% during the three months ended June 30, 2012. This increase was due to the achievement of greater operational efficiency from personnel dedicated to our cloud infrastructure and global services precipitated by upgraded functionality and capabilities delivered by our engineering team. Compensation for these personnel was 25% of revenues during the three months ended June 30, 2013, as compared to 26% during the same period in 2012. Our gross margin decreased to 57% during the six months ended June 30, 2013 from 58% during the six months ended June 30, 2012. This decrease was due to the additional investment in the development of our platform and the equipment used to support it. Depreciation, amortization and hosting costs related to these assets were 10% of revenues during the six months ended June 30, 2013, as compared to 7% during the same period in 2012. This increase was partially offset by the achievement of greater operational efficiency referred to above, as compensation for our personnel dedicated to our cloud infrastructure and global services and the related allocation of overhead costs was 29% of revenues during the six months ended June 30, 2013, as compared to 31% during the same period in 2012.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
		(dollars in thousands)				(dollars in thousands)
Sales and marketing	$10,350	$8,021	$2,329	29%	$20,809	$14,873	$5,936	40%
Percent of revenues, net	57%	57%			59%	55%

Sales and marketing expenses for the three and six months ended June 30, 2013 increased $2.3 million and $5.9 million, or 29% and 40%, respectively, compared to the corresponding periods in 2012. The increases were primarily due to an increase in global sales and marketing headcount, contributing to an increase of $2.1 million and $4.8 million, respectively, in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs associated with our sales force during the three and six months ended June 30, 2013. Stock-based compensation for the six months ended June 30, 2013 did not include $0.4 million in stock-based compensation during the three months ended March 31, 2012 directly attributable to the redemption of common shares from an employee for an amount above the fair value at the time of the redemption. The remaining $0.2 million increase during the three months ended June 30, 2013 is the result of an increase in allocated overhead of $0.2 million due to the growth in headcount relative to the rest of the company. During the six months ended June 30, 2013, allocated overhead increased $0.5 million and recruiting fees increased $0.1 million to support our growth in headcount. Marketing and event costs increased $0.2 million due to our continued marketing efforts and professional fees also increased $0.2 million during the six months ended June 30, 2013, as compared to the same period in 2012.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
		(dollars in thousands)				(dollars in thousands)
Research and development	$4,904	$3,078	$1,826	59%	$9,983	$6,045	$3,938	65%
Percent of revenues, net	27%	22%			28%	22%

Research and development expenses for the three and six months ended June 30, 2013 increased $1.8 million and $3.9 million, or 59% and 65%, respectively, compared to the corresponding periods in 2012. This reflected an increase in the number of research and development personnel, resulting in an increase of $1.3 million and $3.0 million, respectively, in compensation expense during the three and six months ended June 30, 2013. Stock-based compensation for the six months ended June 30, 2013 did not include $0.3 million in stock-based compensation during the three months ended March 31, 2012 directly attributable to the redemption of common shares from two employees for an amount above the fair value at the time of the redemption. Allocated overhead increased $0.3 million and $0.7 million, respectively, during the three and six months ended June 30, 2013 due to the increase in headcount. Professional fees increased $0.1 million during both the three and six months ended June 30, 2013 to supplement our employees’ efforts to enhance our software architecture.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
		(dollars in thousands)				(dollars in thousands)
General and administrative	$4,026	$2,517	$1,509	60%	$8,074	$6,910	$1,164	17%
Percent of revenues, net	22%	18%			23%	26%

General and administrative expenses for the three and six months ended June 30, 2013 increased $1.5 million and $1.1 million, or 60% and 17%, respectively, compared to the corresponding periods in 2012. Included in this balance during the six months ended June 30, 2012 is $1.9 million in stock-based compensation that was recognized during the three months ended March 31, 2012 directly associated with the redemption of common shares from two employees for an amount above the fair value at the time of the redemption. As a result, stock-based compensation for general and administrative employees decreased $1.4 million during the six months ended June 30, 2013 as compared to the same period in fiscal 2012. Stock-based compensation increased by $0.2 million during the three months ended June 30, 2013 as compared to the same period in fiscal 2012 due to the increase in the number of general and administrative personnel. Excluding stock-based compensation, general and administrative expenses for the three and six months ended June 30, 2013 increased $1.3 million and $2.5 million, respectively, compared to the corresponding periods in fiscal 2012. Compensation, benefits and other employee-related expenses exclusive of stock-based compensation increased by $0.7 million and $1.4 million, respectively, during the three and six months ended June 30, 2013, as we added employees to support the growth of our business and as we became a public company. Professional fees and insurance expenses increased $0.2 million and $0.6 million, respectively, during the three and six months ended June 30, 2013, to support our global expansion and as we completed our initial public offering and became a public company during the March 2013. Recruiting fees increased $0.1 million and $0.2 million, respectively, during the three and six months ended June 30, 2013, to support our growth in headcount. Allocated overhead increased by $0.1 million and $0.2 million, respectively, during the three and six months ended June 30, 2013, due to the increase in headcount.

Other Expenses, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
		(dollars in thousands)				(dollars in thousands)
Other income (expenses), net	$(190)	$(196)	$6	(3)%	$(782)	$(409)	$(373)	91%

Other expenses, net primarily consists of foreign currency transaction gains and losses and interest expense. The increase of $0.4 million during the six months ended June 30, 2013 was primarily due to an increase of $0.2 million in foreign exchange losses and an increase of $0.1 million in both interest expense and the fair value of the preferred stock warrant liability.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
		(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$149	$55	$94	171%	$255	$104	$151	145%

Provision for income taxes for the three and six months ended June 30, 2013 increased $0.1 million and $0.2 million, respectively, as a result of increased profits generated in foreign jurisdictions by our wholly-owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. To date, we have raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. Additionally, we have utilized equipment lines to fund capital purchases and in March and April 2013, we raised net proceeds of $109.3 million in our initial public offering. As of June 30, 2013, our principal sources of liquidity were our cash and cash equivalents of $120.6 million and $8.7 million available under our revolving credit facility. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

We presently maintain a minimal cash balance in our foreign subsidiaries. As of June 30, 2013, we had $120.6 million of cash and cash equivalents, of which only $0.4 million was held by our foreign subsidiaries. In the future, we plan to increase the invoicing and remittance of proceeds from our international operations in our foreign subsidiaries’ bank accounts. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

Based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support product development efforts and expansion into new territories, and the timing of introductions of new features and enhancements to our platform. To the extent that existing cash and cash equivalents are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(10,633)	$(8,281)
Net cash used in investing activities	(4,482)	(3,689)
Net cash provided by financing activities	104,154	35,599

Net increase in cash and cash equivalents	$89,039	$23,629

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

Cash used in operating activities during the six months ended June 30, 2013 of $10.6 million was the result of a net loss of $19.6 million, primarily offset by non-cash expenses of $5.6 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. These uses of funds were offset by a $3.4 million net change in working capital items, most notably an increase in deferred revenue of $3.1 million due to our efforts to invoice the total minimum fees due under the term of our subscription agreements at the start of the agreement, and an increase in accrued liabilities of $1.9 million, related to the growth of our operations and timing of related disbursements. These working capital changes were partially offset by a $1.5 million increase in prepaid expenses and other current assets, also related to the growth of our operations and timing of related disbursements.

Cash used in operating activities during the six months ended June 30, 2012 of $8.3 million was the result of a net loss of $12.6 million, offset by non-cash expenses of $5.3 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses included $2.6 million of stock-based compensation directly attributable to the redemption of common shares from several employees for an amount above the fair value at the time of the redemption. The remaining use of funds of $1.0 million was from the net change in working capital items.

Investing Activities

During the six months ended June 30, 2013 and 2012, investing activities consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internal-use software development costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and developing our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2013 was $104.2 million. This was primarily related to proceeds from our initial public offering, net of paid offering costs, of $109.5 million as well as $1.0 million of proceeds from the exercise of stock options. These amounts were partially offset by $6.3 million in net repayments under our credit facility.

Cash provided by financing activities during the six months ended June 30, 2012 was $35.6 million. This consisted of $34.3 million of net proceeds from the issuance of our Series F preferred stock, net borrowing under our credit facility of $3.9 million and $1.9 million of proceeds from the exercise of stock options and issuance of common stock. These amounts were partially offset by $4.5 million paid to redeem common stock.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and our data center. As of June 30, 2013, the future minimum payments under these commitments, as well as obligations under our credit facility, were as follows:

	Payments Due By Period
	(In thousands)
	Debt Obligations	Interest Expense Payments	Operating Leases	Total
Remaining six months of 2013	$1,448	$91	$2,752	$4,291
Year ending December 31, 2014	2,482	105	5,142	7,729
Year ending December 31, 2015	1,817	33	1,912	3,762
Year ending December 31, 2016	336	2	717	1,055
Year ending December 31, 2017 and thereafter	—	—	858	858

Total	$6,083	$231	$11,381	$17,695

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of June 30, 2013.

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

We have operations both within the United States and internationally and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments that are highly liquid and readily convertible into cash, with maturity dates within three months from the date of purchase. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds, corporate debt securities and a certificate of deposit. As of June 30, 2013, we had cash and cash equivalents of $120.6 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2013 we had borrowings outstanding in the aggregate of $6.1 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 3.0% to 6.0%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of June 30, 2013 would result in an insignificant impact to interest expense for 2013.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues was 30% and 26% during the six months ended June 30, 2013 and 2012, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars.

The functional currency for our wholly-owned foreign subsidiaries is the U.S. Dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the statement of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction losses included in determining net loss were not significant during the three and six months ended June 30, 2013 and 2012. Transaction gains and losses are included in other income (expenses), net.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $26.5 million during 2012 and net losses of $19.6 million for the six months ending June 30, 2013. As of June 30, 2013, we had an accumulated deficit of $96.9 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We anticipate that our cost of revenues and operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in the foreseeable future and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We currently depend on relationships with various publishers, including Baidu, Bing, Criteo, Facebook, Google, Yahoo! and Yahoo! Japan. Our subscription services interface with these publishers’ platforms through application programming interfaces (API), such as the Google AdWords API. We are subject to the publishers’ standard API terms and conditions, which govern the use and distribution of data from these publishers’ platforms. Our business significantly depends on having access to these APIs, particularly the Google AdWords API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers discontinue or limit access to their platforms, modify their terms of use or other policies or place additional restrictions on us as API users, or charge API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the publishers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

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

The sales cycle for our solutions, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, but is typically one to nine months. Some of our customers undertake a significant evaluation process that frequently involves not only our solutions but also those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. In addition, we offer an initial term, typically of a few months in duration, to new customers who may terminate their subscription at any time during this initial period before the fixed term contract commences. We have no assurance that the substantial time and money spent on our sales efforts will produce any sales. If our sales efforts result in a new customer subscription, the customer may terminate its subscription during the initial period, after we have incurred the expenses associated with entering the customer’s data in our platform and related training and support. If sales expected from a customer are not realized in the time period expected or not realized at all, or if a customer terminates during the initial period, our business, operating results and financial condition could be adversely affected.

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

We currently maintain offices and/or have sales personnel in Australia, Canada, China, England, France, Germany, Ireland, Japan and Singapore, as well as the United States. As we continue to expand our customer base outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

We increased our number of full-time employees from 285 as of December 31, 2011 to 424 as of December 31, 2012. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that our business or revenues will continue to grow. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2014, provide a management report on the internal control over financial reporting, and a report by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemption provided to an emerging growth company, as defined by The Jumpstart Our Businesses Act of 2012 (the JOBS Act). If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New

York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has and will increasingly make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and will need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Factors affecting the market price of our common stock include:

•	variations in our revenue, billings, gross margin, operating results, free cash flow, loss per share and how these results compare to analyst expectations;

•	forward looking guidance on billings, revenue, gross margin, operating results, free cash flow, and loss per share;

•	announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements by us or by our competitors;

•	disruptions in our cloud-based operations or services or disruptions of other prominent cloud-based operations or services;

•	the economy as a whole, market conditions in our industry, and the industries of our customers; and

•	any other factors discussed herein.

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

As of June 30, 2013, our directors, officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned approximately 45% of our outstanding voting stock. Therefore, these stockholders will continue to have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders could be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders

Delaware law and provisions in our restated certificate of incorporation and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.

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

Most of our total outstanding shares may be sold into the market when the “lock up” or “market stand-off” periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. We had 32.5 million shares of our common stock outstanding as of July 1, 2013. Approximately 23.8 million shares are currently restricted as a result of lock-up and market stand-off agreements and will become available for sale in the public market on September 18, 2013. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in March 2013.

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2013	0	N/A	0	0
May 1 – May 31, 2013	11,099	$4.10	0	0
June 1 – June 30, 2013	0	N/A	0	0

(1)	Certain of our shares of employees are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the holder of such shares is no longer employed by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.*				X

101.SCH	XBRL Taxonomy Extension Schema Document.*				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Marin Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIN SOFTWARE INCORPORATED

Dated: August 7, 2013	By:	/s/ Christopher A. Lien
Christopher A. Lien
Founder, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 7, 2013	By:	/s/ John A. Kaelle
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