Form 10-Q
period 2013-09-30
MARIN SOFTWARE INC
filed 2013-11-07
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the registrant had 32,630,905 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At September 30,	At December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$111,695	$31,540
Accounts receivable, net	13,886	13,133
Prepaid expenses and other current assets	3,505	1,814

Total current assets	129,086	46,487
Property and equipment, net	14,270	9,224
Other noncurrent assets	447	1,513

Total assets	$143,803	$57,224

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,148	$1,268
Accrued expenses and other current liabilities	11,013	9,661
Deferred revenue	2,884	618
Current portion of long-term debt	3,373	1,572

Total current liabilities	18,418	13,119
Long-term debt, less current portion	3,673	9,243
Other long-term liabilities	1,338	1,858

Total liabilities	23,429	24,220

Convertible preferred stock, net of issuance costs $0.001 par value - 10,000 and 18,804 shares authorized, 0 and 18,753 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	105,710
Stockholders’ equity (deficit)
Common stock, $0.001 par value - 500,000 and 36,000 shares authorized, 32,824 and 4,942 shares issued, 32,610 and 4,658 outstanding at September 30, 2013 and December 31, 2012, respectively	33	5
Additional paid-in capital	225,481	4,638
Accumulated deficit	(105,140)	(77,349)

Total stockholders’ equity (deficit)	120,374	(72,706)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$143,803	$57,224

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues, net	$20,113	$15,501	$55,486	$42,507
Cost of revenues	7,944	6,485	23,012	17,728

Gross profit	12,169	9,016	32,474	24,779

Operating expenses
Sales and marketing	10,281	8,742	31,090	23,615
Research and development	5,072	3,606	15,055	9,651
General and administrative	4,681	3,091	12,755	10,001

Total operating expenses	20,034	15,439	58,900	43,267

Loss from operations	(7,865)	(6,423)	(26,426)	(18,488)
Interest expense, net	(82)	(137)	(375)	(349)
Other income (expenses), net	(16)	(25)	(505)	(222)

Loss before provision for income taxes	(7,963)	(6,585)	(27,306)	(19,059)
Provision for income taxes	(230)	(63)	(485)	(167)

Net loss	(8,193)	(6,648)	(27,791)	(19,226)
Other comprehensive income (loss)	—	—	—	—

Comprehensive loss	$(8,193)	$(6,648)	$(27,791)	$(19,226)

Net loss per share available to common stockholders, basic and diluted	$(0.25)	$(1.51)	$(1.15)	$(4.46)

Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	32,522	4,404	24,136	4,312

Stock-based compensation is allocated as follows (Note 7):
Cost of revenues	$239	$121	$689	$292
Sales and marketing	349	261	1,003	817
Research and development	379	152	990	648
General and administrative	451	295	1,270	2,490

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(27,791)	$(19,226)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,428	1,802
Amortization of internally developed software	786	346
Noncash expenses related to warrants	436	334
Stock-based compensation	3,952	4,247
Provision for bad debts	288	274
Other noncash expenses	—	315
Excess tax benefits from stock-based award activities	(41)	—
Changes in operating assets and liabilities
Accounts receivable	(1,041)	(2,894)
Prepaid expenses and other current assets	(1,691)	(831)
Other assets	(34)	(26)
Accounts payable	212	430
Deferred revenue	2,266	129
Accrued expenses and other liabilities	1,135	1,322

Net cash used in operating activities	(18,095)	(13,778)

Investing activities
Purchases of property and equipment	(3,859)	(4,697)
Capitalization of internally developed software	(2,566)	(1,274)

Net cash used in investing activities	(6,425)	(5,971)

Financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	109,414	—
Proceeds from issuance of note payable, net of issuance costs	1,666	7,314
Repayment of note payable	(8,775)	(4,011)
Redemption of common stock and unvested shares subject to repurchase	(69)	(4,528)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	34,294
Proceeds from common stock purchase agreements and option exercises	1,193	1,951
Proceeds from employee stock purchase plan	1,205	—
Excess tax benefits from stock-based award activities	41	—

Net cash provided by financing activities	104,675	35,020

Net increase in cash and cash equivalents	80,155	15,271
Cash and cash equivalents
Beginning of period	31,540	1,719

End of period	$111,695	$16,990

Supplemental disclosure of noncash investing and financing activities
Accounts payable related purchases of property and equipment	201	48
Conversion of convertible preferred stock to common stock	105,710	—
Acquisition of equipment through capital lease	3,167	—
Conversion of warrant to purchase convertible preferred stock to common stock warrant	745	—
Accrued debt issuance costs	25	—

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for other interim periods or for future years.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash equivalents were $107,972 and $19,930 as of September 30, 2013 and December 31, 2012, respectively.

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

The Company’s cash equivalents as of September 30, 2013 and December 31, 2012 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2013 and December 31, 2012.

The following table presents the changes in the preferred stock warrant obligation measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Balances at beginning of period	$507	$145
Change in estimated fair value of warrant	238	178
Conversion to common stock warrant	(745)	—

Balances at end of period	$—	$323

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

From time to time the Company provides revenue credits to customers and an allowance is made based on historical credit activity. As of September 30, 2013 and December 31, 2012, the Company recorded an allowance for potential customer credits in the amount of $162 and $452, respectively.

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

Internal Use Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internal use software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. The Company capitalized internal-use software development costs of $1,018 and $440 during the three months ended September 30, 2013 and 2012, respectively, and $2,566 and $1,274 during the nine months ended September 30, 2013 and 2012, respectively. Amortization of capitalized costs related to internal-use software for the three months ended September 30, 2013 and 2012 was $303 and $136, respectively, and for the nine months ended September 30, 2013 and 2012 was $786 and $346, respectively. As of September 30, 2013 and December 31, 2012, unamortized internal use software development costs totaled $3,956 and $2,176, respectively. Amortization of internal use software is reflected in cost of revenues. Costs associated with minor enhancement and maintenance are expensed as incurred.

Revenue Recognition

The Company generates revenues principally from subscriptions to its platform either directly with advertisers or with advertising agencies. The Company’s subscription agreements are generally one year or longer in length. The Company’s subscription fee under most contracts is variable based on the value of the advertising spend that the Company’s advertisers manage through the Company’s platform and is generally invoiced on a monthly basis. Contracts with direct advertisers and certain contracts with advertising agencies also include a minimum monthly fee that is payable over the duration of the contract. The Company’s customers do not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. The Company commences revenue recognition for both direct advertisers and advertising agencies when all of the following conditions are met:

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

See Note 7 for further information.

2. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	September 30, 2013	December 31, 2012
Computer equipment	$15,190	$8,958
Software	7,020	4,268
Office equipment	597	457
Furniture, fixtures and leasehold improvements	1,847	1,742

	24,654	15,425
Less: Accumulated depreciation and amortization	(10,384)	(6,201)

	$14,270	$9,224

Depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 was $4,214 and $2,148, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	September 30, 2013	December 31, 2012
Accrued salary and payroll related expenses	$6,678	$4,771
Accrued accounts payable	2,877	3,882
Sales and use tax payable	435	17
Other	1,023	991

	$11,013	$9,661

3. Debt

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease has an effective interest rate of 6.0% and is repayable in 36 consecutive equal monthly installments of principal and interest. At the end of the lease period, the Company has the option to purchase the equipment at the estimated fair market value. As of September 30, 2013, the net book value of the equipment under the capital lease was $2,758 and the remaining principal balance payable was $2,876.

In September 2013, the Company entered into an amendment to its existing revolving credit facility pursuant to which Silicon Valley Bank agreed to increase the revolving credit facility to the lesser of $15,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the revolving credit facility was extended to July 31, 2015 and the annual interest rate was amended to 0.25% over the Prime Rate payable on a monthly basis. Additionally, the Company’s obligation to meet certain financial covenants will be waived when the Company’s unrestricted cash balance exceeds $50,000.

The maturities of all outstanding debt as of September 30, 2013 are as follows:

Periods Ending December 31,
2013	$982
2014	3,130
2015	2,464
2016	677

7,253
Less:
Current portion	(3,373)
Discount on long-term debt	(207)

Noncurrent portion of debt	$3,673

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

5. Common Stock

As of September 30, 2013 and December 31, 2012, the Company was authorized to issue 500,000 and 36,000, respectively, shares of $0.001 par value Common Stock. Reserved shares of Common Stock are as follows:

	September 30, 2013	December 31, 2012
Preferred Stock and Common Stock Warrants	—	114
Stock options	12,213	7,213
Employee stock purchase plan	1,000	—
Convertible preferred stock	—	18,804

	13,213	26,131

6. Equity Award Plans

In April 2006, the Company’s Board of Directors adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and nonstatutory stock options. Only employees may receive incentive stock options, but nonstatutory stock options may be granted to employees, nonemployee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company may have had the opportunity to repurchase 284 and 214 shares as of December 31, 2012 and September 30, 2013, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability. As of September 30, 2013 and December 31, 2012, $1,338 and $1,332, respectively, has been recorded as a long-term liability on the condensed consolidated balance sheets.

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

A summary of activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in Years)	Value
Balances at December 31, 2012	4,314	$4.17	7.61	$34,439

Options granted	1,417	12.09	9.45
Options exercised	(451)	2.54	—
Options forfeited and cancelled	(290)	8.18	—

Balances at September 30, 2013	4,990	$6.33	7.99	$31,125

Options exercisable as of September 30, 2013	4,342	$5.72	7.79	$29,664

Options vested as of September 30, 2013	2,146	$2.93	6.83	$20,648

Options vested and expected to vest of September 30, 2013	4,737	$6.16	7.93	$30,373

In February, 2013, the Company’s Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares have been reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of stock purchased under the 2013 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 Employee Stock Purchase Plan will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. As the current offering period is March 22, 2013 through November 14, 2013, no shares were issued under the 2013 ESPP during the three and nine months ended September 30, 2013.

7. Stock-Based Compensation

For stock options granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $1,418 and $829 for the three months ended September 30, 2013 and 2012, respectively, and $3,952 and $4,247 for the nine months ended September 30, 2013 and 2012, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility and expected forfeitures. The Company used the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividend yield	—	—	—	—
Expected volatility	53.8%	57.0%	53.8% - 55.8%	57.0%
Risk-free interest rate	1.69% - 2.01%	0.72%	1.37% - 2.47%	0.72% - 1.15%
Expected life of options (in years)	6.25	6.25	6.25	6.25
Forfeiture rate	7.0%	3.2% - 7.0%	7.0%	3.2% - 7.0%

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

Cash proceeds from the exercise of stock options were $1,193 and $1,451 for the nine months ended September 30, 2013 and 2012, respectively.

Compensation expense is recognized ratably over the requisite service period. As of September 30, 2013, there was $12,345 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 2.9 years.

Given the lack of a public market for the Company’s outstanding Common and Preferred Stock during the three and nine months ended September 30, 2012 and through March 27, 2013, the Company’s Board of Directors established an estimate of fair value for these securities as well as for options and warrants to purchase these securities. The fair value of the Company’s Common Stock as used in the determination of the exercise price of stock options was estimated by the Board of Directors based on factors such as the liquidation preference, dividends and other rights of the outstanding Preferred Stock; recent financial and operating performance; the status of the Company’s development and sales efforts, revenue growth and additional objectives; the likelihood and proximity of an initial public offering; and the valuation of comparable companies that are publicly traded. Subsequent to the closing of the Company’s IPO, the Company has used the closing price of the Company’s common stock on the date of the stock option grant as the fair value of the Company’s Common Stock and the exercise price of the stock options.

Employee Stock Purchase Plan

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

Three and Nine Months Ended September 30, 2013
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

Income tax expense for the nine months ended September 30, 2013 was $485 on a pre-tax loss of $27,306. Income tax expense for the nine months ended September 30, 2012 was $167 on a pre-tax loss of $19,059. As of September 30, 2013, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

As of September 30, 2013, the Company’s gross uncertain tax benefits totaled $533. As of September 30, 2013, none of the Company’s uncertain tax benefits, including related accrued interest and penalties, would affect the Company’s effective tax rate if recognized.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(8,193)	$(6,648)	$(27,791)	$(19,226)

Denominator:
Weighted average number of shares,basic and diluted	32,522	4,404	24,136	4,312

Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.25)	$(1.51)	$(1.15)	$(4.46)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2013	2012
Convertible preferred stock	—	17,275
Options to purchase common stock	4,990	4,274
Common stock subject to repurchase	214	309
Convertible preferred stock warrants	—	51
Common stock warrants	—	37

	5,204	21,946

10. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluation of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States of America	$13,396	$11,448	$38,019	$31,360
International	6,717	4,053	17,467	11,147

Total revenues, net	$20,113	$15,501	$55,486	$42,507

Long-lived assets by geographic area were as follows:

	September 30, 2013	December 31, 2012
United States of America	$13,908	$8,839
International	362	385

Total long-lived assets, net	$14,270	$9,224

11. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended September 30, 2013 and 2012 was $1,752 and $1,343, respectively, and for the nine months ended September 30, 2013 and 2012 was $5,016 and $3,343, respectively.

Future minimum lease payments for significant operating leases as of September 30, 2013 were as follows:

Periods Ending December 31,
2013	$1,429
2014	5,200
2015	1,912
2016	717
2017 and thereafter	858

$10,116

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

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

We market and sell our solutions to advertisers directly and through leading advertising agencies. We generate revenues from subscription contracts under which we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. We have achieved 18 consecutive quarters of revenue growth. For the three months ended September 30, 2013, our revenues grew 30% to $20.1 million from $15.5 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, our revenues grew 31% to $55.5 million from $42.5 million for the nine months ended September 30, 2012. We incurred a net loss of $8.2 million and $27.8 million for the three and nine months ended September 30, 2013, respectively. We must continue to increase revenues at a higher rate than our cost of revenues and operating expenses increase, or we will need to make additional efforts to decrease cost of revenues and operating expenses as a percentage of revenues in order to begin to generate net income.

We generate revenues principally from subscription contracts under which we provide advertisers with access to our platform, either directly or through the advertiser’s relationship with an agency that has a contract with us. Our contracts are generally one year or longer in length. Under our subscription contracts with most of our direct advertisers and some of our agency customers, customers are contractually committed to a monthly minimum fee, which is payable on a monthly basis over the duration of the contract and is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed monthly minimum fee. Our contractual arrangement is with the advertising agency and the advertiser is not a party to the terms of the contract. Accordingly, most advertisers through our agency customers do not have a commitment to use our services and the advertisers may be added or removed from our platform at the discretion of the respective agency. We invoice the advertising agency the amounts due under the contract. Historically, approximately half of our revenues have been generated from advertising agency customers. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform. Our deferred revenues consist of the unearned portion of billed subscription fees.

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

The majority of our revenues are derived from our advertisers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Advertisers from outside of the United States represented 33% and 31% of total revenues for the three and nine months ended September 30, 2013, respectively, and 26% for both the three and nine months ended September 30, 2012.

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

Key Factors Affecting Our Performance

Number of Active Advertisers

We define an active advertiser as an advertiser from whom we recognized revenues in excess of $2,000 in at least one month in a period. We believe the $2,000 threshold best identifies advertisers who are actively using our platform. We focus on revenue in at least one month in a period to account for seasonality in advertising spend by our customers, some of whom may not run digital advertising campaigns in every month of a year but still represent an active advertiser on our platform. We count organizations within the same corporate structure as one advertiser, even if they have signed separate contracts with us for different brands or divisions, whether they are a direct advertiser or an advertiser through an agency. When our subscription contract is with an advertising agency, we include each advertiser whose advertising spend is managed by the agency through our platform as a different advertiser. Advertisers who have advertising spend managed by multiple agencies on our platform are counted as one advertiser. We believe that our ability to increase the number of active advertisers using our platform is a leading indicator of our ability to grow revenues. We had 610 and 502 active advertisers in the quarters ended September 30, 2013 and 2012, respectively. While our active advertiser count has increased over time, this metric can also fluctuate from quarter to quarter due to seasonality and timing and amount of revenue contribution from new active advertisers and therefore, there is not necessarily a direct correlation between the amount of increased revenues and the change in active advertisers in a particular period.

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

Annualized Advertising Spend on our Platform

We calculate annualized advertising spend as advertising spend in the last month of a period multiplied by 12. We believe that increases in annualized advertising spend generally lead to increases in revenues over time. However, we believe that other factors related to the terms of customer agreements and seasonality can make it difficult to directly correlate annual advertising spend to changes in revenues in a particular period. Our customers collectively managed $4.7 billion in annualized advertising spend on our platform in December 2012, and during the three months ended September 30, 2013, we achieved $5.0 billion in annualized spend under management.

Components of Results of Operations

Revenues

We generate revenues principally from subscription contracts under which we provide advertisers with access to our platform, either directly or through the advertiser’s relationship with an agency with whom we have a contract. Under our subscription contracts with most direct advertisers and some of our agency customers, customers contractually commit to a monthly minimum fee, which is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed monthly minimum fee. Additionally, advertisers we serve through our arrangements with our advertising agencies generally do not have a minimum commitment to continue using our services. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform, although some customers pay a flat monthly rate over the term of their subscription contract. Our deferred revenues consist of the unearned portion of billed subscription fees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues, net	$20,113	$15,501	$55,486	$42,507
Cost of revenues (1)	7,944	6,485	23,012	17,728

Gross profit	12,169	9,016	32,474	24,779

Operating expenses
Sales and marketing (1)	10,281	8,742	31,090	23,615
Research and development (1)	5,072	3,606	15,055	9,651
General and administrative (1)	4,681	3,091	12,755	10,001

Total operating expenses	20,034	15,439	58,900	43,267

Loss from operations	(7,865)	(6,423)	(26,426)	(18,488)
Interest expense, net	(82)	(137)	(375)	(349)
Other income (expenses), net	(16)	(25)	(505)	(222)

Loss before provision for income taxes	(7,963)	(6,585)	(27,306)	(19,059)
Provision for income taxes	(230)	(63)	(485)	(167)

Net loss	$(8,193)	$(6,648)	$(27,791)	$(19,226)

Other financial data:
Adjusted EBITDA (2)	$(5,863)	$(5,198)	$(20,826)	$(13,367)

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues	$239	$121	$689	$292
Sales and marketing	349	261	1,003	817
Research and development	379	152	990	648
General and administrative	451	295	1,270	2,490

(2)	We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation and amortization, capitalized internal-use software development costs, interest expense, net, provision for income taxes and other income (expenses), net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based compensation expense, depreciation and amortization, capitalized internal-use software development costs, interest expense, net, provision for income taxes and other income or expense, net, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•	Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance; and

•	Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•	Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net loss	$(8,193)	$(6,648)	$(27,791)	$(19,226)
Depreciation and amortization	1,602	836	4,214	2,148
Interest expense, net	82	137	375	349
Provision for income taxes	230	63	485	167

EBITDA	(6,279)	(5,612)	(22,717)	(16,562)
Other (income) expenses, net	16	25	505	222
Capitalized internal-use software development costs	(1,018)	(440)	(2,566)	(1,274)
Stock-based compensation	1,418	829	3,952	4,247

Adjusted EBITDA	$(5,863)	$(5,198)	$(20,826)	$(13,367)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues, net	100%	100%	100%	100%
Cost of revenues	39	42	41	42

Gross profit	61	58	59	58

Operating expenses
Sales and marketing	51	56	56	56
Research and development	25	23	27	23
General and administrative	23	20	23	24

Total operating expenses	99	99	106	103

Loss from operations	(38)	(41)	(47)	(45)
Interest expense, net	—	(1)	(1)	(1)
Other income (expenses), net	—	—	(1)	(1)

Loss before provision for income taxes	(38)	(42)	(49)	(47)
Provision for income taxes	(1)	—	(1)	—

Net loss	(39)%	(42)%	(50)%	(47)%

The following table sets forth our consolidated revenues by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
United States of America	$13,396	$11,448	$38,019	$31,360
International	6,717	4,053	17,467	11,147

Total revenues	$20,113	$15,501	$55,486	$42,507

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Total revenues	$20,113	$15,501	$4,612	30%	$55,486	$42,507	$12,979	31%

Subscription revenue for the three and nine months ended September 30, 2013 increased by $4.6 million and $13.0 million, or 30% and 31%, respectively, compared to the corresponding periods in 2012. These increases were driven by growth in revenues from both new and existing advertisers in all geographies as our ongoing investment in sales and marketing resources resulted in increased demand for our platform worldwide. During the three and nine months ended September 30, 2013, we generated $0.8 million and $6.2 million, respectively, of revenue from new advertisers. We define a new advertiser as an advertiser from whom we earned revenue during the current fiscal period and from whom we did not earn any revenue during the previous corresponding period. There were no customers that accounted for greater than 10% of our revenues in either of the three or nine months ended September 30, 2012 or 2013.

Revenues in the three and nine months ended September 30, 2013 from the United States locations represented 67% and 69%, respectively, of revenues, and in both the three and nine months ended September 30, 2012, revenues from the United States locations represented 74% of revenues.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$7,944	$6,485	$1,459	22%	$23,012	$17,728	$5,284	30%
Gross profit	12,169	9,016	3,153	35	32,474	24,779	7,695	31
Gross profit percentage	61%	58%			59%	58%

Cost of revenues for the three and nine months ended September 30, 2013 increased $1.5 million and $5.3 million, or 22% and 30%, respectively, compared to the corresponding periods in 2012. This reflected an increase in the number of global services and platform infrastructure personnel, resulting in increases of $0.5 million and $2.3 million in compensation expense during the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2013, we also experienced increases of $0.6 million and $1.6 million, respectively, of depreciation and amortization expense, $0.2 million and $0.7 million, respectively, in hosting costs, and $0.1 million and $0.1 million, respectfully, of professional fees to support the increased use of our hosted platform. Likewise, during the nine months ended September 30, 2013, each of allocated overhead, professional fees, recruiting fees and equipment-related expenses increased $0.1 million, compared to the same period in 2012.

Our gross margin increased to 61% during the three months ended September 30, 2013 from 58% during the three months ended September 30, 2012. This increase was due to the achievement of greater operational efficiency from personnel dedicated to our cloud infrastructure and global services precipitated by upgraded functionality and capabilities delivered by our engineering team. Compensation for these personnel was 22% of revenues during the three months ended September 30, 2013, as compared to 25% during the same period in 2012. Our gross margin increased to 59% during the nine months ended September 30, 2013 from 58% during the nine months ended September 30, 2012. This increase was due to the achievement of greater operational efficiency referred to above, as compensation for our personnel dedicated to our cloud infrastructure and global services and the related allocation of overhead costs was 24% of revenues during the nine months ended September 30, 2013, as compared to 26% during the same period in 2012.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$10,281	$8,742	$1,539	18%	$31,090	$23,615	$7,475	32%
Percent of revenues, net	51%	56%			56%	56%

Sales and marketing expenses for the three and nine months ended September 30, 2013 increased $1.5 million and $7.5 million, or 18% and 32%, respectively, compared to the corresponding periods in 2012. The increases were primarily due to an increase in global sales and marketing headcount, contributing to an increase of $1.1 million and $5.9 million in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs associated with our sales force during the three and nine months ended September 30, 2013, respectively. Stock-based compensation for the nine months ended September 30, 2013 did not include $0.4 million in stock-based compensation recorded during the three months ended March 31, 2012 directly attributable to the redemption of common shares from an employee for an amount above the fair value at the time of the redemption. The remaining $0.4 million increase during the three months ended September 30, 2013 is the result of an increase in allocated overhead of $0.1 million due to the growth in headcount relative to the rest of the company. Likewise, expenses related to trade shows, marketing technology and recruiting each increased $0.1 million during the three months ended September 30, 2013 to support our growth in headcount and our marketing efforts. During the nine months ended September 30, 2013, allocated overhead increased $0.6 million and recruiting fees increased $0.2 million to support our growth in headcount. Marketing event and technology costs increased $0.5 million due to our continued marketing efforts and professional fees also increased $0.2 million during the nine months ended September 30, 2013, as compared to the same period in 2012.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$5,072	$3,606	$1,466	41%	$15,055	$9,651	$5,404	56%
Percent of revenues, net	25%	23%			27%	23%

Research and development expenses for the three and nine months ended September 30, 2013 increased $1.5 million and $5.4 million, or 41% and 56%, respectively, compared to the corresponding periods in 2012. This reflected an increase in the number of research and development personnel, resulting in an increase of $0.8 million and $3.8 million, respectively, in compensation expense during the three and nine months ended September 30, 2013. Stock-based compensation for the nine months ended September 30, 2013 did not include $0.3 million in stock-based compensation during the three months ended March 31, 2012 directly attributable to the redemption of common shares from two employees for an amount above the fair value at the time of the redemption. Allocated overhead increased $0.2 million and $0.9 million, respectively, during the three and nine months ended September 30, 2013 due to the increase in headcount. Professional fees increased $0.2 million and $0.3 million during the three and nine months ended September 30, 2013, respectively, to supplement our employees’ efforts to enhance our software architecture. Travel expenses increased $0.1 million and $0.2 million during the three and nine months ended September 30, 2013, respectively, to support the opening of our new office in Shanghai.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$4,681	$3,091	$1,590	51%	$12,755	$10,001	$2,754	28%
Percent of revenues, net	23%	20%			23%	24%

General and administrative expenses for the three and nine months ended September 30, 2013 increased $1.6 million and $2.8 million, or 51% and 28%, respectively, compared to the corresponding periods in 2012. Included in this balance during the nine months ended September 30, 2012 is $1.9 million in stock-based compensation that was recognized during the three months ended March 31, 2012 directly associated with the redemption of common shares from two employees for an amount above the fair value at the time of the redemption. As a result, stock-based compensation for general and administrative employees decreased $1.2 million during the nine months ended September 30, 2013 as compared to the same period in fiscal 2012. Stock-based compensation increased by $0.2 million during the three months ended September 30, 2013 as compared to the same period in fiscal 2012 due to the increase in the number of general and administrative personnel. Excluding stock-based compensation, general and administrative expenses for the three and nine months ended September 30, 2013 increased $1.4 million and $4.0 million, respectively, compared to the corresponding periods in fiscal 2012. Compensation, benefits and other employee-related expenses exclusive of stock-based compensation increased by $0.5 million and $2.0 million during the three and nine months ended September 30, 2013, respectively, as we added employees to support the growth of our business and as we became a public company. Professional fees and insurance expenses increased $0.2 million and $0.6 million during the three and nine months ended September 30, 2013, respectively, to support our global expansion and as we completed our initial public offering and became a public company during the March 2013. Recruiting fees increased $0.1 million and $0.3 million during the three and nine months ended September 30, 2013, respectively, to support our growth in headcount. Allocated overhead increased by $0.1 million and $0.2 million during the three and nine months ended September 30, 2013, respectively, due to the increase in headcount. Expenses for non-income based taxes increased $0.3 million and $0.1 million during the three and nine months ended September 30, 2013, respectively, due to the recovery of past due sales tax balances from our customers during the three months ended September 30, 2012.

Other Expenses, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expenses), net	$(98)	$(162)	$64	(40)%	$(880)	$(571)	$(309)	54%

Other expenses, net primarily consists of foreign currency transaction gains and losses and interest expense. The increase of $0.3 million during the nine months ended September 30, 2013 was primarily due to an increase of $0.2 million in foreign exchange losses and an increase of $0.1 million in the fair value of the preferred stock warrant liability.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$230	$63	$167	265%	$485	$167	$318	190%

Provision for income taxes for the three and nine months ended September 30, 2013 increased $0.2 million and $0.3 million, respectively, as a result of increased profits generated in foreign jurisdictions by our wholly-owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. To date, we have raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. Additionally, we have utilized equipment lines to fund capital purchases and in March and April 2013, we raised net proceeds of $109.3 million in our initial public offering. As of September 30, 2013, our principal sources of liquidity were our cash and cash equivalents of $111.7 million, access to borrowing under our revolving credit facility and our capital lease arrangement. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

We presently maintain minimal cash balances in our foreign subsidiaries. As of September 30, 2013, we had $111.7 million of cash and cash equivalents, of which only $0.8 million was held by our foreign subsidiaries. In the future, we plan to increase the invoicing and remittance of proceeds from our international operations in our foreign subsidiaries’ bank accounts. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(18,095)	$(13,778)
Net cash used in investing activities	(6,425)	(5,971)
Net cash provided by financing activities	104,675	35,020

Net increase in cash and cash equivalents	$80,155	$15,271

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

Cash used in operating activities during the nine months ended September 30, 2013 of $18.1 million was the result of a net loss of $27.8 million, partially offset by non-cash expenses of $8.9 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. These uses of funds were offset by a $0.8 million net change in working capital items, most notably an increase in deferred revenue of $2.3 million due to our efforts to invoice the total minimum fees due under the term of our subscription agreements at the start of the agreement, and an increase in accrued liabilities of $1.1 million, related to the growth of our operations and timing of related disbursements. These working capital changes were partially offset by a $1.7 million increase in prepaid expenses and other current assets and a $1.0 million increase in accounts receivable, also related to the growth of our operations and timing of related disbursements.

Cash used in operating activities for the nine months ended September 30, 2012 of $13.8 million was the result of a net loss of $19.2 million, partially offset by non-cash expenses of $7.3 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. The remaining use of funds of $1.9 million was from the net change in working capital items, most notably an increase in accounts receivable of $2.9 million resulting from our revenue growth and an increase in prepaid expenses and other current assets of $0.8 million primarily related to the timing of payments for insurance premiums and software subscriptions. These were partially offset by an increase in accounts payable and accrued liabilities of $1.5 million and $0.4 million, respectively, related to the growth of our operations and timing of compensation and other general expenses.

Investing Activities

During the nine months ended September 30, 2013 and 2012, investing activities consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internal-use software development costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and developing our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2013 was $104.7 million. This was primarily related to proceeds from our initial public offering, net of paid offering costs, of $109.4 million as well as $2.4 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan. These amounts were partially offset by $7.1 million in net repayments under our credit facility and capital lease arrangement.

Cash provided by financing activities for the nine months ended September 30, 2012 was $35.0 million. This consisted of $34.3 million of net proceeds from the issuance of our Series F preferred stock, $1.9 million of proceeds from the exercise of stock options and issuance of common stock, and net borrowings under our credit facility of $3.3 million during this period. These amounts were partially offset by $4.5 million paid to redeem common stock during the period.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and our data center. As of September 30, 2013, the future minimum payments under these commitments, as well as obligations under our credit facility, were as follows:

	Payments Due By Period
	(In thousands)
	Debt Obligations	Interest Expense Payments	Operating Leases	Total
Remaining three months of 2013	$982	$42	$1,429	$2,453
Year ending December 31, 2014	3,130	105	5,200	8,435
Year ending December 31, 2015	2,464	33	1,912	4,409
Year ending December 31, 2016	677	2	717	1,396
Year ending December 31, 2017 and thereafter	—	—	858	858

Total	$7,253	$182	$10,116	$17,551

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of September 30, 2013.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds, corporate debt securities and a certificate of deposit. As of September 30, 2013, we had cash and cash equivalents of $111.7 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2013 we had borrowings outstanding in the aggregate of $7.3 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 3.0% to 6.0%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of September 30, 2013 would result in an insignificant impact to interest expense for 2013.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues was 31% and 26% during the nine months ended September 30, 2013 and 2012, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars.

The functional currency for our wholly-owned foreign subsidiaries is the U.S. Dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the statement of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction losses included in determining net loss were not significant during the three and nine months ended September 30, 2013 and 2012. Transaction gains and losses are included in other income (expenses), net.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $26.5 million during 2012 and net losses of $27.8 million for the nine months ending September 30, 2013. As of September, 2013, we had an accumulated deficit of $105.1 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We anticipate that our cost of revenues and operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in the foreseeable future and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We have a usage-based pricing model where most of our fees are calculated as a percentage of customers’ advertising spend managed on our platform. This pricing model makes it difficult to accurately forecast revenues because our customers’ advertising spend managed by our platform may vary from month to month based on the variety of industries in which our advertisers operate, the seasonality of those industries and fluctuations in our customers’ advertising budgets or other factors. Our contracts with our direct advertiser customers generally contain a minimum monthly fee, which is generally greater than one-half of our estimated monthly revenues from the customer at the time the contract is signed, and, as a result, the monthly minimum may not be a good indicator of our revenues from that customer. In addition, advertisers that use our platform through our agency customers typically do not have a minimum monthly spend amount or a minimum term during which they must use our platform and, as a result, the ability to forecast revenues from these advertisers is difficult. Additionally, if we overestimate usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenues, which would harm our gross margins and other operating results.

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

In order for us to improve our operating results, it is important that our customers continue to manage their advertising spend on our platform, increase their usage and also purchase additional solutions from us. In the case of our direct advertiser customers, we offer our solutions primarily through subscription contracts and generally bill customers over the related subscription period, which is generally one year or longer. During the term of their contracts, our direct advertiser customers generally have no obligation to maintain or increase their advertising spend on our platform beyond a specified minimum monthly fee, which is typically set at the time the contract is signed and is half of the monthly amount we anticipate the customer will spend. Our direct advertiser customers have no renewal obligation after the initial or then-current renewal subscription period expires, and even if customers renew contracts, they may decrease the level of their digital advertising spend managed through our platform, resulting in lower revenues from that customer. Advertisers that we serve through our arrangements with our advertising agencies generally do not have any contractual commitment to use our platform. Our customers’ usage may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our platform and our customer support, the frequency and severity of outages, the pricing of our, or competing, solutions, the effects of global economic conditions, including the recent U.S. federal government shut-down and concerns over future U.S. budgetary negotiations, and reductions in spending levels or changes in our customers’ strategies regarding digital advertising. Due to our limited historical experience, we may not be able to accurately predict future usage trends. If our customers renew on less favorable terms or reduce their advertising spend on our platform, our revenues may grow more slowly than expected or decline.

We incur upfront costs associated with onboarding advertisers to our platform and may not recoup our investment if we do not maintain the advertiser relationship over time.

Our operating results may be negatively affected if we are unable to recoup our upfront costs for onboarding new advertisers to our platform. Upfront costs when adding new advertisers generally include sales commissions for our sales force, expenses associated with entering customer data into our platform and other implementation-related costs. Because our customers, including direct advertisers and agencies, are billed over the term of the contract, if new customers sign contracts with short initial subscription periods and do not renew their subscriptions, or otherwise do not continue to use our platform to a level that generates revenues in excess of our upfront expenses, our operating results could be negatively impacted. In cases in which the implementation process is particularly complex, the revenues resulting from the customer under our contract may not cover the upfront investment, so if a significant number of these customers do not renew their contracts, it could negatively affect our operating results.

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

The sales cycle for our solutions, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, but is typically one to nine months. Some of our customers undertake a significant evaluation process that frequently involves not only our solutions but also those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. In addition, under certain circumstances, we offer an initial term, typically of a few months in duration, to new customers who may terminate their subscription at any time during this initial period before the fixed term contract commences. We have no assurance that the substantial time and money spent on our sales efforts will produce any sales. If our sales efforts result in a new customer subscription, the customer may terminate its subscription during the initial period, after we have incurred the expenses associated with entering the customer’s data in our platform and related training and support. If sales expected from a customer are not realized in the time period expected or not realized at all, or if a customer terminates during the initial period, our business, operating results and financial condition could be adversely affected.

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

The cloud computing market is not as mature as the market for on-premise software, and it is uncertain whether cloud computing will achieve and sustain high levels of customer demand and market acceptance. If other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing as a whole, including our solution, may be negatively affected. If cloud computing does not achieve widespread adoption, or there is a reduction in demand for cloud computing caused by a lack of customer acceptance, technological challenges, weakening economic conditions, including the recent U.S. federal government shut-down and concerns over future U.S. budgetary negotiations, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues or increased expenses from development of alternative on-premise solutions and our business could be adversely affected.

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Canadian Dollars, Chinese Yuan, Euros, Japanese Yen and Singapore Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our non-U.S. revenues would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Historically, economic downturns have resulted in overall reductions in advertising spend. If economic conditions deteriorate, including as the result of concerns over future U.S. budgetary negotiations, our customers and potential customers may elect to decrease their advertising budgets or defer or reconsider software and service purchases, which would limit our ability to grow our business and negatively affect our operating results.

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

If our customers fail to abide by applicable privacy laws or to provide adequate notice and/or obtain consent from end users, we could be subject to litigation or enforcement action or reduced demand for our services. Industry self-regulatory standards or technologies may be implemented in the future that could affect demand for our platform and our ability to access data we use to provide our platform.

Our customers utilize our services to support and measure their direct interactions with end users and we must rely on our customers to implement and administer any notice or choice mechanisms required under applicable laws. If customers fail to abide by these laws, it could result in litigation or regulatory or enforcement action against our customers or against us directly.

In addition, self-regulatory organizations (such as the Network Advertising Initiative) to which our customers may belong may impose opt-in or opt-out requirements on our customers, which may in the future require our customers to provide various mechanisms for users to opt-in or opt-out of the collection of any data, including anonymous data, with respect to such users’ web or mobile activities. The online and/or mobile industries may adopt technical or industry standards, such as the proposed Do Not Track header, that allow users to opt-in or opt-out of data that is necessary to our business. Furthermore, publishers may implement alternative tracking technologies that make it more difficult to access the data necessary to our business or make it more difficult for us to compete with the publisher’s own advertising management solutions. If any of these events were to occur in the future, it could have a material effect on our ability to provide services and for our customers to collect the data that is necessary to use our services.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has and will increasingly make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and will continue to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

As of September 30, 2013, our directors, officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned approximately 57% of our outstanding voting stock. Therefore, these stockholders will continue to have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders could be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the holders of an aggregate of 18.8 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock.

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

Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in March 2013.

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2013	1,125	$7.55	0	0
August 1 – August 31, 2013	0	N/A	0	0
September 1 – September 30, 2013	711	$0.82	0	0

(1)	Certain of our shares of employees are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the holder of such shares is no longer employed by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.8	Amended and Restated Loan and Security Agreement, dated as of December 9, 2011, by and among the Registrant, Marin Software Limited and Silicon Valley Bank, as amended.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.*				X

101.SCH	XBRL Taxonomy Extension Schema Document.*				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Marin Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIN SOFTWARE INCORPORATED

Dated: November 6, 2013	By:	/s/ Christopher A. Lien
Christopher A. Lien
Founder, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 6, 2013	By:	/s/ John A. Kaelle
John A. Kaelle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.8	Amended and Restated Loan and Security Agreement, dated as of December 9, 2011, by and among the Registrant, Marin Software Limited and Silicon Valley Bank, as amended.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.*				X

101.SCH	XBRL Taxonomy Extension Schema Document.*				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Marin Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.