Form 10-K
period 2013-12-31
MARIN SOFTWARE INC
filed 2014-02-28
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-32224

Marin Software Incorporated

(Exact name of registrant as specified in its charter)

Delaware	20-4647180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

123 Mission Street, 25th Floor

San Francisco, CA 94105

(415) 399-2580

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	New York Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act:

Not applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.     Yes  ☐     No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes   ☒    No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No   ☒

Based on the closing price of the Registrant’s Common Stock on the New York Stock Exchange of $10.24 on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 28, 2013, the aggregate market value of its shares held by non-affiliates was approximately $195 million. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2014, there were approximately 33.0 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2013, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MARIN SOFTWARE INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2013

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used in this report, the terms “Marin,” “Registrant,” “we,” “us,” “our,” and “the Company” mean Marin Software Incorporated and its subsidiaries unless the context indicates otherwise.

PART I

ITEM 1.	BUSINESS

We provide a leading cloud-based digital advertising management platform that enables advertisers and agencies to improve the performance of their online advertising campaigns.

Our Revenue Acquisition Management platform is an analytics, workflow, and optimization solution for marketing professionals, enabling them to effectively manage digital advertising campaigns across search, display, social and mobile. With our platform, customers can:

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

Our platform is integrated with leading publishers such as Baidu, Bing, Facebook, Google, Yandex and Yahoo! Japan. Additionally, we have integrations with more than 30 leading web analytics and ad-serving solutions, and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

Our software platform serves as a system-of-record for advertising performance, sales and revenue data, allowing advertisers to connect the dots between advertising spend and revenue outcomes. Through an intuitive interface, we enable our customers to simultaneously run large-scale digital advertising campaigns across multiple publishers and channels, making it easy for marketers to create, publish, modify and optimize campaigns in real time.

Our predictive bid management and optimization technology also allows advertisers to forecast outcomes and optimize campaigns across multiple publishers and channels to achieve their business goals. Our optimization technology enables advertisers to easily and rapidly increase ad spend on those campaigns, publishers and channels that are performing well while reducing investment in those that are not. This category of solutions, which we refer to as Revenue Acquisition Management, enables businesses to intelligently and efficiently measure, manage, and optimize their digital advertising spend to achieve desired business results.

Headquartered in San Francisco, we were founded in 2006. The mailing address of our headquarters is 123 Mission Street, 25th Floor, San Francisco, California 94105 and our telephone number at that location is (415) 399-2580. Today our customers collectively manage more than $6 billion in annualized ad spend on our platform, making us the largest independent digital advertising management solution.

Benefits of our Solution

Our Revenue Acquisition Management platform helps advertisers improve their ability to acquire customers and revenue by optimizing their digital advertising campaigns.

Business Benefits

Financial lift. The combination of optimized digital ad campaigns, workflow efficiencies and better decision making enables our customers to increase volume of revenues or leads, gain higher profits, improve advertising return on investment, and lower costs of customer acquisition.

Efficiencies and time savings. Utilizing our software solution, customers are able to automate manual and time-intensive tasks such as reporting, analysis, campaign creation and bidding, allowing advertisers to focus on campaign strategy, expansion and optimization.

Better business decision making. Our Revenue Acquisition Management platform enables advertisers to manage campaigns to focus on higher order business objectives, such as profit margin, and quickly filter and compare large data sets to uncover valuable insights and improve business outcomes.

Key Strengths

Robust and flexible integration. Our Revenue Acquisition Management platform enables marketers to aggregate and analyze key data from large-scale digital advertising campaigns and related business information systems. This allows marketers to create a system-of-record that can be used to reliably attribute revenue to specific programs, understand the purchase path, and assess customer lifetime value.

Big data analytics. Advertisers often have to manually parse through large data sets to uncover opportunity and waste in their digital programs. We provide sophisticated analytics capabilities, which enables advertisers to quickly and programmatically review large data sets, identify outliers and trends, and take appropriate action.

Real-time, cross-publisher campaign management. Our software solution enables customers to simultaneously run large-scale digital advertising campaigns across multiple publishers and channels, making it easy for marketers to create, publish, modify and optimize campaigns in real time using a single interface.

Predictive bid management and optimization. Our bid management technology allows marketers to optimize campaigns across multiple publishers and channels to achieve their business goals, such as increasing revenues or decreasing the cost per lead or cost per customer acquired. Advertisers can also forecast and adjust outcomes using our predictive bidding technology.

Intuitive interface offering visibility and control. Our intuitive interface is designed to simplify the daily workflow requirements of online marketers, including managing multiple campaigns, performing real-time analytics and collaborating with multi-user teams.

Experienced team committed to customer success. With offices in nine countries, we have a global team experienced in both digital advertising and enterprise software, enabling us to effectively meet the needs of large and sophisticated advertisers.

Scalable cloud-based architecture. We deliver our cloud-based platform using a purpose-built technology foundation designed to support enterprise-scale data sets and transaction volumes. Our technology allows customers to aggregate, store and process large amounts of data while maintaining high levels of application availability and responsiveness.

Offered Solutions

Our cloud-based digital advertising management platform enables our customers to measure, manage and optimize their digital marketing campaigns to improve performance of their online advertising campaigns, realize efficiencies and time savings, and make better business decisions. We currently offer two editions of our platform that leverage the same underlying technology.

•	Enterprise Edition. Targeting large advertisers and agencies, Marin Enterprise is designed to provide digital advertisers with the power, scale and flexibility required to manage large-scale advertising campaigns.

•	Professional Edition. Targeting mid-market advertisers and agencies, Marin Professional is designed for rapid deployment and offers customers a complete workflow, analysis and optimization solution for managing digital advertising.

Marin’s Revenue Acquisition Management Platform – Product Schematic

Our software platform is comprised of the following modules:

Optimization. Our Optimization module helps advertisers manage bids across publishers to meet revenue goals and identify opportunities for campaign improvements leading to improved financial performance and efficiencies. Key capabilities of our Optimization module include:

•	Predictive Bidding. Our predictive bid management solution allows advertisers to calculate bids across any number of ad units, including ads with little or no data, using statistical methods. Users can set business level goals, such as meeting a given return on advertising investment, and bids can be optimized down to a granular ad unit level.

•	Multi-Event Conversion. Many online advertisers have multi-step purchase funnels where an online user might first fill out a lead form and then make a purchase. We provide advertisers the flexibility to measure multiple conversion events, and calculate discrete bids based on the value of each event in the conversion funnel.

•	Revenue Attribution. A customer purchasing a product online may have been exposed to digital ads across search, social, display and mobile, making revenue attribution difficult. Our Optimization module enables advertisers to accurately attribute revenue across multiple channels, leading to deeper insights and better bidding outcomes.

•	Financial Forecasting. Our Optimization module enables advertisers to run what-if scenarios so they can change their bidding strategies or budget allocations, and understand the impact on the overall program.

Reporting and Analytics. Our Reporting and Analytics module enables advertisers to report results at a business level and analyze cross-channel performance trends, leading to improved visibility and significant time savings. Key capabilities of our Reporting and Analytics module include:

•	Executive Dashboards. Our dashboards provide an at-a-glance view of digital campaign performance with key performance indicators (KPIs), such as conversions, revenue or profits, as well as performance and budget trends.

•	Automated Reporting and Alerts. Users can set up automated reports to simplify reporting and analysis workflows, including triggers that notify advertisers when key metrics vary outside of optimal ranges.

•	Dimension Reporting. Advertisers can tie digital campaigns to higher-level constructs such as business lines, product categories and geographic regions, resulting in clear visibility into business level metrics and KPIs, such as the profitability of a product category.

•	Cross-Channel Analysis. Our cross-channel analysis capabilities enable advertisers to understand the consumer path to purchase, leading to better insights into channel performance and the value of cross-channel advertising.

Campaign Management. Our Campaign Management module provides the digital advertiser with a unified interface to create, manage and optimize campaigns across a broad range of publishers, leading to greater efficiencies and increased flexibility. Key capabilities of our Campaign Management module include:

•	Cross-Publisher Editing. Allows advertisers to create and edit campaigns, creative, bids, and budgets in bulk across publishers and accounts.

•	Audience Targeting. Allows advertisers to target specific audiences across a variety of dimensions such as age, gender, region, interests, device and the social graph.

•	Creative Optimization. Enables advertisers to test ad copy, images, and landing pages to identify combinations that maximize revenue outcomes.

•	Campaign Expansion. Provides users with unique insights to rapidly grow marketing programs through ad unit expansion workflow and automated generation of new campaigns based on client defined rules.

Connect. Our Connect module helps advertisers automate and streamline their ability to capture revenue, cost and audience data from a range of sources such as ad servers, analytics systems, CRM platforms, publishers and third party databases. Through proprietary integrations across multiple data sources, our Connect module enables advertisers to have a holistic picture of their digital advertising campaigns leading to financial lift and time savings. Key capabilities of our Connect module include:

•	Revenue Connect. With Revenue Connect, performance marketers can see into their purchase funnels, bridge offline sales to online advertising, and optimize to customer lifetime value.

•	Audience Connect. Powered by our partner ecosystem, Audience Connect, combines an advertiser’s first party data with thousands of attributes of audience data such as purchase intent, demographics and behavioral insights, enabling advertisers to build customer-centric programs across all digital marketing channels

•	Channel Connect. Using Channel Connect, advertisers can incorporate data from multiple publishers, including new and smaller publisher networks into our platform thereby gaining a single source from which to measure performance, track revenue, and optimize bidding.

Technology & Supporting Platform

We designed our cloud-based platform to support large global advertisers. The majority of our software is written in Java. Our hardware consists of industry-standard servers and network infrastructure. Our standard operating system is Linux. Our software platform is character-set, language, currency, and time-zone independent. Our technology platform has the following key benefits:

Scalability. Our software platform is designed to handle billions of ad units across thousands of advertisers, while delivering a responsive browsing and editing experience. As the number of advertisers and resulting computing and storage requirements grow, we can add hardware to the platform to accommodate growing demand. We believe the hardware we use is available from multiple sources and hence we do not expect to have any temporal delays, or sourcing challenges. Further, we do not expect any liquidity or capital limitations that would materially impact our ability to scale our platform.

Availability. Our customers are highly dependent on the availability of our platform, which is designed to be available 24x7, 365 days a year. We operate our own hardware and use third-party data centers that offer server redundancy, back-up communications and power and physical security.

Security. Our software platform manages a large quantity of customer data. We employ technologies, policies and procedures to protect customer data. Our third-party data center has SSAE 16 attestations.

Customers

We market and sell our solutions to advertisers directly and through advertising agencies that use our platform on behalf of their customers. Advertisers that we serve through our relationships with agencies have historically represented about half our revenues. There were no customers that accounted for greater than 10% of our revenues in 2013, 2012 or 2011.

Competition

The digital advertising platform market is highly competitive, fragmented, and subject to changes in both technology and customer behavior. We face significant competition today and expect competition to intensify in the future. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new modules, features and services in a timely and efficient manner.

We currently compete with large, well-established companies, such as Adobe Systems Incorporated and Google Inc. (through its wholly-owned subsidiary DoubleClick), and privately-held companies, such as Acquisio Inc., which focuses solely on agencies, and Kenshoo Ltd. We also compete with in-house proprietary tools and custom solutions, including spreadsheets.

We believe the principal competitive factors in our market include the following:

•	solution quality, breadth, flexibility and functionality;

•	tangible platform benefits;

•	level of customer satisfaction and our ability to respond to customer needs rapidly;

•	breadth and quality of advertiser and agency relationships;

•	ability to innovate and develop new or improved products and modules;

•	ability to respond to changes in publishers’ application program interfaces, or APIs;

•	brand awareness and reputation; and

•	size of customer base.

Our ability to remain competitive will largely depend on our ongoing performance in the areas of our solution breadth and customer support.

Sales and Marketing

We sell our solutions directly to advertisers and to agencies in a wide range of industries through our global sales team. Our sales cycle can vary substantially by advertiser and agency, but typically is one to nine months. We have a number of account executive sales teams organized by geography and market segments. We also have account managers who are responsible for long-term customer satisfaction and retention, renewal, and driving the expansion of the use of our platform.

Our marketing team is focused on driving awareness and demand generation across major markets. This team provides thought leadership in the form of white papers, benchmarking reports, bylines, presenting at industry conferences and speaking to the press. In addition, they are responsible for the creation of field enablement assets such as case studies, blog posts and corporate collateral.

Research and Development

Innovation is key to our success. Our research and development team is responsible for the design, development, and maintenance of our platform. Our research and development process emphasizes frequent, iterative and incremental development cycles, and we typically release new features every month. Within the research and development team, we have several highly aligned, independent sub-teams comprised of six to twelve team members that focus on particular feature sets of our solutions. Each of these sub-teams includes engineers, quality assurance specialists and product managers responsible for the initial and ongoing development of each sub-team’s feature sets. Total research and development expense was $20.7 million, $14.0 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011.

Employees

As of December 31, 2013, we had a total of 500 regular full-time employees, including 154 employees located outside the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Intellectual Property

Our intellectual property rights are a key component of our success. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights.

As of December 31, 2013, we had two issued patents and two patent applications pending in the United States.

We own and use trademarks on or in connection with our products and services, including one trademark registered with the European Union and Australia and unregistered common law marks and pending trademark applications in the United States, China, Japan and Singapore. We have also registered numerous Internet domain names.

Available Information

The mailing address of our headquarters is 123 Mission Street, 25th Floor, San Francisco, California 94105 and our telephone number at that location is (415) 399-2580. Our website is www.marinsoftware.com. Through a link on the Investor Center section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange

Act of 1934. All such filings are free of charge. The information posted to our website is not incorporated into this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $35.9 million during 2013. As of December 31, 2013, we had an accumulated deficit of $113.2 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We anticipate that our cost of revenues and operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2014 and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

Our usage-based pricing model makes it difficult to forecast revenues from our current customers and future prospects.

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

We currently depend on relationships with various publishers, including Baidu, Bing, Criteo, Facebook, Google, Yandex and Yahoo! Japan. Our subscription services interface with these publishers’ platforms through APIs, such as the Google AdWords API. We are subject to the publishers’ standard API terms and conditions, which govern the use and distribution of data from these publishers’ platforms. Our business significantly depends on having access to these APIs, particularly the Google AdWords API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers discontinue or limit access to their platforms, modify their terms of use or other policies or place additional restrictions on us as API users, or charge API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the publishers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

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

A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including, among others:

•	potential customers may choose to develop or continue to use internal solutions rather than paying for our solutions or may choose to use a competitor’s solution that has different or additional technical capabilities;

•	companies may enter our market by expanding their platforms or acquiring a competitor;

•	some of our competitors, such as Adobe and Google, have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed customer base, adopt more aggressive pricing policies, and devote greater resources to the development, promotion and sale of their products and services than we can; and

•	companies marketing search, social, display, mobile or web analytics services could bundle digital advertising management solutions or offer such products at a lower price as part of a larger product sale.

We cannot assure you that we will be able to compete successfully against current and future competitors. If we cannot compete successfully, our business, results of operations and financial condition could be negatively impacted.

Our business depends on our customers’ continued willingness to manage advertising spend on our platform.

In order for us to improve our operating results, it is important that our customers continue to manage their advertising spend on our platform, increase their usage and also purchase additional solutions from us. In the case of our direct advertiser customers, we offer our solutions primarily through subscription contracts and generally bill customers over the related subscription period, which is generally one year or longer. During the term of their contracts, our direct advertiser customers generally have no obligation to maintain or increase their advertising spend on our platform beyond a specified minimum monthly fee, which is typically set at the time the contract is signed and is generally greater than half of the monthly amount we anticipate the customer will spend. Our direct advertiser customers have no renewal obligation after the initial or then-current renewal subscription period expires, and even if customers renew contracts, they may decrease the level of their digital advertising spend managed through our platform, resulting in lower revenues from that customer. Advertisers that we serve through our arrangements with our advertising agencies generally do not have any contractual commitment to use our platform. Our customers’ usage may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our platform and our customer support, the frequency and severity of outages, the pricing of our, or competing, solutions, the effects of global economic conditions and reductions in spending levels or changes in our customers’ strategies regarding digital advertising. Due to our limited historical experience, we may not be able to accurately predict future usage trends. If our customers renew on less favorable terms or reduce their advertising spend on our platform, our revenues may grow more slowly than expected or decline.

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

The sales cycle for our solutions, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, but is typically one to nine months. Some of our customers undertake a significant evaluation process that frequently involves not only our solutions but also those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. In addition, under certain circumstances, we sometimes offer an initial term, typically of a few months in duration, to new customers who may terminate their subscription at any time during this initial period before the fixed term contract commences. We have no assurance that the substantial time and money spent on our sales efforts will produce any sales. If our sales efforts result in a new customer subscription, the customer may terminate its subscription during the initial period, after we have incurred the expenses associated with entering the customer’s data in our platform and related training and support. If sales expected from a customer are not realized in the time period expected or not realized at all, or if a customer terminates during the initial period, our business, operating results and financial condition could be adversely affected.

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

We primarily use a single third-party data center to deliver our services. Any disruption of service at this facility could harm our business.

We manage a significant portion of our services and serve substantially all of our customers from a single third-party data center facility. While we control the actual computer, network and storage systems upon which our platform runs, and deploy them to the data center facility, we do not control the operation of the facility. The owner of the facility has no obligation to renew the agreement with us on commercially reasonable terms, or at all. If we are unable to renew the agreement on commercially reasonable terms, we may be required to transfer to a new facility or facilities, and we may incur significant costs and possible service interruption in connection with doing so.

The facility is vulnerable to damage or service interruption resulting from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Moreover, while we have a disaster recovery plan in place, we do not maintain a “hot failover” instance of our software platform permitting us to immediately switch over in the event of damage or service interruption at our data center. The occurrence of a natural disaster or an act of terrorism, any outages or vandalism or other misconduct, or a decision to close the facility without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

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

Our customers have a variety of different data formats, enterprise applications and infrastructure and our platform must support our customers’ data formats and integrate with complex enterprise applications and infrastructures. If our platform does not currently support a customer’s required data format or appropriately integrate with a customer’s applications and infrastructure, then we may choose to configure our platform to do so, which would increase our expenses. Additionally, we do not control our customers’ implementation schedules. As a result, as we have experienced in the past, if our customers do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. Further, in the past, our implementation capacity has at times constrained our ability to successfully implement our solutions for our customers in a timely manner, particularly during periods of high demand. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs, customers could become dissatisfied and decide not to increase usage of our platform, not to use our platform beyond an initial period prior to their term commitment and revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could penetrate our customer relationships.

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

Security breaches could result in the loss of information, litigation, indemnity obligations and other liability. While we have security measures in place, our systems and networks are subject to ongoing threats and therefore these security measures may be breached as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. This could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including intellectual property and other confidential business information. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers or we could incur other liabilities, which could adversely affect our business.

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

We have experienced continued growth in the number of advertisers, transactions and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. For example, if we secure a large customer or a group of customers that require significant amounts of bandwidth or storage, we may need to increase bandwidth, storage, power or other elements of our application architecture and our infrastructure, and our existing systems may not be able to scale in a manner satisfactory to our existing or prospective customers.

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

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions with our employees, customers, partners and others to establish and protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our solutions. In particular, we have two issued U.S. patents.

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

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solution and attracting new customers. We expect sales and marketing expenses to increase as a result of our marketing and brand promotion activities. We may not generate customer awareness or increase revenues enough to offset the increased expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial marketing and sales expenses, which are not offset by increased revenues, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is essential for broad customer adoption of our solution.

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

We increased our number of full-time employees from 285 as of December 31, 2011 to 500 as of December 31, 2013. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that our business or revenues will continue to grow. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth or change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

Federal, state, municipal and/or foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, and regulations covering user privacy, data security, technologies such as cookies that are used to collect, store and/or process data, the taxation of products and services, unfair and deceptive practices, and/or the collection, use, processing, transfer, storage and/or disclosure of data associated with a unique individual. The categories of data regulated under these laws vary widely and are often ill-defined and subject to new applications or interpretation by regulators. Our subscription services enable our customers to collect, manage and store data regarding the measurement and valuation of their digital advertising and marketing campaigns, which may include data that is directly or indirectly obtained or derived through the activities of online or mobile visitors. The uncertainty and inconsistency among these laws, coupled with a lack of guidance as to how these laws will be applied to current and emerging Internet and mobile analytics technologies, creates a risk that regulators, lawmakers or other third parties, such as potential plaintiffs, may assert claims, pursue investigations or audits, or engage in civil or criminal enforcement. These actions could limit the market for our subscription services or impose burdensome requirements on our services and/or customers’ use of our services, thereby rendering our business unprofitable.

Some features of our subscription services use cookies, which trigger the data protection requirements of certain foreign jurisdictions, such as the EU Cookie Directive. In addition, although our subscription services do not involve the collection or use of personally identifiable information from visitors, our services collect anonymous data about visitors’ interactions with our advertiser clients that may be subject to regulation under current or future laws or regulations. If our privacy or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, audits or other liabilities in such jurisdictions, or our advertisers may terminate their relationships with us.

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from or through the activities of visitors could be collected, processed or stored. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. Changes to existing laws or new laws regulating the solicitation, collection or processing of personal and consumer information, truth-in-advertising and consumer protection could affect our customers’ utilization of digital advertising and marketing, potentially reducing demand for our subscription services, or impose restrictions that make it more difficult or expensive for us to provide our services.

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

If our customers fail to abide by applicable privacy laws or to provide adequate notice and/or obtain consent from online or mobile visitors, we could be subject to litigation or enforcement action or reduced demand for our services. Industry self-regulatory standards or technologies may be implemented in the future that could affect demand for our platform and our ability to access data we use to provide our platform.

Our customers utilize our services to support and measure their direct interactions with visitors and we must rely on our customers to implement and administer any notice or choice mechanisms required under applicable laws. If customers fail to abide by these laws, it could result in litigation or regulatory or enforcement action against our customers or against us directly.

In addition, self-regulatory organizations (such as the Network Advertising Initiative) to which our customers may belong may impose opt-in or opt-out requirements on our customers, which may in the future require our customers to provide various mechanisms for users to opt-in or opt-out of the collection of any data, including anonymous data, with respect to such users’ web or mobile activities. The online and/or mobile industries may adopt technical or industry standards or federal, state, local or foreign laws may be enacted that allow users to opt-in or opt-out of data that is necessary to our business. In particular, over the past three years, some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow users to express a preference, independent of cookie setting settings in their browser, not to have website browsing recorded. All the major internet browsers have implemented some version of a “Do Not Track” setting and the “Do-Not-Track Online Act of 2013” was introduced in the United States Senate in February 2013. Furthermore, publishers may implement alternative tracking technologies that make it more difficult to access the data necessary to our business or make it more difficult for us to compete with the publisher’s own advertising management solutions. If any of these events were to occur in the future, it could have a material effect on our ability to provide services and for our customers to collect the data that is necessary to use our services.

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

As of December 31, 2013, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2026 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Our directors, officers and their respective affiliates own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2013, our directors, officers and their respective affiliates, beneficially owned approximately 25.4% of our outstanding voting stock. As a result, these stockholders, acting together, will continue to have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders could be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, as of December 31, 2013, the holders of an aggregate of 18.8 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in San Francisco, California, where we occupy facilities totaling approximately 43,000 square feet under a lease which expires in March 2015. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. We also lease office space in Austin, Baltimore, Chicago, Mountain View and New York in the United States, and Australia, England, France, Germany, Ireland, Japan, and Singapore, which we use principally for sales and marketing, administration, customer support and to deliver professional services locally. We also lease office space in Portland, Oregon and Shanghai, China, which we use principally for engineering. We operate two data centers at third-party facilities located in the United States and Ireland.

We believe our facilities are in good condition and adequate for our current needs and for the foreseeable future. See Note 13 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” for information regarding our lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock has traded on the New York Stock Exchange (“NYSE”) since March 22, 2013, under the symbol MRIN. Prior to this date, there was no public market for our common stock. On February 21, 2014, the last reported sale price of our common stock on the NYSE was $[            ] per share. The following table set forth, for the periods, indicated, the high and low sales price of our common shares as reported by the NYSE.

		High	Low
Year Ended December 31, 2013
First Quarter (since March 22, 2013)	March 22, 2013 – March 31, 2013	$19.95	$15.15
Second Quarter	April 1, 2013 – June 30, 2013	$16.43	$8.75
Third Quarter	July 1, 2013 – September 30, 2013	$14.37	$10.22
Fourth Quarter	October 1, 2013 – December 31, 2013	$12.84	$8.50

Holders of our Common Shares

As of January 31, 2014, there were 4,485 stockholders of record. The actual number of shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, the terms of our equipment loan agreement with Silicon Valley Bank currently restrict our ability to pay dividends.

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended December 31, 2013.

Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in March 2013.

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2013	1,500	$2.39	0	0
November 1 – November 30, 2013	1,592	$2.63	0	0
December 1 – December 31, 2013	0	N/A	0	0

(1)	Certain of our shares of employees are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the holder of such shares is no longer employed by us. All shares in the above table were shares repurchased as a result of our exercising this right and not pursuant to a publicly announced plan or program.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph shows a comparison from March 22, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2013, of the cumulative total return for our common stock, the NYSE Composite Index, and the S&P 1500 Data Processing & Outsourced Services Index. The graph assumes an investment of $100 on March 22, 2013 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

	3/22/2013	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Marin Software Incorporated	100.00	117.36	73.14	89.64	73.14
NYSE Composite Index	100.00	100.51	101.83	107.58	116.92
S&P 1500 Data Processing & Outsourced Services Index	100.00	103.82	109.57	121.07	141.48

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables present selected historical financial data for our business. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

We derived the consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Revenues, net	$77,315	$59,558	$36,121	$19,005	$7,527
Cost of revenues (1)	31,109	24,764	18,691	11,040	5,101

Gross profit	46,206	34,794	17,430	7,965	2,426

Operating expenses
Sales and marketing (1)	42,799	32,633	20,357	8,884	6,146
Research and development (1)	20,715	14,014	7,071	4,568	3,410
General and administrative (1)	17,028	13,432	6,679	5,195	2,171

Total operating expenses	80,542	60,079	34,107	18,647	11,727

Loss from operations	(34,336)	(25,285)	(16,677)	(10,682)	(9,301)
Interest expense, net	(453)	(520)	(378)	(230)	(212)
Other income (expenses), net	(571)	(456)	(229)	78	(92)

Loss before provision for income taxes	(35,360)	(26,261)	(17,284)	(10,834)	(9,605)
Provision for income taxes	(492)	(221)	(139)	(23)	(103)

Net loss	(35,852)	(26,482)	(17,423)	(10,857)	(9,708)
Redemption of preferred stock in connection with the Series D financing and deemed dividend	—	—	—	(1,033)	—

Net loss available to common stockholders	$(35,852)	$(26,482)	$(17,423)	$(11,890)	$(9,708)

Net loss per share available to common stockholders, basic and diluted (2)	$(1.36)	$(6.00)	$(4.29)	$(3.27)	$(2.74)

Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted (2)	26,312	4,417	4,058	3,639	3,540

(1)	Stock-based compensation included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenues	$887	$439	$165	$90	$66
Sales and marketing	1,304	1,005	226	66	81
Research and development	1,346	831	163	58	26
General and administrative	1,681	2,673	143	1,172	19

	$5,218	$4,948	$697	$1,386	$192

(2)	See Note 11 of the consolidated financial statements for an explanation of the calculations of basic and diluted net loss per share available to common stockholders.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$104,407	$31,540	$1,719	$1,172	$5,132
Property and equipment, net	14,417	9,224	4,909	3,113	1,271
Total assets	137,377	57,224	18,297	10,653	9,144
Debt, current and long-term	6,215	10,815	6,629	3,195	2,805
Convertible preferred stock, net of issuance costs	—	105,710	51,514	35,580	24,974
Total stockholders’ equity (deficit)	115,344	(72,706)	(48,408)	(32,578)	(20,605)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide a leading cloud-based digital advertising management platform that enables advertisers and agencies to improve performance of their online advertising campaigns, realize efficiencies and time savings, and make better business decisions. Our Revenue Acquisition Management platform is a software-as-a-service, or SaaS, analytics, workflow, and optimization solution for marketing professionals, enabling them to effectively manage their digital advertising spend across search, display, social and mobile advertising channels. Our software solution is designed to help our customers:

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

In December 2013, our customers collectively managed $6.0 billion in annualized advertising spend on our platform and for the quarter ended December 31, 2013, we had 673 active advertisers using our solution globally across a wide range of industries. We market and sell our solutions to advertisers directly and through leading advertising agencies. We have achieved 19 consecutive quarters of revenue growth. For 2013, 2012 and 2011, our revenues were $77.3 million, $59.6 million and $36.1 million, representing period-over-period growth of 30%, 65% and 90%, respectively. We had net losses of $35.9 million in 2013, $26.5 million in 2012, and $17.4 million in 2011.

We generate revenues principally from subscription contracts under which we provide advertisers with access to our platform, either directly or through the advertiser’s relationship with an agency that has a contract with us. In accordance with the subscription contracts, we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. Our contracts are generally one year or longer in length. Under our subscription contracts with most of our direct advertisers and some of our agency customers, customers are contractually committed to a monthly minimum fee, which is payable on a monthly basis over the duration of the contract and is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed monthly minimum fee. Our contractual arrangement is with the advertising agency and the advertiser is not a party to the terms of the contract. Accordingly, most advertisers through our agency customers do not have a commitment to use our services and the advertisers may be added or removed from our platform at the discretion of the respective agency. We invoice the advertising agency the amounts due under the contract. Historically, approximately half of our revenues have been generated from advertising agency customers. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform. Our deferred revenues consist of the unearned portion of billed subscription fees.

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

The majority of our revenues are derived from our customers in the United States. Customers from outside of the United States represented 32%, 27% and 26% of total revenues for 2013, 2012 and 2011, respectively.

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, establish budgets and make strategic decisions. Our selected key metrics include revenue, gross margin, operating expenses, active advertisers, annualized advertising spend on our platform and revenue retention rate. We discuss revenue, gross margin and operating expenses below under “– Components of Results of Operations.” We monitor our key metrics to measure our success. Our revenues are generally based on the amount of advertising spend our customers manage on our platform in a period. As a result, revenues are an important metric to understanding the overall health of our business, and we use revenue trends to formulate financial projections and make strategic business decisions.

Number of Active Advertisers

We define an active advertiser as an advertiser from whom we recognized revenues in excess of $2,000 in at least one month in a period. We believe the $2,000 threshold best identifies advertisers who are actively using our platform. We focus on revenue in at least one month in a period to account for seasonality in advertising spend by our customers, some of whom may not run digital advertising campaigns in every month of a year but still represent an active advertiser on our platform. We count organizations within the same corporate structure as one advertiser, even if they have signed separate contracts with us for different brands or divisions, whether they are a direct advertiser or an advertiser through an agency. When our subscription contract is with an advertising agency, we include each advertiser whose advertising spend is managed by the agency through our platform as a different advertiser. Advertisers who have advertising spend managed by multiple agencies on our platform are counted as one advertiser. We believe that our ability to increase the number of active advertisers using our platform is a leading indicator of our ability to grow revenues. We had 673, 531 and 390 active advertisers in the quarters ending December 31, 2013, 2012 and 2011, respectively. While our active advertiser count has increased over time, this metric can also fluctuate from quarter to quarter due to seasonality and timing and amount of revenue contribution from new active advertisers and therefore, there is not necessarily a direct correlation between the amount of increased revenues and the change in active advertisers in a particular period.

Annualized Advertising Spend on our Platform

We calculate annualized advertising spend as advertising spend in the last month of a period multiplied by 12. We believe that increases in annualized advertising spend on our platform have a strong correlation to our ability to increase revenues. Our customers collectively managed $6.0 billion, $4.7 billion and $3.2 billion in annualized advertising spend on our platform in December 2013, 2012 and 2011, respectively. We believe that increases in annualized advertising spend generally lead to increases in revenues over time. However, we believe that other factors related to the terms of customer agreements and seasonality can make it difficult to directly correlate annual advertising spend to changes in revenues in a particular period.

Revenue Retention Rate

We believe our ability to retain and grow revenues from our existing advertisers is an indicator of the stability of our revenue base and the long-term value of our advertiser relationships. We assess our ability to retain and grow subscription revenues using a metric we refer to as revenue retention rate. We calculate our revenue retention rate metric by dividing retained revenues by retention base revenues. We define retention base revenues as revenues from all advertisers in the corresponding prior period, and we define retained revenues as revenues from all advertisers from the prior period that remain advertisers in the current period. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. Although we have lost individual advertisers over time, advertisers who have remained on our platform have generally, in the aggregate, increased their advertising spend on our platform. At the same time, advertising spend on our platform may vary quarter to quarter, and as a result, quarterly revenue retention rates may fluctuate quarter to quarter. Our annual revenue retention rates were 97%, 114% and 109% in 2013, 2012 and 2011, respectively.

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

We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion, and to meet the increased compliance requirements associated with our continued operation as a public company. Such costs include increases in our accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with the Sarbanes-Oxley Act. As a result, we expect our general and administrative expenses to increase in absolute dollars in future periods but to decrease as a percentage of revenues over time.

Total Other Expenses, Net

Other expenses, net primarily consists of foreign currency transaction gains and losses and interest expense, net. Interest expense, net, consists primarily of interest income earned on our cash equivalents offset by the interest expense for our capital lease payments and borrowings under our equipment advances and revolving line of credit.

Provision for Income Taxes

The provision for income taxes consists of federal, state and foreign income taxes. Due to recent losses, we maintain a valuation allowance against our deferred tax assets as of December 31, 2013. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

The following table is a summary of our consolidated statements of operations. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues, net	$77,315	$59,558	$36,121
Cost of revenues (1)	31,109	24,764	18,691

Gross profit	46,206	34,794	17,430

Operating expenses
Sales and marketing (1)	42,799	32,633	20,357
Research and development (1)	20,715	14,014	7,071
General and administrative (1)	17,028	13,432	6,679

Total operating expenses	80,542	60,079	34,107

Loss from operations	(34,336)	(25,285)	(16,677)
Interest expense, net	(453)	(520)	(378)
Other income (expenses), net	(571)	(456)	(229)

Loss before provision for income taxes	(35,360)	(26,261)	(17,284)
Provision for income taxes	(492)	(221)	(139)

Net loss available to common stockholders	$(35,852)	$(26,482)	$(17,423)

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenues	$887	$439	$165
Sales and marketing	1,304	1,005	226
Research and development	1,346	831	163
General and administrative	1,681	2,673	143

	$5,218	$4,948	$697

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods. Percent of revenue figures are rounded and therefore may not subtotal exactly.

	Years Ended December 31,
	2013	2012	2011
Revenues, net	100%	100%	100%
Cost of revenues	40	42	52

Gross profit	60	58	48

Operating expenses
Sales and marketing	55	55	56
Research and development	27	24	20
General and administrative	22	23	18

Total operating expenses	104	101	94

Loss from operations	(44)	(42)	(46)
Interest expense	(1)	(1)	(1)
Other income (expenses), net	(1)	(1)	(1)

Loss before provision for income taxes	(46)	(44)	(48)
Provision for income taxes	(1)	—	—

Net loss	(46)%	(44)%	(48)%

The following tables set forth our consolidated revenues by geographic area:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues, net by geography
United States of America	$52,725	$43,429	$26,673
International	24,590	16,129	9,448

Total revenues, net	$77,315	$59,558	$36,121

	Years Ended December 31,
	2013	2012	2011
Revenues, net by geography
United States of America	68%	73%	74%
International	32	27	26

Total revenues, net	100%	100%	100%

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation and amortization, capitalized internal-use software development costs, interest expense, net, provision for income taxes and other income (expenses), net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

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

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•	Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net loss	$(35,852)	$(26,482)	$(17,423)
Depreciation and amortization	5,878	3,167	1,800
Interest expense, net	453	520	378
Provision for income taxes	492	221	139

EBITDA	(29,029)	(22,574)	(15,106)
Other (income) expenses, net	571	456	229
Capitalized internal-use software development costs	(3,216)	(1,743)	(1,028)
Stock-based compensation	5,218	4,948	697

Adjusted EBITDA	$(26,456)	$(18,913)	$(15,208)

Comparison of the Years Ended December 31, 2013 and 2012

Revenues

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Total revenues, net	$77,315	$59,558	$17,757	30%

Revenues increased $17.8 million, or 30%, for 2013 as compared to 2012. This increase was driven by growth in revenues from both new and existing advertisers in all geographies as our ongoing investment in sales and marketing resources resulted in increased demand for our platform worldwide. During 2013, we generated $11.1 million of revenue from new advertisers and $6.7 million of additional revenue from our existing advertisers. We define a new advertiser as an advertiser from whom we earned revenue during the current fiscal period and from whom we did not earn any revenue during the previous corresponding period. There were no customers that accounted for greater than 10% of our revenues in 2013 or 2012.

Revenues in 2013 from the United States and international locations represented 68% and 32%, respectively, of revenues, and in 2012, revenues from the United States and international locations represented 73% and 27%, respectively, of revenues.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Cost of revenues	$31,109	$24,764	$6,345	26%
Gross profit	46,206	34,794	11,412	33
Gross margin	60%	58%

Cost of revenues increased $6.3 million, or 26%, as compared to 2012. This reflected an increase in the average number of global services and platform infrastructure personnel from 118 employees during 2012 to 135 employees during 2013, resulting in an increase of $2.7 million in compensation and benefits expenses and $0.1 million of allocated overhead. During 2013, we also experienced increases of $2.2 million in depreciation and amortization expense, $0.9 million in hosting costs, $0.3 million of equipment-related expenses, and $0.2 million of professional fees to support the increased use of our hosted platform.

Our gross margin increased to 60% during 2013 from 58% during 2012. This increase was due to the achievement of greater operational efficiency from personnel dedicated to our cloud infrastructure and global services precipitated by upgraded functionality and capabilities delivered by our engineering team. Compensation for these personnel was 23% of revenues during 2013, as compared to 25% during 2012.

Sales and Marketing

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Sales and marketing	$42,799	$32,633	$10,166	31%
Percent of revenues, net	55%	55%

Sales and marketing expenses increased $10.2 million, or 31%, as compared to 2012. The increases were primarily due to an increase our average global sales and marketing headcount from 123 employees during 2012 to 161 employees during 2013, contributing to an increase of $8.2 million in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs associated with our sales force. Stock-based compensation during 2013 did not include $0.4 million in stock-based compensation incurred in 2012 directly attributable to the redemption of common shares from an employee for an amount above the fair value at the time of the redemption. Allocated overhead increased $0.8 million and recruiting fees increased $0.1 million, also due to the growth in headcount relative to the rest of the company. Marketing event and technology costs increased $0.7 million due to our continued marketing efforts and professional fees also increased $0.3 million during 2013.

Research and Development

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Research and development	$20,715	$14,014	$6,701	48%
Percent of revenues, net	27%	24%

Research and development expenses increased $6.7 million, or 48%, as compared to 2012. This reflected an increase in average research and development headcount from 88 employees during 2012 to 130 employees during 2013, resulting in an increase of $4.9 million in compensation expense. Stock-based compensation for 2013 did not include $0.3 million in stock-based compensation incurred in 2012 directly attributable to the redemption of common shares from two employees for an amount above the fair value at the time of the redemption. Allocated overhead also increased $1.1 million due to the increase in headcount. Professional fees increased $0.3 million to supplement our employees’ efforts to enhance our software architecture. Recruiting, equipment, and travel expenses increased $0.3 million in total to support the opening of our new office in Shanghai.

General and Administrative

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
General and administrative	$17,028	$13,432	$3,596	27%
Percent of revenues, net	22%	23%

General and administrative expenses increased $3.6 million, or 27%, respectively, as compared to 2012. Included in this balance during 2012 is $1.9 million in stock-based compensation directly associated with the redemption of common shares from two employees for an amount above the fair value at the time of the redemption. As a result, stock-based compensation for general and administrative employees decreased $1.0 million during 2013. Excluding stock-based compensation, general and administrative expenses increased $4.6 million. Compensation, benefits and other employee-related expenses exclusive of stock-based compensation increased by $2.3 million, as we added employees to support the growth of our business and as we became a public company. Professional fees and insurance expenses increased $0.6 million and $0.4 million, respectively, to support our global expansion and as we completed our initial public offering (“IPO”) and became a public company during the March 2013. Allocated overhead and recruiting fees increased $0.4 million and $0.2 million, respectively, to support our growth in headcount. Expenses for non-income based taxes increased $0.2 million as we became a public company. Banking fees also increased $0.2 million as we continued our international expansion.

Total Other Expenses, Net

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Other income (expenses), net	$(1,024)	$(976)	$(48)	5%

Other expenses, net primarily consists of foreign currency transaction gains and losses and interest expense. Interest expense decreased $0.1 million in 2013, as we paid off the balance on our revolving line of credit. Foreign currency transaction losses increased $0.1 million due to the growth of our international operations.

Provision for Income Taxes

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Provision for income taxes	$492	$221	$271	123%

Provision for income increased $0.3 million as a result of increased profits generated in foreign jurisdictions by our wholly-owned subsidiaries.

Comparison of the Years Ended December 31, 2012 and 2011

Revenues

	Years Ended December 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Revenues	$59,558	$36,121	$23,437	65%

Revenues increased $23.4 million, or 65%, for 2012 as compared to 2011. This increase was driven by growth in revenues from both new and existing advertisers in all geographies as our ongoing investment in sales and marketing resources resulted in increased demand for our platform worldwide. During 2012, we generated $10.7 million of revenue from new advertisers and $12.7 million of additional revenue from our existing advertisers. There were no customers that accounted for greater than 10% of our revenues in 2011 or 2012.

Revenues in 2012 from the United States and international locations represented 73% and 27%, respectively, of revenues, and in 2011, revenues from the United States and international locations represented 74% and 26%, respectively, of revenues.

Cost of Revenues and Gross Margin

	Years EndedDecember 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Cost of revenues	$24,764	$18,691	$6,073	32%
Gross profit	34,794	17,430	17,364	100
Gross margin	58%	48%

Cost of revenues increased $6.1 million, or 32%, for 2012 as compared to 2011. This reflected an increase in the number of global services and platform infrastructure personnel, resulting in a $3.1 million increase in compensation expense and a $1.4 million increase in allocated overhead due to opening of new offices in Europe and Asia. We also experienced increases of $1.0 million in hosting costs and $1.0 million of depreciation and amortization expense, partially offset by a $0.2 million decrease in both professional fees and equipment expenses.

Our gross margin increased to 58% during 2012 from 48% during 2011. This increase was due to the achievement of greater operational efficiency from personnel dedicated to our cloud infrastructure and global services precipitated by upgraded functionality and capabilities delivered by our engineering team. Compensation for these personnel was 25% of revenues during 2012, as compared to 33% during the same period in 2011. Additional costs related to professional fees, travel and equipment expenses represented 2% of our revenues during 2012, as compared to 4% during 2011.

Sales and Marketing

	Years Ended December 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Sales and marketing	$32,633	$20,357	$12,276	60%
Percent of revenues	55%	56%

Sales and marketing expenses increased $12.3 million, or 60%, for 2012 as compared to 2011. The increase was primarily due to an increase in global sales and marketing headcount from 93 employees as of December 31, 2011 to 136 employees as of December 31, 2012, contributing to a $9.5 million increase in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs associated with our sales force and including $0.4 million in stock-based compensation directly attributable to the redemption of common shares from an employee for an amount above the fair value at the time of the redemption. Equipment expenses for our sales and marketing team increased $0.3 million to support our growth and professional fees increased $0.2 million. Allocated overhead increased $1.6 million due to the opening of new offices in Europe and Asia. Marketing and event costs increased $0.5 million due to our continued efforts to generate sales leads and build brand awareness.

Research and Development

	Years Ended December 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Research and development	$14,014	$7,071	$6,943	98%
Percent of revenues	24%	20%

Research and development expenses increased $6.9 million, or 98%, for 2012 as compared to 2011. This reflected an increase in the number of research and development personnel from 52 employees as of December 31, 2011 to 105 employees as of December 31, 2012, resulting in a $5.7 million increase in compensation expense. Included in this amount was $0.3 million in stock-based compensation directly attributable to the redemption of common shares from two employees for an amount above the fair value at the time of the redemption. Allocated overhead increased $1.1 million and employee travel expenses increased $0.1 million due to the increase in headcount.

General and Administrative

	Years Ended December 31,		Change
	2012	2011	$	%
	(dollars in thousands)
General and administrative	$13,432	$6,679	$6,753	101%
Percent of revenues	23%	18%

General and administrative expenses increased $6.8 million, or 101%, for 2012 as compared to 2011. Our general and administrative headcount increased from 28 employees as of December 31, 2011 to 51 employees as of December 31, 2012. As a result, compensation and other employee-related expenses increased by $4.6 million as we added employees to support the growth of our business and as we prepared to become a public company. Included in this amount is $1.9 million in stock-based compensation directly attributable to the redemption of common shares from two employees for an amount above the fair value at the time of the redemption. Professional fees increased $1.6 million to support our global expansion and as we took certain steps to prepare ourselves to be a public company. Recruiting fees increased $0.3 million to support our growth in headcount. Allocated overhead increased by $0.2 million due to the increase in headcount.

Other Expenses, Net

	Years Ended December 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Other expenses, net	($976)	($607)	($369)	61%

Other expenses, net primarily consists of foreign currency transaction gains and losses and interest expense. The increase of $0.4 million was primarily due to an increase of $0.3 million in the fair value of the preferred stock warrant liability and a $0.2 million increase in interest expense as a result of additional borrowings under our credit facility.

Provision for Income Taxes

	Years Ended December 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Provision for income taxes	$221	$139	$82	59%

Provision for income taxes increased by approximately $0.1 million for 2012 as compared to 2011 as a result of increased profits generated in foreign jurisdictions by our wholly-owned subsidiaries.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2013. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands)
Revenues, net	$21,829	$20,113	$18,218	$17,155	$17,051	$15,501	$14,032	$12,974
Cost of revenues (1)	8,097	7,944	7,696	7,372	7,036	6,485	5,989	5,254

Gross profit	13,732	12,169	10,522	9,783	10,015	9,016	8,043	7,720

Operating expenses (1)
Sales and marketing	11,709	10,281	10,350	10,459	9,018	8,742	8,021	6,852
Research and development	5,660	5,072	4,904	5,079	4,363	3,606	3,078	2,967
General and administrative	4,273	4,681	4,026	4,048	3,431	3,091	2,517	4,393

Total operating expenses	21,642	20,034	19,280	19,586	16,812	15,439	13,616	14,212

Loss from operations	(7,910)	(7,865)	(8,758)	(9,803)	(6,797)	(6,423)	(5,573)	(6,492)
Interest income (expense), net	(78)	(82)	(109)	(184)	(171)	(137)	(102)	(110)
Other income (expenses), net	(66)	(16)	(81)	(408)	(234)	(25)	(94)	(103)

Loss before provision for income taxes	(8,054)	(7,963)	(8,948)	(10,395)	(7,202)	(6,585)	(5,769)	(6,705)
Provision for income taxes	(7)	(230)	(149)	(106)	(54)	(63)	(55)	(49)

Net loss	$(8,061)	$(8,193)	$(9,097)	$(10,501)	$(7,256)	$(6,648)	$(5,824)	$(6,754)

Net loss per share available to common stockholders, basic and diluted	$(0.25)	$(0.25)	$(0.28)	$(1.43)	$(1.59)	$(1.51)	$(1.37)	$(1.59)

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands)
Cost of revenues	$198	$239	$245	$205	$147	$121	$115	$56
Sales and marketing	301	349	361	293	188	261	124	432
Research and development	356	379	303	308	183	152	132	364
General and administrative	411	451	400	419	183	295	156	2,039

Total stock-based compensation	$1,266	$1,418	$1,309	$1,225	$701	$829	$527	$2,891

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods. Percent of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(as a % of revenues, net)
Revenues, net	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	37	39	42	43	41	42	43	40

Gross profit	63	61	58	57	59	58	57	60

Operating expenses
Sales and marketing	54	51	57	61	53	56	57	53
Research and development	26	25	27	30	26	23	22	23
General and administrative	20	23	22	24	20	20	18	34

Total operating expenses	99	99	106	115	99	99	97	110

Loss from operations	(36)	(38)	(48)	(58)	(40)	(41)	(40)	(50)
Interest income (expense), net	—	—	(1)	(1)	(1)	(1)	(1)	(1)
Other income (expenses), net	—	—	—	(2)	(1)	—	(1)	(1)

Loss before provision for income taxes	(37)	(38)	(49)	(61)	(42)	(42)	(42)	(52)
Provision for income taxes	—	(1)	(1)	(1)	—	—	—	—

Net loss	(37)%	(39)%	(50)%	(62)%	(42)%	(42)%	(42)%	(52)%

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation through 2012, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. Additionally, we have, from time to time, utilized equipment lines to fund capital purchases. In March and April 2013, we raised net proceeds of $109.3 million from our IPO. As of December 31, 2013, our principal sources of liquidity were our cash and cash equivalents of $104.4 million and access to borrowing under our revolving credit facility and our capital lease arrangement. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

We presently maintain minimal cash balances in our foreign subsidiaries. As of December 31, 2013, we had $104.4 million of cash and cash equivalents, of which only $2.1 million was held by our foreign subsidiaries. In the future, we plan to increase the invoicing and remittance of proceeds from our international operations in our foreign subsidiaries’ bank accounts. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

Based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support product development efforts and expansion into new territories, and the timing of introductions of new features and enhancements to our platform. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing or use our cash resources. We have no present understandings, commitments or agreements to enter into any such acquisitions. To the extent that existing cash and cash equivalents are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash used in operating activities	$(23,397)	$(19,095)	$(16,490)
Net cash used in investing activities	(8,239)	(7,250)	(3,360)
Net cash provided by financing activities	104,503	56,166	20,397

Net increase in cash and cash equivalents	$72,867	$29,821	$547

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

Cash used in operating activities in 2013 of $23.4 million was the result of a net loss of $35.9 million, partially offset by non-cash expenses of $12.0 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. These uses of funds were offset by a $0.5 million net change in working capital items, most notably an increase in deferred revenue of $1.9 million due to our efforts to invoice the total minimum fees due under the term of our subscription agreements at the start of the agreement, and an increase in accrued liabilities of $2.2 million, related to the growth of our operations and timing of related disbursements. These working capital changes were partially offset by a $0.9 million increase in prepaid expenses and other current assets and a $2.4 million increase in accounts receivable, also related to the growth of our operations and timing of related disbursements.

Cash used in operating activities in 2012 of $19.1 million was the result of a net loss of $26.5 million, offset by non-cash expenses of $9.1 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. The remaining use of funds of $1.7 million was from the net change in working capital items, most notably an increase in accounts receivable of $3.7 million resulting from our revenue growth and an increase in prepaid expenses and other current assets of $0.6 million primarily related to the timing of payments for insurance premiums and software subscriptions. These were partially offset by an increase in accounts payable and accrued liabilities of $2.6 million, related to the growth of our operations and timing of related disbursements.

Cash used in operating activities in 2011 of $16.5 million was the result of a net loss of $17.4 million, offset by non-cash expenses of $3.2 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. The remaining use of funds of $2.3 million was from the net change in working capital items, most notably an increase in accounts receivable of $5.5 million resulting from our revenue growth, partially offset by an increase in accrued liabilities of $3.5 million related to the growth of our operations and the timing of compensation and other general expenses.

Investing Activities

During 2013, 2012 and 2011, investing activities consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internal-use software development costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and developing our software platform for the foreseeable future.

Financing Activities

Our financing activities have consisted primarily of the issuance of preferred stock purchases of common stock, and borrowings and repayments under our credit facility.

Cash provided by financing activities in 2013 was $104.5 million. This consisted of proceeds from our IPO, net of paid offering costs, of $109.4 million as well as $3.0 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan. These amounts were partially offset by $8.0 million in net repayments under our credit facility and capital lease arrangement.

Cash provided by financing activities in 2012 was $56.2 million. This consisted of $54.2 million of net proceeds from the issuance of our Series F and F-1 preferred stock, net borrowings under our credit facility of $4.3 million during this period, and $2.1 million of proceeds from the exercise of stock options and issuance of common stock. These inflows were partially offset by $4.5 million paid to redeem common stock during the period and $0.1 million paid for direct costs associated with our IPO.

Cash provided by financing activities in 2011 was $20.4 million. This consisted of $15.9 million of net proceeds from the issuance of our Series E preferred stock, $3.5 million of net proceeds from activity under our credit facility and $1.0 million from the exercise of employee stock options and common stock warrants.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and our data center as well as debt obligations under our credit facility with Silicon Valley Bank. As of December 31, 2013, the future minimum payments under these commitments, as well as obligations under our credit facility, were as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Debt obligations	$6,369	$3,253	$3,116	$—	$—
Interest expense payments	139	105	34	—	—
Operating leases	9,536	5,690	2,987	859	—

Total	$16,044	$9,048	$6,137	$859	$—

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of December 31, 2013.

In addition to the obligations in the table above, approximately $0.1 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2013. It is uncertain as to if or when such amounts may be settled.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect these estimates or our future financial condition or results of operations. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements.

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, and we believe that the accounting policies discussed below involve the greatest degree of complexity and exercise of judgment by our management. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations and, accordingly, we believe the policies described below are the most critical for understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We generate revenues principally from subscriptions to our platform either directly with advertisers or with advertising agencies. Our subscription agreements are generally one year or longer in length. Our subscription fee under most contracts is variable based on the value of the advertising spend that our advertisers manage through the platform and is generally invoiced on a monthly basis. Contracts with direct advertisers and certain contracts with advertising agencies also include a minimum monthly fee that is payable over the duration of the contract. Our customers do not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. We commence revenue recognition for both direct advertisers and advertising agencies when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	the platform is made available to the customer;

•	the fee is fixed or determinable, and;

•	collection is reasonably assured.

We recognize the minimum fee for both direct advertisers and advertising agencies, where applicable, over the duration of the contract, commencing on the date that the platform is made available to the customer, provided revenues recognized do not exceed amounts that are invoiced and due. The variable fee, which is based on a percentage of the value of the advertising spend managed through the platform, is recognized once the amount is fixed or determinable, which is generally on a monthly basis concurrent with the issuance of the customer invoice. Signed contracts are used as evidence of an arrangement. We assess collectability based on a number of factors such as past collection history with the customer and creditworthiness of the customer. Certain agreements with advertising agencies also contain sequential liability provisions, which provide that the agency has no obligation to pay us until the agency receives payment from its customers. In these circumstances, we evaluate the credit worthiness of the agency’s customers, in addition to the agency itself, to conclude whether or not collectability is reasonably assured. If we determine collectability is not reasonably assured, we defer the revenue recognition until collectability becomes reasonably assured.

In October 2009, the Financial Accounting Standards Board (“FASB”) ratified authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables effective for fiscal periods beginning on or after June 15, 2010. We adopted the new guidance on a prospective basis for fiscal 2011. Professional services and training, when sold with the platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, we consider the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether we sell the subscription services without professional services. If the deliverables have stand-alone value, we account for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of December 31, 2013, we did not have stand-alone value for the professional services and training services. This is because we include professional services and training services with our subscription services and those services are not available from other vendors.

Stock-Based Compensation

We measure and recognize expense for stock-based compensation based on the grant date fair value of the award and generally recognize the expense, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Prior to our IPO, we estimated the fair value of our common stock for purposes of determining the fair value of our option awards. Subsequent to the IPO, we use the closing stock price on the date of grant. Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option pricing model to determine the fair value of our stock option awards. The determination of the grant date fair value of our stock option awards using an option pricing model is affected by the estimated fair value per share of the common stock underlying those options as well as assumptions regarding a number of other complex and subjective variables. These variables include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

•

Expected Volatility. As our common stock has been publicly traded less than a year, there is a lack of company-specific historical and implied volatility data. Accordingly, we have estimated the expected stock price volatility for our common stock by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of public companies in the technology industry, primarily in the subscription software business. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-Free Interest Rate. The risk-free interest rate assumption used is based on observed market interest rates appropriate for the term of employee options.

•	Expected Term. We estimated the expected term for a “plain vanilla” option using the simplified method allowed under current guidance, which uses the midpoint between the graded vesting period and the contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

We used the following assumptions in our application of the Black-Scholes option pricing model for the periods presented in the table below:

	Years Ended December 31,
	2013	2012	2011
Dividend yield	0%	0%	0%
Expected volatility	55%	57%	57%
Risk-free interest rate	1.27%	0.95%	2.02%
Expected term (in years)	6.25	6.25	6.25

In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply an estimated forfeiture rate based on our historical forfeiture experience.

Future expense amounts for any particular period could be affected by changes in our assumptions or changes in market conditions.

Stock-based compensation expense included in the consolidated financial statement line items is as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenues	$887	$439	$165
Sales and marketing	1,304	1,005	226
Research and development	1,346	831	163
General and administrative	1,681	2,673	143

	$5,218	$4,948	$697

Costs for equity instruments issued in exchange for the receipt of goods or services from non-employees are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete, using the Black-Scholes option pricing model.

Prior to our IPO, we were required to estimate the fair value of the common stock underlying our share-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. The fair value of the common stock underlying our share-based awards was determined by our board of directors, with input from management and contemporaneous third-party valuations. Our board of directors determined the fair value of our common stock on the date of grant based on a number of factors including:

•	our performance, growth rate and financial condition at the approximate time of the option grant;

•	the value of companies that we consider peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth, financial risk or other factors;

•	changes in our business and our prospects since the last time the board approved option grants and made a determination of fair value;

•	amounts recently paid by investors for our convertible preferred stock in arm’s-length transactions;

•	the rights, preferences and privileges of preferred stock relative to those of our common stock;

•	future financial projections; and

•	valuation analyses.

In valuing our common stock, our board of directors determined the equity value of our business generally using the income approach and market comparable approach valuation methods. When applicable, due to a recent preferred stock offering, the prior sale of company stock method was also utilized. The income approach estimates value based on the expectation of future cash flows that a company will generate, such as cash earnings, cost savings, tax deductions and the proceeds from a disposition. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar lines of business as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. In addition, we also considered an appropriate discount adjustment to recognize the lack of marketability due to being a closely held entity.

The market comparable approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s operating results to estimate the value of the subject company. In our valuations, the multiple of the comparable companies was determined using a ratio of the market value of invested capital less cash to each of the last twelve month revenues and the forecasted future twelve month revenues. The estimated value was then discounted by a non-marketability factor due to the fact that stockholders of private companies do not have access to trading markets similar to those enjoyed by stockholders of public companies which impacts liquidity. To determine our peer group of companies, we considered public enterprise cloud-based application providers and selected those that are similar to us in size, stage of life cycle and financial leverage.

The prior sales of company stock method estimates value by considering any prior arm’s length sales of the subject company’s equity. When considering prior sales of the company’s equity, the valuation considers the size of the equity sale, the relationship of the parties involved in the transaction, the timing of the equity sale, and the financial condition of the company at the time of the sale.

Provision for Income Taxes

As a result of our current net operating loss position in the United States, income tax expense consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by wholly-owned subsidiaries, along with state income taxes payable in the United States. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets (except for deferred tax assets associated with our subsidiary in the United Kingdom), we have not historically recorded a provision for federal income taxes. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions. An analysis was conducted through December 31, 2013 to determine whether an ownership change had occurred since inception. The analysis indicated that because an ownership change occurred in a prior year, $0.2 million of each of our federal and state net operating losses were significantly limited pursuant to IRC Section 382. In the event we have subsequent changes in ownership or profitability is delayed, net operating losses and research and development credit carryovers could be further limited and may expire unutilized.

Allowance for Doubtful Accounts

We assess collectability based on a number of factors, including credit worthiness of the customer along with past transaction history; in addition, we perform periodic evaluations of our customers’ financial condition. Certain contracts with advertising agencies contain sequential liability provisions, where the agency does not have an obligation to pay until payment is received from the agency’s customers. In these circumstances, we evaluate the credit worthiness of the agency’s customers, in addition to the agency itself. Credit losses historically have not been material, which is directly attributable to our subscription-based services model, enabling us to immediately discontinue the availability of the services in question in the event of non-payment. Through December 31, 2013, we have not experienced any significant credit losses.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included in this Annual Report on Form 10-K, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of December 31, 2013, we had cash and cash equivalents of $104.4 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2013 we had borrowings outstanding in the aggregate of $6.4 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 3.0% to 6.0%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of December 31, 2013 would result in an insignificant impact to interest expense for 2014.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 32%, 27% and 26% during 2013, 2012 and 2011, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars.

Aggregate foreign currency transaction losses included in determining net loss were not significant during 2013, 2012 and 2011. Transaction gains and losses are included in other income (expenses), net.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is included in our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, beginning on page F-1 of this Annual Report on Form 10-K, and in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2013, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Controls over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual Report on Internal control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for emerging growth companies.

ITEM 9B.	OTHER INFORMATION

We intend to hold our 2014 annual meeting of stockholders on May 14, 2014, with a record date of March 25, 2014. The deadline for submitting proposals for agenda items for the 2014 Annual Meeting will be March 10, 2014.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters will be set forth under the headings “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership compliance” in the definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated into this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be set forth under the headings “Executive Compensation” in the Proxy Statement and is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding related party transactions and director independence will be set forth under the headings “Board of Directors and Committees of the Board,” “Related Party Transactions” in the Proxy Statement and is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be set forth under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(1) Financial Statements

The list of consolidated financial statements and schedules set forth in the accompanying Index to the Consolidated Financial Statements at page F-1 of this annual report is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this annual report.

(2) Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or notes thereto.

(b)

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed or incorporated by reference as part of this annual report on Form 10-K. See Exhibit Index immediately following the Signature Pages.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Marin Software Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, convertible preferred stock and stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Marin Software Incorporated and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2014

Marin Software Incorporated

Consolidated Balance Sheets

(dollars and share numbers in thousands, except per share data)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$104,407	$31,540
Accounts receivable, net	14,921	13,133
Prepaid expenses and other current assets	2,695	1,814

Total current assets	122,023	46,487
Property and equipment, net	14,417	9,224
Other noncurrent assets	937	1,513

Total assets	$137,377	$57,224

Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$1,018	$1,268
Accrued payroll and other expenses	10,950	9,661
Deferred revenue	2,566	618
Current portion of long-term debt	3,253	1,572

Total current liabilities	17,787	13,119
Long-term debt, less current portion	2,962	9,243
Other long-term liabilities	1,284	1,858

Total liabilities	22,033	24,220

Commitments and contingencies (Note 13)
Convertible preferred stock, net of issuance costs $0.001 par value – 10,000 and 18,804 shares authorized, 0 and 18,753 shares issued and outstanding at December 31, 2013 and 2012, respectively (liquidation preferences of $0 and $106,519 as of December 31, 2013 and 2012, respectively)	—	105,710
Stockholders’ (deficit) equity
Common stock, $0.001 par value – 500,000 and 36,000 shares authorized, 33,133 and 4,942 shares issued, 32,953, and 4,658 outstanding at December 31, 2013 and December 31, 2012, respectively;	33	5
Additional paid-in capital	228,512	4,638
Accumulated deficit	(113,201)	(77,349)

Total stockholders’ (deficit) equity	115,344	(72,706)

Total liabilities, convertible preferred stock, and stockholders’ (deficit) equity	$137,377	$57,224

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Comprehensive Loss

(dollars and share numbers in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues, net	$77,315	$59,558	$36,121
Cost of revenues	31,109	24,764	18,691

Gross profit	46,206	34,794	17,430

Operating expenses
Sales and marketing	42,799	32,633	20,357
Research and development	20,715	14,014	7,071
General and administrative	17,028	13,432	6,679

Total operating expenses	80,542	60,079	34,107

Loss from operations	(34,336)	(25,285)	(16,677)
Interest expense, net	(453)	(520)	(378)
Other income (expenses), net	(571)	(456)	(229)

Loss before provision for income taxes	(35,360)	(26,261)	(17,284)
Provision for income taxes	(492)	(221)	(139)

Net loss	(35,852)	(26,482)	(17,423)
Other comprehensive income (loss)	—	—	—

Comprehensive loss	$(35,852)	$(26,482)	$(17,423)

Net loss per share available to common stockholders, basic and diluted	$(1.36)	$(6.00)	$(4.29)

Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	26,312	4,417	4,058

Stock-based compensation is allocated as follows (Note 9):
Cost of revenues	$887	$439	$165
Sales and marketing	1,304	1,005	226
Research and development	1,346	831	163
General and administrative	1,681	2,673	143

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(dollars and share numbers in thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2010	12,726	35,580	3,808	4	862	(33,444)	—	(32,578)
Issuance of Series E preferred stock for cash, net of issuance costs of $102	1,744	15,934	—	—	—	—	—	—
Issuance of common stock from exercise of vested stock options and vesting of early exercised options	—	—	574	1	552	—	—	553
Issuance of common stock from exercise of warrant	—	—	57	—	155	—	—	155
Stock-based compensation expense	—	—	—	—	697	—	—	697
Compensation expense from issuance of warrants	—	—	—	—	49	—	—	49
Issuance of warrants in connection with debt agreement	—	—	—	—	139	—	—	139
Net loss and comprehensive loss	—	—	—	—	—	(17,423)	—	(17,423)

Balances at December 31, 2011	14,470	51,514	4,439	5	2,454	(50,867)	—	(48,408)
Issuance of Series F preferred stock for cash, net of issuance costs of $194	2,805	34,294	—	—	—	—	—	—
Issuance of Series F-1 preferred stock for cash, net of issuance costs of $98	1,478	19,902	—	—	—	—	—	—
Issuance of common stock from exercise of vested stock options and vesting of early exercised options	—	—	500	—	759	—	—	759
Issuance of common stock from stock purchase agreements	—	—	84	—	500	—	—	500
Redemption of common stock	—	—	(365)	—	(4,488)	—	—	(4,488)
Stock-based compensation expense	—	—	—	—	4,948	—	—	4,948
Compensation expense from issuance of warrants	—	—	—	—	60	—	—	60
Issuance of warrants in connection with debt agreement	—	—	—	—	213	—	—	213
Stock-based compensation tax benefits	—	—	—	—	192	—	—	192
Net loss and comprehensive loss	—	—	—	—	—	(26,482)	—	(26,482)

Balances at December 31, 2012	18,753	105,710	4,658	5	4,638	(77,349)	—	(72,706)
Issuance of common stock in connection with initial public offering, net of issuance costs of $11,451	—	—	8,625	8	109,299	—	—	109,307
Conversion of convertible preferred stock into common stock	(18,753)	(105,710)	18,753	19	105,691	—	—	105,710
Conversion of warrant to purchase convertible preferred stock into warrant to purchase common stock	—	—	—	—	745	—	—	745
Issuance of common stock from exercise of vested stock options and vesting of early exercised options	—	—	703	1	1,571	—	—	1,572
Issuance of common stock from cashless exercise of warrants	—	—	68	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	146	—	1,231	—	—	1,231
Stock-based compensation	—	—	—	—	5,218	—	—	5,218
Stock-based compensation tax benefits	—	—	—	—	119	—	—	119
Net loss and comprehensive loss	—	—	—	—	—	(35,852)	—	(35,852)

Balances at December 31, 2013	—	$—	32,953	$33	$228,512	$(113,201)	$—	$115,344

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(35,852)	$(26,482)	$(17,423)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,722	2,642	1,344
Amortization of internal-use software	1,156	525	456
Loss (gain) on disposal of property and equipment	10	(7)	65
Noncash interest expense related to warrants issued in connection with debt	251	159	56
Noncash expense related to warrants issued in connection with service agreement	—	60	49
Change in the valuation of outstanding preferred stock warrants	238	362	73
Stock-based compensation related to stock option grants	5,218	2,358	697
Stock-based compensation related to preferred stock financing	—	2,590	—
Provision for bad debt	359	296	289
Deferred income tax benefit	(91)	(108)	—
Excess tax benefits from stock-based award activities	(119)	(192)	—
Other noncash expenses	245	292	211
Changes in operating assets and liabilities
Accounts receivable	(2,392)	(3,674)	(5,452)
Prepaid expenses and other current assets	(881)	(550)	(58)
Other assets	(524)	(55)	(291)
Accounts payable	75	(208)	(54)
Deferred revenue	1,948	445	(46)
Accrued expenses and other liabilities	2,240	2,452	3,594

Net cash used in operating activities	(23,397)	(19,095)	(16,490)

Investing activities
Purchases of property and equipment	(5,023)	(5,507)	(2,332)
Capitalization of internally developed software	(3,216)	(1,743)	(1,028)

Net cash used in investing activities	(8,239)	(7,250)	(3,360)

Financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	109,414	(107)	—
Proceeds from issuance of note payable, net of issuance costs	1,667	8,631	5,529
Repayment of note payable	(9,660)	(4,334)	(2,012)
Redemption of common stock	—	(4,488)	—
Redemption of unvested shares subject to repurchase	(77)	(48)	—
Proceeds from issuance of convertible, preferred stock, net of issuance costs	—	54,196	15,934
Proceeds from common stock purchase agreements	—	500	—
Proceeds from exercise of common stock warrants	—	—	155
Proceeds from exercise of common stock options	1,541	1,624	791
Proceeds from employee stock purchase plan	1,499	—	—
Excess tax benefits from stock-based award activities	119	192	—

Net cash provided by financing activities	104,503	56,166	20,397

Net increase in cash and cash equivalents	72,867	29,821	547
Cash and cash equivalents
Beginning of period	31,540	1,719	1,172

End of period	$104,407	$31,540	$1,719

Supplemental disclosures of other cash flow information
Cash paid for interest	$201	$453	$264
Cash paid for taxes	276	176	8
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock to common stock	$105,710	$—	$—
Acquisition of equipment through capital lease	3,167	—	—
Conversion of warrant to purchase convertible preferred stock to common stock warrant	745	—	—
Accounts payable related purchases of property and equipment	208	533	301
Accrued but unpaid debt issuance costs	38	57	—
Unpaid deferred initial public offering costs	—	944	—
Other receivables for stock option exercises	—	49	—

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Background

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations and if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management affect the allowances for doubtful accounts and customer credits, the carrying value of long-lived assets, the useful lives of long-lived assets, the provision for income taxes and related deferred taxes, stock-based compensation and the fair value of the Company’s common stock and preferred stock warrants.

Certain Significant Risks and Uncertainties

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control that could have a material adverse effect on the Company’s business, operating results, and financial condition. These risks include, among others, the Company’s: history of losses and ability to achieve profitability in the future; highly competitive environment; ability to maintain and increase usage rate of the Company’s platform; and ability to increase demand for its solutions.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. The Company limits its concentration of risk in cash equivalents and short-term investments by diversifying its investments among a variety of industries and issuers and by limiting the average maturity to one year or less. The Company has not experienced any loss relating to cash and cash equivalents in these accounts. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

As of December 31, 2013 and 2012, no single customer accounted for greater than 10% of net accounts receivable. No single customer accounted for greater than 10% of consolidated revenues during the years ended December 31, 2013, 2012 and 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash equivalents were $98,987 and $19,930 as of December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value because of the short-term nature of those instruments. The carrying value of the preferred stock warrant liability (Note 5) represents fair value. Based on borrowing rates available to the Company for loans with similar terms and maturities, the carrying value of borrowings approximates fair value (Level 2 within the fair value hierarchy).

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

Allowance for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. As of December 31, 2013 and 2012, the Company recorded an allowance for doubtful accounts in the amount of $417 and $277, respectively. The following are changes in the allowance for doubtful accounts during 2013, 2012 and 2011, respectively.

	Years Ended December 31,
	2013	2012	2011
Balances at beginning of period	$277	$196	$—
Additions	359	296	289
Write-offs	(219)	(215)	(93)

Balances at end of period	$417	$277	$196

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of December 31, 2013 and 2012, the Company recorded an allowance for potential customer credits in the amount of $389 and $452, respectively.

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

Internal Use Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internal use software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. For 2013, 2012 and 2011 the Company capitalized $3,216, $1,743, and $1,028 of software development costs related to software for internal use, respectively. Amortization of software developed for internal use was $1,156, $525, and $456 for 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012 unamortized internal use software development costs totaled $4,236 and $2,176, respectively. Amortization of internal use software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

As of January 1, 2012, the Company revised the estimated useful life of internal use software from two years to three years based on an evaluation of the change in use, maintenance and replacement practices of the Company’s internally developed software and the duration over which the software is expected to be utilized. As compared to amortization over a two year period, the revision resulted in a reduction of the amortization of internal use software recorded in cost of revenues of $303 (or $0.07 per share, basic and diluted) during 2012.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment exists when the carrying value of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses during 2013, 2012 or 2011.

Operating Leases

The Company’s operating lease agreements include provisions for tenant improvement allowances, certain rent holidays and escalations in the base price of the rent payment. The Company defers tenant improvement allowances and amortizes the balance as a reduction to rent expense over the lease term. The Company records rent holidays and rent escalations on a straight-line basis over the lease term. Deferred rent is included in accrued payroll and other expenses in the accompanying consolidated balance sheets.

Freestanding Preferred Stock Warrants

Upon the consummation of the Company’s IPO, freestanding warrants related to the Company’s convertible preferred stock converted into warrants to purchase common stock. The preferred stock warrants were classified as liabilities on the Company’s December 31, 2012 consolidated balance sheet. Upon conversion, the liability recorded for the preferred stock warrants was reclassified to additional paid-in capital. When classified as liabilities, the preferred stock warrants were subject to reassessment at each balance sheet date, and any change in fair value was recognized as a component of other income (expenses), net. The Company adjusted the liability for changes in fair value until the preferred stock warrants were converted into warrants to purchase common stock.

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

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

•	the Company’s platform is made available to the customer;

•	the fee is fixed or determinable, and;

•	collection is reasonably assured.

The Company recognizes the minimum fee for both direct advertisers and advertising agencies, where applicable, over the duration of the contract, commencing on the date that the Company’s platform is made available to the customer, provided revenues recognized do not exceed amounts that are invoiced and due. The variable fee, which is based on a percentage of the value of the advertising spend managed through the Company’s platform, is recognized once the amount is fixed or determinable, which is generally on a monthly basis concurrent with the issuance of the customer invoice. Signed contracts are used as evidence of an arrangement. The Company assesses collectability based on a number of factors such as past collection history with the customer and creditworthiness of the customer. Certain agreements with advertising agencies also contain sequential liability provisions, which provide that the agency has no obligation to pay the Company until the agency receives payment from its customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself, to conclude whether or not collectability is reasonably assured. If the Company determines collectability is not reasonably assured, the Company defers the revenue recognition until collectability becomes reasonably assured.

In October 2009, the Financial Accounting Standards Board (“FASB”) ratified authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables effective for fiscal periods beginning on or after June 15, 2010. The Company adopted the new guidance on a prospective basis for fiscal 2011. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of December 31, 2013, the Company did not have stand-alone value for the professional services and training services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

Cost of Revenues

Cost of revenues primarily consists of costs related to hosting the Company’s cloud-based platform, providing implementation and ongoing customer support, data communications expenses, salaries and benefits of operations and support personnel, software license fees, allocated overhead, amortization expense associated with capitalized internal use software and property and equipment depreciation.

Stock-Based Compensation

Stock-based compensation is measured at grant date based on the fair value of the award and is expensed on a straight-line basis over the requisite service period.

Marin Software Incorporated

Notes to Consolidated Financial Statements

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

See Note 9 for further information.

Research and Development

Research and development costs are expensed as incurred, except for certain internal use software development costs, which may be capitalized as noted above. Research and development costs include salaries, stock-based compensation expense, benefits and other operating costs such as outside services, supplies and allocated overhead costs.

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $785, $632, and $359 for 2013, 2012 and 2011, respectively.

Foreign Currency Transactions and Remeasurement

For non-U.S. subsidiaries whose functional currency is the U.S. Dollar, transactions in foreign currencies are remeasured into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in non-U.S. currencies are re-measured to U.S. dollars using current exchange rates in effect at the balance sheet date. Nonmonetary assets and liabilities are re-measured to U.S. dollars using historical exchange rates. Other accounts are re-measured to U.S. dollars using average exchange rates in effect during each period. Transaction gains and losses were not material for all periods presented and are included in other income (expenses), net, in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of liability provisions and changes to the liability that are considered appropriate. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As the Company maintained a full valuation allowance against its deferred tax assets in the United States, the adjustments resulted in no additional tax expense in 2013. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

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

3. Balance Sheet Components

The following table shows the components of property and equipment as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Computer equipment	$16,314	$8,958
Software	7,690	4,268
Office equipment	571	457
Furniture, fixtures and leasehold improvements	1,861	1,742

	26,436	15,425
Less: Accumulated depreciation and amortization	(12,019)	(6,201)

	$14,417	$9,224

Depreciation and amortization expense for 2013, 2012 and 2011 was $5,878, $3,167, and $1,800, respectively.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

The following table shows the components of accrued payroll and other expenses as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Accrued salary and payroll related expenses	$6,675	$4,771
Accrued accounts payable	2,773	3,882
Income tax payable	434	109
Sales and use tax payable	466	365
Other	602	534

	$10,950	$9,661

4. Fair Value Measurements

Account balances measured at fair value on a recurring basis include the following as of December 31, 2013 and 2012:

	December 30,
	2013			2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$98,987	$—	$—	$19,930	$—	$—
Long-term liabilities
Preferred stock warrant obligation	—	—	—	—	—	507

The following table presents the changes in the preferred stock warrant obligation measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) during 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Balances at beginning of period	$507	$145	$72
Change in unrealized loss included in earnings	238	362	73
Conversion to common stock warrant	(745)	—	—

Balances at end of period	$—	$507	$145

The Company’s cash equivalents as of December 31, 2013 and 2012 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, amounts of $5,420 and $11,610, respectively, were held in bank deposits.

5. Debt

In connection with a Loan and Security Agreement entered into with Silicon Valley Bank in 2008, the Company issued a warrant to purchase 51 shares of Series B preferred stock at $2.7563 per share. This warrant was to expire on the later date of October 30, 2018, or five years from the closing of the Company’s initial public offering. The fair value of the warrant was estimated at an aggregate of $72 using the Black-Scholes valuation

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

model with the following assumptions: expected volatility of 53%, risk free interest rate of 4.85%, expected life of 10 years and no dividends. The fair value of the warrant was recorded as a discount to the loan and was amortized to interest expense over the loan term.

In January 2010, the Company signed an amendment to the Loan and Security Agreement, which provided for a revolving credit facility (the “Revolving Credit Facility”). In January 2011, the Company entered into an amendment to the Revolving Credit Facility pursuant to which Silicon Valley Bank agreed to extend an equipment advance facility of $2,000 (the “Equipment Advance Facility”). The Equipment Advance Facility may only be used to finance the purchase of equipment, accrues interest at a fixed per annum rate of 5.5%, will be repayable in 36 consecutive monthly installments of principal and interest and will expire on December 1, 2014. In December 2011, the Company entered into another amendment to its existing Revolving Credit Facility pursuant to which Silicon Valley Bank agreed to extend an additional equipment advance facility of $2,000 (the “Additional Equipment Advance Facility”). The Additional Equipment Advance Facility may only be used to finance the purchase of equipment. The Additional Equipment Advance Facility accrues interest at a fixed per annum rate of 5.5% and will be repayable in 36 consecutive monthly installments of principal and interest. The additional equipment advance facility expires September 1, 2015. As of December 31, 2013, the Company had withdrawn the full amount available under the Additional Equipment Advance Facility. In connection with the amendment, the Company issued a warrant to Silicon Valley Bank to purchase 37 shares of common stock at $2.70 per share. This warrant would expire on November 30, 2021. The fair value of the warrant was estimated at an aggregate of $139 using the Black-Scholes valuation model with the following assumptions: expected volatility of 57%; risk-free interest rate of 2.1%; expected life of 10 years; and no dividends. The fair value of the warrant was recorded as a discount to the loan and was amortized to interest expense over the loan term.

In December 2012, the Company entered into an amendment to its existing Revolving Credit Facility and Equipment Advance Facility pursuant to which Silicon Valley Bank agreed to extend an additional equipment advance facility of $3,000 (the “Supplemental Equipment Advance”). The Supplemental Equipment Advance may only be used to finance the purchase of equipment. The Supplemental Equipment Advance accrues interest at a fixed per annum rate of 3.0% and will be repayable in 33 consecutive monthly installments of principal and interest. The Supplemental Equipment Advance expires March 1, 2016. As of December 31, 2013, the Company had withdrawn the full amount available under the Supplemental Equipment Advance. In connection with the amendment, the Company issued a warrant to Silicon Valley Bank to purchase 27 shares of common stock at $12.15 per share. This warrant was to expire in December 2022.

The fair value of the warrant was estimated at an aggregate of $213 using the Black-Scholes valuation model with the following assumptions: expected volatility of 57%; risk-free interest rate of 1.65%; expected life of 10 years; and no dividends. The fair value of the warrant was recorded as a discount to the Revolving Credit Facility and will be amortized to interest expense over the facility term. Together with the Series B convertible preferred stock warrant and the common stock warrants issued, a total of $251, $159, and $56 was recognized as interest expense for 2013, 2012 and 2012, respectively, as a result of the amortization of the loan discounts. In May 2013, Silicon Valley Bank exercised the preferred stock warrant and common stock warrants using the cashless exercise feature, resulting in the net issuance of 68 shares of common stock.

In September 2013, the Company entered into an amendment to the Revolving Credit Facility pursuant to which Silicon Valley Bank agreed to increase the Revolving Credit Facility to the lesser of $15,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the Revolving Credit Facility was extended to July 31, 2015 and the annual interest rate was amended to 0.25% over the Prime Rate, payable on a monthly basis. Additionally, the Company’s obligation to meet certain financial covenants will be waived when the Company’s unrestricted cash balance exceeds $50,000. As of December 31, 2013, $12.0 million was

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

available for withdrawal under the Revolving Credit Facility. The Revolving Credit Facility and Equipment Advance Facilities are all collateralized with all of the personal property of the Company, excluding shares of controlled foreign corporations, patents and copyrights.

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease has an effective interest rate of 6.0% and is repayable in 36 consecutive equal monthly installments of principal and interest. At the end of the lease period, the Company has the option to purchase the equipment at the estimated fair market value. As of December 31, 2013, the net book value of the equipment under the capital lease was $2,495 and the remaining principal balance payable was $2,876. The capital lease is collateralized by the underlying computer equipment.

The Company’s outstanding balances under the Revolving Credit Facility, the Equipment Advance Facilities and the capital lease as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Capital lease	$2,598	$—
Revolving Credit Facility	—	7,225
Equipment Advance Facilities	3,771	3,970

	6,369	11,195
Discount on long-term debt	(154)	(380)

	$6,215	$10,815

The maturities of debt as of December 31, 2013 are as follows:

Years Ending
2014	$3,253
2015	2,464
2016	652

6,369
Less:
Current portion	(3,253)
Discount on long-term debt	(154)

Noncurrent portion of debt	$2,962

Outstanding warrants to purchase the Company’s Series B preferred stock were classified as liabilities which were adjusted to fair value at each reporting period until the earlier of their exercise or expiration on the later date of October 30, 2018 or five years from the closing of the Company’s initial public offering, or the completion of a liquidation event, including the completion of an initial public offering, at which time the preferred stock warrant liability was automatically converted into a warrant to purchase shares of common stock and was reclassified to stockholders’ equity (deficit). The Company recorded a loss of $238, $362, and $73 for 2013, 2012 and 2011, respectively, within other income (expenses), net to adjust the warrant liability to fair value. The fair values were determined using Level 3 inputs under the GAAP fair value hierarchy.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

6. Convertible Preferred Stock

Immediately prior to the close of the Company’s IPO, the Company’s outstanding convertible preferred stock (“Series A Stock”, “Series A-1 Stock”, “Series B Stock”, “Series C Stock”, “Series D Stock,” “Series E Stock,” “Series F Stock” and “Series F-1 Stock”) automatically converted at a rate of 1:1 into common stock. The following table summarizes information related to the Company’s convertible preferred stock prior to conversion into common stock:

	Shares Authorized	Shares Outstanding	Liquidation Amount	Proceeds Net of Issuance Cost
Series A	2,009	2,009	$2,248	$2,208
Series A-1	1,400	1,400	2,329	2,273
Series B	2,673	2,622	7,227	7,146
Series C	4,673	4,673	12,999	12,915
Series D	2,022	2,022	11,192	11,038
Series E	1,744	1,744	16,036	15,934
Series F	2,805	2,805	34,488	34,294
Series F-1	1,478	1,478	20,000	19,902

	18,804	18,753	$106,519	$105,710

Dividends

No dividends on the convertible preferred stock were declared by the Board of Directors from inception through their conversion into common stock.

Issuance of Preferred Stock

Concurrent with primary issuance of Series F Stock in January 2012, the Company also entered into an agreement with certain executives of the company to repurchase certain common stock held by them, whereby the Company repurchased 365 shares of their common stock in the Company at the Series F preferred stock issuance price of $12.30 per share for an aggregate price of $4,488. At the date of the repurchase, the aggregate estimated fair value of the repurchased common stock was $1,898. As a result of this arrangement, the Company recorded stock-based compensation expense of $2,590 during 2012. Of this amount, $364, $317 and $1,909 were recorded as sales and marketing, research and development and general and administrative expenses, respectively, in the accompanying statement of comprehensive loss for the year ended December 31, 2012.

7. Common Stock

On February 12, 2013, the Company’s Board of Directors approved a Restated Certificate of Incorporation, which became effective upon the consummation of the Company’s initial public offering. The Restated Certificate of Incorporation amends the authorized share capital to 500,000 shares of common stock ($0.001 par value per share) and 10,000 shares of blank-check preferred stock ($0.001 par value per share).

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

As of December 31, 2013 and 2012, reserved shares of common stock are as follows:

	December 31,
	2013	2012
Common stock issuable upon exercise of warrants	—	114
Options available for future grant under stock option plans	4,585	724
Options outstanding under stock option plans	4,855	4,314
Shares available for future issuance under ESPP	854	—
Conversion of convertible preferred stock	—	18,804

	10,294	23,956

During 2012, the Company entered into common stock purchase agreements (“CSPAs”) with two members of the Board of Directors. In connection with the CSPAs, the Company sold 84 shares of common stock for a cumulative purchase price of $500. The underlying shares vest ratably on a monthly basis over 24 months. The CSPAs include a repurchase feature which provides the Company the option, but not the obligation, to repurchase any unvested shares upon termination at the original purchase price. As of December 31, 2013, 11 common shares issued under the CSPAs were unvested.

8. Equity Award Plans

In April 2006, the Company’s Board of Directors adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and nonstatutory stock options. Only employees may receive incentive stock options, but nonstatutory stock options may be granted to employees, nonemployee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price upon termination of the optionee. The proceeds from the shares subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company may have had the opportunity to repurchase 180 and 214 shares as of December 31, 2013 and 2012, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability. As of December 31, 2013 and 2012, $1,215 and $1,332, respectively, has been recorded as a long-term liability on the condensed consolidated balance sheets.

In February 2013, the Company’s Board of Directors adopted and stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which 4,500 shares have been reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan at the time the 2013 Plan became effective are eligible for issuance under the 2013 Plan. The 2013 Plan became effective on March 21, 2013, at which time the Company ceased to grant equity awards under the 2006 Plan. The 2013 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first 10 calendar years through 2023, the number of shares reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Company’s Board of Directors.

Under the 2006 Plan and the 2013 Plan, the term of options granted may not exceed ten years. Unless the terms of an optionee’s stock option agreement provide otherwise, if an optionee’s service relationship with the

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

Company, or any of its affiliates, ceases for any reason other than disability or death, the optionee may exercise the vested portion of any options for three months after the date of such termination. If an optionee’s service relationship with the Company, or any of its affiliates, ceases due to disability or death (or an optionee dies within a certain period following cessation of service), the optionee or a beneficiary may exercise any vested options for a period of 12 months. In no event, however, may an option be exercised beyond the expiration of its term.

A summary of activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2010	2,486	$1.14	5.54	$3,174

Options granted	1,399	2.53	7.23
Options exercised	(607)	1.31	—
Options forfeited and cancelled	(278)	1.65	—

Balances at December 31, 2011	3,000	1.71	6.23	$10,575

Options granted	2,046	7.48	8.34
Options exercised	(518)	3.23	—
Options forfeited and cancelled	(214)	3.66	—

Balances at December 31, 2012	4,314	4.17	7.11	$34,439

Options granted	1,594	11.98	9.26
Options exercised	(618)	2.42	—
Options forfeited and cancelled	(435)	8.60	—

Balances at December 31, 2013	4,855	$6.56	7.85	$20,593

Options exercisable as of December 31, 2013	4,067	$5.75	7.58	$19,974

Options vested as of December 31, 2013	2,199	$3.32	6.78	$15,321

Options vested and expected to vest as of December 31, 2013	4,637	$6.40	7.80	$20,279

The intrinsic value of options exercised during 2013, 2012 and 2011 was $5,693, $2,266, and $545, respectively. The total estimated fair value of options vested during 2013, 2011 and 2012 was $3,110, $1,572, and $559, respectively.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

The following table summarizes information about shares subject to stock options outstanding as of December 31, 2013:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)
$0.14 – $0.82	676	4.89
$2.39 – $2.70	1,245	7.07
$5.20 – $7.55	1,381	8.40
$9.61 – $11.82	333	9.61
$12.12 – $14.18	1,220	9.11

	4,855

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares have been reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of stock purchased under the 2013 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 Employee Stock Purchase Plan will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. During 2013, 146 shares were issued under the 2013 ESPP.

9. Stock-Based Compensation

For stock options and offerings under the 2013 ESPP granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $5,218, $4,948, and $697 for 2013, 2012 and 2011, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility and expected forfeitures. The Company used the following assumptions:

	Years Ended December 31,
	2013	2012	2011

Dividend yield	—	—	—
Expected volatility	55.0%	57.0%	56.7%
Risk-free interest rate	1.27%	0.95%	2.02%
Expected life of options (in years)	6.25	6.25	6.25
Forfeiture rate	7.0%	3.2% – 7.0%	3.0% – 8.0%
Weighted-average grant-date fair value	$6.41	$4.37	$1.61
Weighted-average grant-date exercise price	$11.98	$7.48	$2.53

Marin Software Incorporated

Notes to Consolidated Financial Statements

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

Cash proceeds from the exercise of stock options were $1,541, $1,624, and $791 during 2013, 2012 and 2011, respectively.

Compensation expense is recognized ratably over the requisite service period. As of December 31, 2013 and 2012, there was $11,597 and $8,563, respectively, of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 2.7 and 2.9 years, respectively.

Prior to the consummation of the IPO, given the lack of an active public market for the Company’s outstanding Common and preferred stock, the Company’s Board of Directors established an estimate of fair value for these securities as well as for options and warrants to purchase these securities. The fair value of the Company’s common stock as used in the determination of the exercise price of stock options was estimated by the Board of Directors based on factors such as the liquidation preference, dividends and other rights of the outstanding preferred stock; recent financial and operating performance; the status of the Company’s development and sales efforts, revenue growth and additional objectives; the likelihood and proximity of an initial public offering; and the valuation of comparable companies that are publicly traded.

For awards that are expected to result in a tax deduction, a deferred tax asset is established as the Company recognizes compensation expense. If the tax deduction exceeds the cumulative recorded compensation expense, the tax benefit associated with the excess deduction is considered a windfall benefit. The excess tax benefit from share compensation plans is recorded in additional paid-in capital and classified as a financing cash flow on the consolidated statements of cash flows. The Company has elected to use the “with and without” approach as described in ASC 740-20, “Intraperiod Tax Allocation,” in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized.

Employee Stock Purchase Plan

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

Dividend yield	—
Expected volatility	51% – 56%
Risk-free interest rate	0.81% – 1.64%
Expected life of options (in years)	0.50 – 0.65
Forfeiture rate	7.0%

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

10. Income Taxes

The components of the Company’s loss before provision for income taxes were as follows:

	Years Ended December 31,
	2013	2012	2011
United States of America	$(24,197)	$(27,423)	$(17,791)
International	(11,163)	1,162	507

	$(35,360)	$(26,261)	$(17,284)

The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2013	2012	2011
Current income tax provision
Federal	$—	$—	$—
State	26	19	8
Foreign	557	310	131

Total current income tax provision	583	329	139

Deferred income tax provision (benefit)
Federal	—	—	—
State	—	—	—
Foreign	(91)	(108)	—

Total deferred income tax provision (benefit)	(91)	(108)	—

Provision for income taxes	$492	$221	$139

The Company has incurred operating losses and has recorded a full valuation allowance against its deferred tax assets (except for the deferred tax assets associated with the Company’s subsidiary in the United Kingdom) for all periods to date and, accordingly, has not recorded a provision for income taxes for any of the periods presented other than provisions for foreign and state income taxes.

The differences in the total provision for income taxes that would result from applying the 34% federal statutory rate to loss before provision for income taxes and the reported provision for income taxes were as follows:

	Years Ended December 31,
	2013	2012	2011
Tax benefit at U.S. statutory rate	$(12,022)	$(8,929)	$(5,877)
State income taxes, net of federal benefit	19	19	8
Foreign income and withholding taxes	4,382	(184)	(41)
Stock-based compensation	863	458	171
Change in valuation allowance	4,437	9,082	5,839
Research and development credits	(776)	(823)	—
Uncertain tax positions	1,499	—	—
Provision to return adjustments	1,894	328	—
Other	196	270	39

	$492	$221	$139

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

Major components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Current
Accruals and reserves	$1,816	$1,509
Stock-based compensation	151	64
Other	(64)	41

Current deferred tax assets	1,903	1,614
Valuation allowance	(1,853)	(1,578)

Total current deferred tax asset, net of valuation allowance	50	36

Noncurrent
Net operating loss	27,355	25,901
Accruals and reserves	149	81
Research and development credits	3,391	1,622
Stock-based compensation	452	192
Property and equipment	914	552
Other	94	—

Noncurrent deferred tax assets	32,355	28,348
Valuation allowance	(32,205)	(28,276)

Total non-current deferred tax asset, net of valuation allowance	$150	$72

As a result of certain realization requirements of accounting guidance for stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2013, and 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Additional paid-in capital will be increased by $1,204 if and when such benefits are ultimately realized and reduce taxes payable.

The Code, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. An analysis was conducted through December 31, 2013 to determine whether an ownership change had occurred since inception. The analysis indicated that because an ownership change occurred in a prior year, federal and state net operating losses of $184 and $214, respectively, were significantly limited pursuant to IRC Section 382. In the event the Company has subsequent changes in ownership, net operating losses and research and development credit carryovers could be further limited and may expire unutilized.

As of December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $77,156 and $66,666, respectively. The federal net operating loss carryforward will begin expiring in 2026 and the state net operating loss carryforward will begin expiring in 2016. As of December 31, 2013, the

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

Company had federal and state research and development credits of approximately $2,816 and $2,418, respectively. The federal research and development credits will begin expiring in 2026. The state research and development credits are not currently subject to expiration. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. As part of the act, the research and development credit was retroactively extended. Accordingly, the Company did not record a federal research and development credit for 2012. While the applicable credit for 2012 was considered in 2013, no financial statement benefit was recorded as the Company applies a valuation allowance against the credit generated.

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2013 and 2012 (except for the deferred income tax assets associated with the Company’s subsidiary in the United Kingdom). The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $4,205, $10,951, and $6,840 during the years ended December 31, 2013, 2012 and 2011, respectively.

The Company files U.S. state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deduction, the nexus of income among various tax jurisdictions and compliance with state, local and foreign tax laws. The Company is not currently under any examination by the U.S. state or foreign tax authorities. Because of net operating loss and credit carry forwards, all of the Company’s tax years dating to inception in 2006 remain open to examination.

As of December 31, 2013 and 2012, the Company did not have any unrecognized tax benefits that if recognized would impact the annual effective tax rate. During 2013, 2012 and 2011, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Beginning balance as of January 1, 2013	$508
Increase in balances related to tax positions taken during the current period	580

Ending balance as of December 31, 2013	$1,088

The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2013 will significantly increase or decrease within the next twelve months.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $1,184 of undistributed earnings for certain foreign subsidiaries as of December 31, 2013. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

11. Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Marin Software Incorporated

Notes to Consolidated Financial Statements

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

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net loss available to common stockholders	$(35,852)	$(26,482)	$(17,423)

Denominator:
Weighted average number of shares, basic and diluted	26,312	4,417	4,058

Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(1.36)	$(6.00)	$(4.29)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2013	2012	2011
Convertible preferred stock	—	18,753	14,470
Options to purchase common stock	4,855	4,314	3,000
Common stock subject to repurchase	180	284	291
Convertible preferred stock warrants	—	51	51
Common stock warrants	—	63	37

	5,035	23,465	17,849

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluation of financial performance. Accordingly, the Company has determined that it operates as a single operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows:

	Years Ended December 31,
	2013	2012	2011
United States of America	$52,725	$43,429	$26,673
International	24,590	16,129	9,448

Total revenues, net	$77,315	$59,558	$36,121

Long-lived assets by geographic area were as follows:

	December 31,
	2013	2012
United States of America	$14,050	$8,839
International	367	385

Total long-lived assets, net	$14,417	$9,224

13. Commitments and Contingencies

Operating Leases

Rent expense for 2013, 2012 and 2011 was $6,811, $4,741, and $2,373, respectively.

The Company has leased office space in San Francisco, London, Austin, Texas, Chicago, Dublin, Hamburg, Mountain View, California, New York, Paris, Portland, Oregon, Singapore, Sydney, Tokyo and Shanghai under noncancelable operating leases, which expire between 2014 and 2018. Additionally, the Company leases the space utilized for data center operations.

Future minimum lease payments for significant operating leases as of December 31, 2013 were as follows:

Years Ended
2014	$5,690
2015	2,270
2016	717
2017	735
2018	124

$9,536

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course

Marin Software Incorporated

Notes to Consolidated Financial Statements

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2013 and 2012.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2013 and 2012.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees in the United States. The Board of Directors determines contributions made by the Company annually. The Company made no contributions under this plan for 2013, 2012 and 2011.

15. Related Party Transactions

In October 2013, the Company appointed James Barrese to the Board of Directors. Mr. Barrese is the Chief Technology Officer of PayPal, Inc,, which is a customer of the Company. During 2013 and 2012, the Company recorded total revenues of $163 and $79, respectively, through its subscription agreements with PayPal, Inc. and their affiliate eBay Inc. No revenue was recorded though subscription agreements with these entities during 2011.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

16. Subsequent Events

Option Grants

Under the terms of the 2013 Plan and the 2013 ESPP, the shares available for issuance increased by 1,648 and 329, respectively, on January 1, 2014. In January and February 2014, the Board of Directors granted stock options to purchase 86 shares of common stock at an exercise price equal to the closing trading price per share on the date of the Board’s approval. The stock options generally vest over four years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.

MARIN SOFTWARE INCORPORATED

By:	/s/ JOHN A. KAELLE
John A. Kaelle Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher A. Lien and John A. Kaelle, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Christopher A. Lien	Chief Executive Officer (principal executive officer)	February 28, 2014

/s/ John A. Kaelle	Chief Financial Officer (principal financial and accounting officer)	February 28, 2014

/s/ Paul Auvil	Director	February 28, 2014

/s/ L. Gordon Crovitz	Director	February 28, 2014

/s/ Bruce Dunlevie	Director	February 28, 2014

/s/ Donald Hutchison	Director	February 28, 2014

/s/ James Barrese	Director	February 28, 2014

/s/ Allan Leinwand	Director	February 28, 2014

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation.	10-Q	001-35838	3.1	5/9/2013

3.2	Restated Bylaws.	10-Q	001-35838	3.2	5/9/2013

4.1	Form of Common Stock Certificate.	S-1	333-186669	4.1	3/15/2013

4.2	Amended and Restated Investors Rights’ Agreement, dated as of January 25, 2012, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-186669	4.2	2/13/2013

10.1	Form of Indemnification Agreement.	S-1	333-186669	10.1	3/4/2013

10.2#	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-186669	10.2	2/13/2013

10.3#	2013 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, and restricted stock unit award agreement.	S-1	333-186669	10.3	3/4/2013

10.4#	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-186669	10.4	3/4/2013

10.5	Office Lease, dated as of January 7, 2011, by and between the Registrant and 123 Mission, LLC, as amended.	S-1	333-186669	10.6	2/13/2013

10.6	Master Services Agreement, dated as of August 3, 2009, by and between the Registrant and Switch Communications Group L.L.C.	S-1	333-186669	10.7	2/13/2013

10.7	Amended and Restated Loan and Security Agreement, dated as of December 9, 2011, by and among the Registrant, Marin Software Limited and Silicon Valley Bank, as amended.	10-Q	001-35838	10.8	11/7/2013

10.8#	Form of Severance and Change in Control Agreement between the Registrant and each of the executive officers.	S-1	333-186669	10.9	3/11/2013

10.9#	Offer Letter, dated as of February 15, 2011, by and between the Registrant and John Kaelle					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description of Document	Form	File No.	Exhibit	Filing Date

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
#	Represents a management contract or compensatory plan.