Form 10-Q
period 2014-03-31
MARIN SOFTWARE INC
filed 2014-05-08
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the registrant had 33,318,800 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At March 31,	At December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$96,134	$104,407
Accounts receivable, net	14,761	14,921
Prepaid expenses and other current assets	3,183	2,695

Total current assets	114,078	122,023
Property and equipment, net	13,913	14,417
Other noncurrent assets	1,145	937

Total assets	$129,136	$137,377

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,234	$1,018
Accrued expenses and other current liabilities	9,580	10,950
Deferred revenue	2,075	2,566
Current portion of long-term debt	3,093	3,253

Total current liabilities	15,982	17,787
Long-term debt, less current portion	2,291	2,962
Other long-term liabilities	1,161	1,284

Total liabilities	19,434	22,033

Stockholders’ equity
Common stock, $0.001 par value - 500,000 shares authorized, 33,422 and 33,133 shares issued, 33,279 and 32,953 outstanding at March 31, 2014, and December 31, 2013, respectively	33	33
Additional paid-in capital	231,047	228,512
Accumulated deficit	(121,507)	(113,201)
Accumulated other comprehensive income	129	—

Total stockholders’ equity	109,702	115,344

Total liabilities and stockholders’ equity	$129,136	$137,377

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues, net	$22,815	$17,155
Cost of revenues	8,383	7,372

Gross profit	14,432	9,783

Operating expenses
Sales and marketing	11,989	10,459
Research and development	6,083	5,079
General and administrative	4,416	4,048

Total operating expenses	22,488	19,586

Loss from operations	(8,056)	(9,803)
Interest expense, net	(66)	(184)
Other income (expenses), net	4	(408)

Loss before provision for income taxes	(8,118)	(10,395)
Provision for income taxes	(188)	(106)

Net loss	(8,306)	(10,501)
Foreign currency translation adjustments	129	—

Comprehensive loss	$(8,177)	$(10,501)

Net loss per share available to common stockholders, basic and diluted	$(0.25)	$(1.43)

Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	33,112	7,365

Stock-based compensation is allocated as follows (Note 7):
Cost of revenues	$211	$205
Sales and marketing	403	293
Research and development	437	308
General and administrative	446	419

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(8,306)	$(10,501)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,350	1,008
Amortization of internal-use software	445	227
Noncash interest expense related to warrants issued in connection with debt	46	310
Stock-based compensation	1,497	1,225
Provision for bad debt	167	84
Excess tax benefits from stock-based award activities	(69)	—
Other noncash expenses	148	—
Changes in operating assets and liabilities
Accounts receivable	(155)	933
Prepaid expenses and other current assets	(488)	(757)
Other assets	(208)	16
Accounts payable	324	496
Deferred revenue	(491)	764
Accrued expenses and other liabilities	(1,569)	5

Net cash used in operating activities	(7,309)	(6,190)

Investing activities
Purchases of property and equipment	(782)	(992)
Capitalization of internally developed software	(617)	(632)

Net cash used in investing activities	(1,399)	(1,624)

Financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	97,258
Proceeds from issuance of note payable, net of issuance costs	—	1,667
Repayment of note payable	(877)	(7,553)
Repurchase of unvested shares	(1)	(15)
Proceeds from exercise of common stock options	768	407
Proceeds from employee stock purchase plan	347	—
Excess tax benefits from stock-based award activities	69	—

Net cash provided by financing activities	306	91,764

Effect of foreign exchange rate changes on cash and cash equivalents	129	—
Net (decrease) increase in cash and cash equivalents	(8,273)	83,950
Cash and cash equivalents
Beginning of period	104,407	31,540

End of period	$96,134	$115,490

Supplemental disclosure of noncash investing and financing activities
Accounts payable related purchases of property and equipment	$100	$1,242
Conversion of convertible preferred stock to common stock	—	105,710
Conversion of warrant to purchase convertible preferred stock to common stock warrant	—	745
Acquisition of equipment through capital lease	—	1,004
Unpaid deferred initial public offering costs	—	2,281
Amounts receivable for stock option exercises	—	369

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cloud-based Revenue Acquisition Management platform, offering an integrated digital advertising management solution for search, display, social and mobile advertising channels. The Company’s platform helps advertisers and agencies improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: New York, Chicago, Austin, Portland, London, Dublin, Hamburg, Paris, Tokyo, Singapore, Sydney, and Shanghai.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for other interim periods or for future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The condensed consolidated balance sheet as of December 31, 2013 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year 2013 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014.

Recent Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted the standard update in the first quarter of 2014, and it had no impact on the Company’s consolidated results of operations or financial condition.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash equivalents were $89,998 and $98,987 as of March 31, 2014 and December 31, 2013, respectively.

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

The Company’s cash equivalents as of March 31, 2014 and December 31, 2013 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2014 and December 31, 2013.

The following table presents the changes in the preferred stock warrant obligation measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) during the three months ended March 31, 2013. There were no changes in the preferred stock warrant obligation during the three months ended March 31, 2014, as the underlying warrants were no longer outstanding subsequent to the Company’s initial public offering.

Three Months Ended March 31, 2013
Balances at beginning of period	$507
Change in estimated fair value of warrant	238
Conversion to common stock warrant	(745)

Balances at end of period	$—

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

From time to time the Company provides revenue credits to customers and an allowance is made based on historical credit activity. As of March 31, 2014 and December 31, 2013, the Company recorded an allowance for potential customer credits in the amount of $238 and $349, respectively.

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

Internal Use Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internal use software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. The Company capitalized internal-use software development costs of $617 and $632 during the three months ended March 31, 2014 and 2013, respectively. Amortization of capitalized costs related to internal-use software for the three months ended March 31, 2014 and 2013 was $445 and $227, respectively. As of March 31, 2014 and December 31, 2013, unamortized internal use software development costs totaled $4,408 and $4,236, respectively. Amortization of internal use software is reflected in cost of revenues. Costs associated with minor enhancement and maintenance are expensed as incurred.

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

Fair values of share-based payment awards are determined on the date of grant using an option-pricing model. The Company has selected the Black-Scholes option pricing model to estimate the fair value of its stock options awards to employees and non-employees. In applying the Black-Scholes option pricing model, the Company’s determination of the fair value of the share-based payment award on the date of grant is affected by the Company’s fair value of its common stock, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the stock options and the optionholders’ actual and projected stock option exercise and pre-vesting employment termination behaviors.

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

See Note 7 for further information.

2. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	March 31,	December 31,
	2014	2013
Computer equipment	$16,847	$16,314
Software	8,316	7,690
Office equipment	613	571
Furniture, fixtures and leasehold improvements	1,913	1,861

	27,689	26,436
Less: Accumulated depreciation and amortization	(13,776)	(12,019)

	$13,913	$14,417

Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was $1,795 and $1,235, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	March 31,	December 31,
	2014	2013
Accrued salary and payroll related expenses	$6,040	$6,675
Accrued accounts payable	2,251	2,773
Income tax payable	377	434
Sales and use tax payable	309	466
Other	603	602

	$9,580	$10,950

3. Debt

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease has an effective interest rate of 6.0% and is repayable in 36 consecutive equal monthly installments of principal and interest. At the end of the lease period, the Company has the option to purchase the equipment at the estimated fair market value. As of March 31, 2014 and December 31, 2013, the net book value of the equipment under the capital lease was $2,231 and $2,495, respectively, and the remaining principal balance payable was $2,334 and $2,598, respectively.

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

The maturities of all outstanding debt as of March 31, 2014 are as follows:

Periods Ending December 31,
2014	$2,376
2015	2,464
2016	652

5,492

Less:
Current portion	(3,093)
Discount on long-term debt	(108)

Noncurrent portion of debt	$2,291

4. Convertible Preferred Stock

All 18,753 shares of outstanding preferred stock were automatically converted into fully paid shares of common stock immediately prior to the closing of the Company’s initial public offering on March 27, 2013. Upon the occurrence of this conversion event, the outstanding warrant to purchase Series B convertible preferred stock converted into a warrant to purchase common stock. All of the outstanding shares of preferred stock converted into common stock at the conversion rate of 1:1.

5. Common Stock

As of March 31, 2014 and December 31, 2013, the Company was authorized to issue 500,000 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	March 31, 2014	December 31, 2013
Options available for future grant under stock option plans	6,288	4,585
Options outstanding under stock option plans	4,510	4,855
Shares available for future issuance under ESPP	1,184	854

	11,982	10,294

6. Equity Award Plans

In April 2006, the Company’s Board of Directors adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and nonstatutory stock options. Only employees may receive incentive stock options, but nonstatutory stock options may be granted to employees, nonemployee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase 143 and 180 shares as of March 31, 2014 and December 31, 2013, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability. As of March 31, 2014 and December 31, 2013, $973 and $1,215, respectively, has been recorded as a long-term liability on the condensed consolidated balance sheets.

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which 4,500 shares were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan at the time the 2013 Plan became effective are eligible for issuance under the 2013 Plan. The 2013 Plan became effective on March 21, 2013, at which time the Company ceased to grant equity awards under the 2006 Plan. The 2013 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first 10 calendar years through 2023, the number of shares reserved under the 2013 Equity Incentive Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Company’s Board of Directors. Under the terms of the 2013 Plan, the shares available for issuance increased by approximately 1,648 shares on January 1, 2014.

A summary of activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2013	4,855	$6.56	7.85	$20,593
Options granted	120	10.33	9.85
Options exercised	(290)	2.65	—
Options forfeited and cancelled	(175)	8.62	—

Balances at March 31, 2014	4,510	$6.83	7.60	$18,962

Options exercisable as of March 31, 2014	3,711	$5.98	7.25	$18,445

Options vested as of March 31, 2014	2,328	$4.51	6.64	$14,608

Options vested and expected to vest as of March 31, 2014	4,326	$6.69	7.54	$18,719

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of stock purchased under the 2013 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 Employee Stock Purchase Plan will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Under the terms of the 2013 ESPP, the shares available for issuance increased by approximately 329 shares on January 1, 2014. During the three months ended March 31, 2014 and 2013, no shares were issued under the 2013 ESPP.

7. Stock-Based Compensation

For stock options granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $1,497 and $1,225 for the three months ended March 31, 2014 and 2013, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility and risk-free interest rate. The Company used the following assumptions:

	Three Months Ended March 31,
	2014	2013
Dividend yield	—	—
Expected volatility	51.3%	55.8%
Risk-free interest rate	1.94%	1.13%
Expected life of options (in years)	6.25	6.25
Forfeiture rate	7.0%	7.0%

As the Company has limited historical option exercise data, the expected term of the stock options granted to employees was calculated based on the simplified method. Under the simplified method, the expected term is equal to the average of an option’s weighted-average vesting period and its contractual term. Pursuant to the SEC Staff Accounting Bulletin (“SAB”) No. 110, the Company is permitted to continue using the simplified method until sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company estimates the expected volatility of its common stock on the date of grant based on the historical stock volatilities of similar publicly-traded entities over a period equal to the expected terms of the options, as the Company does not have sufficient trading history to use the volatility of its own common stock. The Company has no history or expectation of paying cash dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of grant.

Cash proceeds from the exercise of stock options were $768 and $407 for the three months ended March 31, 2014 and 2013, respectively.

Compensation expense is recognized ratably over the requisite service period. As of March 31, 2014, there was $11,105 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 2.6 years.

Given the lack of a public market for the Company’s outstanding common and preferred stock through March 27, 2013, the Company’s Board of Directors established an estimate of fair value for these securities as well as for options and warrants to purchase these securities. The fair value of the Company’s common stock as used in the determination of the exercise price of stock options was estimated by our board of directors based on factors such as the liquidation preference, dividends and other rights of the outstanding preferred stock; recent financial and operating performance; the status of the Company’s development and sales efforts, revenue growth and additional objectives; the likelihood and proximity of an initial public offering; and the valuation of comparable companies that are publicly traded. Subsequent to the closing of the Company’s initial public offering, the Company has used the closing price of the Company’s common stock on the date of the stock option grant as the fair value of the Company’s common stock and the exercise price of the stock options.

Employee Stock Purchase Plan

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended March 31,
	2014	2013
Dividend yield	—	—
Expected volatility	51.3%	55.8%
Risk-free interest rate	1.64%	0.81%
Expected life of options (in years)	0.50	0.65
Forfeiture rate	7.0%	7.0%

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

Income tax expense for the three months ended March 31, 2014 was $188 on a pre-tax loss of $8,118. Income tax expense for the three months ended March 31, 2013 was $106 on a pre-tax loss of $10,395. As of March 31, 2014, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

As of March 31, 2014, the Company’s gross uncertain tax benefits totaled $1,088. As of March 31, 2014, none of the Company’s uncertain tax benefits, including related accrued interest and penalties, would affect the Company’s effective tax rate if recognized.

9. Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Net loss available to common stockholders is calculated using the two class method as net loss less the preferred stock dividend for the period less the amount of net loss, if any, allocated to the preferred stock based on weighted preferred stock outstanding during the period relative to total stock outstanding during the period. As the Company’s preferred stockholders did not have the contractual obligations to share in the losses of the Company, no loss was allocated to the convertible preferred stockholders in the determination of net loss available to common stockholders. The weighted-average number of shares of common stock used to calculate the Company’s basic net loss per share available to common stockholders excludes those shares subject to repurchase related to unvested common shares and stock options that were exercised prior to vesting as these shares are not deemed to be outstanding for accounting purposes until they vest. The diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of common stock subject to repurchase and stock options to purchase common stock and warrants to purchase convertible preferred stock (using the treasury stock method) and the conversion of the Company’s convertible preferred stock (using the “if converted” method).

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(8,306)	$(10,501)

Denominator:
Weighted average number of shares, basic and diluted	33,112	7,365

Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.25)	$(1.43)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	4,510	5,046
Common stock subject to repurchase	143	302
Common stock warrants	—	114

	4,653	5,462

10. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluation of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows:

	Three Months Ended March 31,
	2014	2013
United States of America	$14,880	$11,978
International	7,935	5,177

Total revenues, net	$22,815	$17,155

Long-lived assets by geographic area were as follows:

	March 31,	December 31,
	2014	2013
United States of America	$13,332	$14,050
International	581	367

Total long-lived assets, net	$13,913	$14,417

11. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended March 31, 2014 and 2013 was $1,899 and $1,616, respectively.

Future minimum lease payments for significant operating leases as of March 31, 2014 were as follows:

Periods Ending December 31,
2014	$4,689
2015	2,311
2016	733
2017	735
2018 and thereafter	124

$8,592

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with U.S. generally accepted accounting principles (“GAAP”), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of March 31, 2014 and December 31, 2013.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of March 31, 2014 and December 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K for the fiscal year 2013 filed with the SEC on February 28, 2014. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We market and sell our solutions to advertisers directly and through leading advertising agencies. We generate revenues from subscription contracts under which we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. We have achieved 20 consecutive quarters of revenue growth. For the three months ended March 31, 2014, our revenues grew 33% to $22.8 million from $17.2 million for the three months ended March 31, 2013. We incurred a net loss of $8.3 million for the three months ended March 31, 2014. We must continue to increase revenues at a higher rate than our cost of revenues and operating expenses increase, or we will need to make additional efforts to decrease cost of revenues and operating expenses as a percentage of revenues in order to begin to generate net income.

We earn revenues principally from subscription contracts under which we provide advertisers with access to our platform, either directly or through the advertiser’s relationship with an agency that has a contract with us. In accordance with the subscription contracts, we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. Our contracts are generally one year or longer in length. Under our subscription contracts with most of our direct advertisers and some of our agency customers, customers are contractually committed to a monthly minimum fee, which is payable on a monthly basis over the duration of the contract and is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed monthly minimum fee. Our contractual arrangement is with the advertising agency and the advertiser is not a party to the terms of the contract. Accordingly, most advertisers through our agency customers do not have a commitment to use our services and the advertisers may be added or removed from our platform at the discretion of the respective agency. We invoice the advertising agency for the amounts due under the contract. Historically, approximately half of our revenues have been earned from advertising agency customers. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform. Our deferred revenues consist of the unearned portion of billed subscription fees.

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

Our implementation and customer support personnel, as well as costs associated with our operating infrastructure, are included in our cost of revenues. Our cost of revenues and operating expenses have increased in absolute dollars due to our need to increase our headcount to grow our business and to increase data center capacity to support customer revenue growth on our platform. We expect that our cost of revenues will continue to increase in absolute dollars as we continue to invest in our growth.

In order to grow revenues, we will invest in sales and marketing activities by adding sales representatives globally to target new advertisers and agencies. We will also invest in research and development to further expand our platform and support for additional publishers. All of these activities will require us to make investments, particularly in research and development and sales and marketing, and if these investments do not generate additional customers or additional advertising spend managed by our platform, our future operating results could be harmed.

The majority of our revenues are derived from our advertisers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Advertisers from outside of the United States represented 35% and 30% of total revenues for the three months ended March 31, 2014 and, 2013, respectively.

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform, which we currently use to service our customers. In September 2007, we launched Marin Enterprise, which targets large advertisers and agencies. We released Marin Professional Edition in March 2011, which targets mid-market advertisers and agencies. We have an iterative development prosess and we typically release new features every one to two months. Additionally, we have continued to expand internationally, opening our London office in 2009, our Paris, Hamburg, Singapore and Sydney offices in 2011, our Dublin and Tokyo offices in 2012 and our Shanghai office in 2013.

Key Factors Affecting Our Performance

Number of Active Advertisers

We define an active advertiser as an advertiser from whom we recognized revenues in excess of $2,000 in at least one month in a period. We believe the $2,000 threshold best identifies advertisers who are actively using our platform. We focus on revenue in at least one month in a period to account for seasonality in advertising spend by our customers, some of whom may not run digital advertising campaigns in every month of a year but still represent an active advertiser on our platform. We count organizations within the same corporate structure as one advertiser, even if they have signed separate contracts with us for different brands or divisions, whether they are a direct advertiser or an advertiser through an agency. When our subscription contract is with an advertising agency, we include each advertiser whose advertising spend is managed by the agency through our platform as a different advertiser. Advertisers who have advertising spend managed by multiple agencies on our platform are counted as one advertiser. We believe that our ability to increase the number of active advertisers using our platform is a leading indicator of our ability to grow revenues. We had 704 and 542 active advertisers in the fiscal quarters ended March 31, 2014 and 2013, respectively. While our active advertiser count has increased over time, this metric can also fluctuate from quarter to quarter due to seasonality and timing and amount of revenue contribution from new active advertisers and therefore, there is not necessarily a direct correlation between the amount of increased revenues and the change in active advertisers in a particular period.

Revenue Retention Rate

We believe our ability to retain and grow revenues from our existing advertisers is an indicator of the stability of our revenue base and the long-term value of our advertiser relationships. We assess our ability to retain and grow subscription revenues using a metric we refer to as revenue retention rate. We calculate our revenue retention rate metric by dividing retained revenues by retention base revenues. We define retention base revenues as revenues from all advertisers in the corresponding prior period, and we define retained revenues as revenues from all advertisers from the prior period that remain advertisers in the current period. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. Although we have lost individual advertisers over time, advertisers who have remained on our platform have generally, in the aggregate, increased their advertising spend on our platform. At the same time, advertising spend on our platform may vary quarter to quarter, and as a result, quarterly revenue retention rates may fluctuate quarter to quarter. Our annual revenue retention rate was 97% during the year ended December 31, 2013.

Annualized Advertising Spend on our Platform

We calculate annualized advertising spend as advertising spend in the last month of a period multiplied by 12. We believe that increases in annualized advertising spend generally lead to increases in revenues over time. However, we believe that other factors related to the terms of customer agreements and seasonality can make it difficult to directly correlate annual advertising spend to changes in revenues in a particular period. Our customers collectively managed $6.0 billion in annualized advertising spend on our platform in December 2013.

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

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, sales commissions and other costs including travel and entertainment, marketing and promotional events, public relations, marketing activities, professional fees and allocated overhead. All of these costs are expensed as incurred, including sales commissions. Our commission plans provide that payment of commissions to our sales representatives are paid based on the actual amounts we invoice customers over a period that is generally up to five months following the execution of the applicable customer contract.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues, net	$22,815	$17,155
Cost of revenues (1)	8,383	7,372

Gross profit	14,432	9,783

Operating expenses
Sales and marketing (1)	11,989	10,459
Research and development (1)	6,083	5,079
General and administrative (1)	4,416	4,048

Total operating expenses	22,488	19,586

Loss from operations	(8,056)	(9,803)
Interest expense, net	(66)	(184)
Other income (expenses), net	4	(408)

Loss before provision for income taxes	(8,118)	(10,395)
Provision for income taxes	(188)	(106)

Net loss	$(8,306)	$(10,501)

Other financial data:
Adjusted EBITDA (2)	$(5,381)	$(7,975)

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of revenues	$211	$205
Sales and marketing	403	293
Research and development	437	308
General and administrative	446	419

(2)	We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation and amortization, capitalized internal-use software development costs, interest expense, net, provision for income taxes and other income (expenses), net. Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S generally accepted accounting principles (“GAAP”). Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based compensation expense, depreciation and amortization, capitalized internal-use software development costs, interest expense, net, provision for income taxes and other income or expense, net, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•	Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance; and

•	Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•	Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net loss	$(8,306)	$(10,501)
Depreciation and amortization	1,795	1,235
Interest expense, net	66	184
Provision for income taxes	188	106

EBITDA	(6,257)	(8,976)
Other (income) expenses, net	(4)	408
(Capitalized internal-use software development costs)	(617)	(632)
Stock-based compensation	1,497	1,225

Adjusted EBITDA	$(5,381)	$(7,975)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods.

	Three Months Ended March 31,
	2014	2013
Revenues, net	100%	100%
Cost of revenues	37	43

Gross profit	63	57

Operating expenses
Sales and marketing	53	61
Research and development	27	30
General and administrative	19	24

Total operating expenses	99	115

Loss from operations	(36)	(58)
Interest expense, net	—	(1)
Other income (expenses), net	—	(2)

Loss before provision for income taxes	(36)	(61)
Provision for income taxes	(1)	(1)

Net loss	(37)%	(62)%

The following table sets forth our consolidated revenues by geographic area:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
United States of America	$14,880	$11,978
International	7,935	5,177

Total revenues, net	$22,815	$17,155

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Total revenues	$22,815	$17,155	$5,660	33%

Subscription revenue for the three months ended March 31, 2014 increased by $5.7 million, or 33%, as compared to the three months ended March 31, 2013. The increase was driven by growth in revenues from both new and existing advertisers in all geographies as our ongoing investment in sales and marketing resources resulted in increased demand for our platform worldwide. During the three months ended March 31, 2014, we generated $0.7 million of revenue from new advertisers. We define a new advertiser as an advertiser from whom we earned revenue during the current fiscal period and from whom we did not earn any revenue during the previous corresponding period. There were no customers that accounted for greater than 10% of our revenues in either of the three months ended March 31, 2014 or 2013.

Revenues in the three months ended March 31, 2014 from the United States and international locations represented 65% and 35%, respectively, of revenues, and in the three months ended March 31, 2013, revenues from the United States and international locations represented 70% and 30%, respectively, of revenues.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Cost of revenues	$8,383	$7,372	$1,011	14%
Gross profit	14,432	9,783	4,649	48
Gross profit percentage	63%	57%

Cost of revenues for the three months ended March 31, 2014 increased $1.0 million, or 14%, compared to the three months ended March 31, 2013. This reflected an increase in the number of global services and platform infrastructure personnel, resulting in an increase of $0.4 million in compensation expense during the three months ended March 31, 2014. During the three months ended March 31, 2014, we also experienced increases of $0.5 million in depreciation and amortization expense, and increases of $0.1 million each in hosting costs and allocated overhead, to support the increased use of our hosted platform.

Our gross margin increased to 63% during the three months ended March 31, 2014 from 57% during the three months ended March 31, 2013. This increase was due primarily to the achievement of greater operational efficiency from personnel dedicated to our cloud infrastructure and global services as well as upgraded functionality and capabilities delivered by our engineering team, in addition to a relative decrease in facilities and allocated overhead. Compensation for these personnel was 20% of revenues during the three months ended March 31, 2014, as compared to 25% during the same period in 2013. Facilities and allocated overhead were a combined 8% of revenues during the three months ended March 31, 2014, as compared to 9% during the same period in 2013.

Sales and Marketing

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$11,989	$10,459	$1,530	15%
Percent of revenues, net	53%	61%

Sales and marketing expenses for the three months ended March 31, 2014 increased $1.5 million, or 15%, compared to the three months ended March 31, 2013. The increases were primarily due to an increase in global sales and marketing headcount, contributing to an increase of $1.5 million in personnel-related costs during the three months ended March 31, 2014.

Research and Development

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Research and development	$6,083	$5,079	$1,004	20%
Percent of revenues, net	27%	30%

Research and development expenses for the three months ended March 31, 2014 increased $1.0 million, or 20%, compared to the three months ended March 31, 2013. This reflected an increase in the number of research and development personnel, resulting in an increase of $0.8 million in compensation expense during the three months ended March 31, 2014. Allocated overhead increased $0.2 million during the three months ended March 31, 2014 due to the increase in headcount relative to the rest of the Company.

General and Administrative

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
General and administrative	$4,416	$4,048	$368	9%
Percent of revenues, net	19%	24%

General and administrative expenses for the three months ended March 31, 2014 increased $0.4 million, or 9%, compared to the three months ended March 31, 2013. Compensation, benefits and other employee-related expenses increased $0.1 million as we added employees to support the growth of our business. Professional service fees and insurance expenses increased $0.2 million to support our global expansion and reflect that we were a public company during the entire three months ended March 31, 2014. Allocated overhead increased by $0.2 million due to the increase in Company-wide overhead expenses.

Interest Expense, Net and Other Income (Expenses), Net

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Interest expense, net and other income (expenses), net	$(62)	$(592)	$530	-90%

Other income (expenses), net primarily consists of foreign currency transaction gains and losses. The decrease of $0.5 million , or 90%, during the three months ended March 31, 2014 was primarily due to a decrease of $0.2 million in foreign exchange losses, and a decrease of $0.1 million in interest expense. Other expenses, net during the three months ended March 31, 2014 did not include $0.3 million in losses resulting from the change in the fair value of freestanding preferred stock warrants incurred during the same period in 2013. Upon the consummation of the Company’s initial public offering, those warrants converted into warrants to purchase common stock and were reclassified from liabilities to additional paid-in capital. As a result, changes in their fair value are no longer recorded on the condensed consolidated statement of comprehensive loss.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Provision for income taxes	$188	$106	$82	77%

Provision for income taxes for the three months ended March 31, 2014 totaled $0.2 million, representing an increase of $0.1 million, primarily as a result of revenues generated from our foreign operations.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. To date, we have raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. Additionally, we have utilized equipment lines to fund capital purchases and in March and April 2013, we raised net proceeds of $109.3 million in our initial public offering. As of March 31, 2014, our principal sources of liquidity were our cash and cash equivalents of $96.1 million, access to borrowing under our revolving credit facility and our capital lease arrangement. The approximate weighted average interest rate on our outstanding borrowings as of March 31, 2014, was 3%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

We presently maintain minimal cash balances in our foreign subsidiaries. As of March 31, 2014, we had $96.1 million of cash and cash equivalents, of which only $2.1 million was held by our foreign subsidiaries. In the future, we plan to increase the invoicing and remittance of proceeds from our international operations in our foreign subsidiaries’ bank accounts. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(7,309)	$(6,190)
Net cash used in investing activities	(1,399)	(1,624)
Net cash provided by financing activities	306	91,764
Effect of foreign exchange rate changes on cash and cash equivalents	129	—

Net (decrease) increase in cash and cash equivalents	$(8,273)	$83,950

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the number of advertisers using our platform. Cash used in operating activities has typically been affected by net losses and further increased by changes in our operating assets and liabilities, particularly in the areas of accounts receivable, prepaid expenses and other current assets, deferred revenue and accrued liabilities, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation.

Cash used in operating activities during the three months ended March 31, 2014 of $7.3 million was the result of a net loss of $8.3 million, partially offset by non-cash expenses of $3.6 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. These uses of funds were further increased by a $2.6 million net change in working capital items, most notably due to decreases in deferred revenue and accrued expenses and other liabilities of $2.1 million, an increase in accounts payable of $0.4 million, and increases in accounts receivable, prepaid expenses and other assets of $0.9 million related to the growth of our operations and timing of related receipts and disbursements.

Cash used in operating activities during the three months ended March 31, 2013 of $6.2 million was the result of a net loss of $10.5 million, partially offset by non-cash expenses of $2.8 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. These uses of funds were offset by a $1.5 million net change in working capital items, most notably an increase in accounts payable, deferred revenue and accrued liabilities of $1.3 million, related to the growth of our operations and timing of related disbursements.

Investing Activities

During the three months ended March 31, 2014 and 2013, investing activities consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internal-use software development costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and developing our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2014 was $0.3 million. This was primarily related to $1.1 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan. These amounts were partially offset by $0.9 million in net repayments under our credit facility and capital lease arrangement.

Cash provided by financing activities during the three months ended March 31, 2013 was $91.8 million. This was primarily related to proceeds from our initial public offering, net of paid offering costs, of $97.3 million as well as $0.4 million of proceeds from the exercise of stock options. These amounts were partially offset by $5.9 million in net repayments under our credit facility.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and our data center. As of March 31, 2014, the future minimum payments under these commitments, as well as obligations under our capital lease and credit facility, were as follows:

	Payments Due By Period
	(In thousands)
	Debt Obligations	Interest Expense Payments	Operating Leases	Total
Remaining nine months of 2014	$2,376	$71	$4,689	$7,136
Year ending December 31, 2015	2,464	33	2,311	4,808
Year ending December 31, 2016	652	1	733	1,386
Year ending December 31, 2017	—	—	735	735
Year ending December 31, 2018 and thereafter	—	—	124	124

Total	$5,492	$105	$8,592	$14,189

Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of March 31, 2014.

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

We believe the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, including historical common stock valuations, accounting for income taxes, reserving for doubtful accounts receivable and the capitalization of internal-use software have the greatest potential impact on our Consolidated Financial Statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year 2013 filed with the SEC on February 28, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds, corporate debt securities and a certificate of deposit. As of March 31, 2014, we had cash and cash equivalents of $96.1 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2014 we had borrowings outstanding in the aggregate of $5.4 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 3.0% to 6.0%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of March 31, 2014 would result in an insignificant impact to interest expense for 2014.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues was 35% and 30% during the three months ended March 31, 2014 and 2013, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency transaction losses included in determining net loss were not significant during the three months ended March 31, 2014 and 2013. Transaction gains and losses are included in other expenses, net.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $35.9 million during 2013 and net losses of $8.3 million for the three months ending March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $121.5 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We anticipate that our cost of revenues and operating expenses will increase in the foreseeable future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2014 and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We currently depend on relationships with various publishers, including Baidu, Bing, Criteo, Facebook, Google, Yandex and Yahoo! Japan. Our subscription services interface with these publishers’ platforms through application programming interfaces (API), such as the Google AdWords API or Facebook API. We are subject to the publishers’ standard API terms and conditions, which govern the use and distribution of data from these publishers’ platforms. Our business significantly depends on having access to these APIs, particularly the Google AdWords API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers discontinue or limit access to their platforms, modify their terms of use or other policies or place additional restrictions on us as API users, or charge API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the publishers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

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

In addition, self-regulatory organizations (such as the Network Advertising Initiative) to which our customers may belong may impose opt-in or opt-out requirements on our customers, which may in the future require our customers to provide various mechanisms for users to opt-in or opt-out of the collection of any data, including anonymous data, with respect to such users’ web or mobile activities. The online and/or mobile industries may adopt technical or industry standards, or federal, state, local or foreign laws may be enacted that allow users to opt-in or opt-out of data that is necessary to our business. In particular, over the past three years, some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow users to express a preference, independent of cookie settings in their browser, not to have website browsing recorded. All the major internet browsers have implemented some version of a “Do Not Track” setting and the “Do-Not-Track Online Act of 2013” was introduced in the U.S. Senate in February 2013. Furthermore, publishers may implement alternative tracking technologies that make it more difficult to access the data necessary to our business or make it more difficult for us to compete with the publisher’s own advertising management solutions. If any of these events were to occur in the future, it could have a material effect on our ability to provide services and for our customers to collect the data that is necessary to use our services.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2014, provide a management report on the internal control over financial reporting, and a report by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemption provided to an emerging growth company, as defined by The Jumpstart Our Businesses Act of 2012 (the JOBS Act). If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

As of March 31, 2014, our directors, officers and their respective affiliates, beneficially owned approximately 23.6% of our outstanding voting stock. Therefore, these stockholders will continue to have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders could be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, as of March 31, 2014, the holders of an aggregate of 18.8 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in March 2013.

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2014	0	N/A	0	0
February 1 – February 28, 2014	0	N/A	0	0
March 1 – March 31, 2014	434	$2.92	0	0

(1)	Certain of our employees’ shares are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the holder of such shares is no longer employed by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.10#	Offer Letter, dated as of October 31, 2006, by and between the Registrant and Peter Wooster.				X

10.11#	Marin FY 2014 Executive Bonus Plan.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.*				X

101.SCH	XBRL Taxonomy Extension Schema Document.*				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Marin Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.
#	Represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIN SOFTWARE INCORPORATED

Dated: May 8, 2014	By:	/s/ David A. Yovanno
David A. Yovanno
Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2014	By:	/s/ John A. Kaelle
John A. Kaelle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.10#	Offer Letter, dated as of October 31, 2006, by and between the Registrant and Peter Wooster.				X

10.11#	Marin FY 2014 Executive Bonus Plan.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.*				X

101.SCH	XBRL Taxonomy Extension Schema Document.*				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Marin Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.
#	Represents a management contract or compensatory plan.