Form 10-Q
period 2014-06-30
MARIN SOFTWARE INC
filed 2014-08-07
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, the registrant had 34,806,733 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	At June 30,	At December 31,
	2014	2013*
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$83,922	$104,407
Accounts receivable, net	16,921	14,921
Prepaid expenses and other current assets	3,591	2,695

Total current assets	104,434	122,023
Property and equipment, net	13,519	14,417
Intangible assets, net	8,368	—
Goodwill	11,593	—
Other noncurrent assets	838	937

Total assets	$138,752	$137,377

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,176	$1,018
Accrued expenses and other current liabilities	11,715	10,950
Deferred revenues	1,499	2,566
Current portion of long-term debt	2,929	3,253

Total current liabilities	18,319	17,787
Long-term debt, less current portion	1,721	2,962
Other long-term liabilities	1,011	1,284

Total liabilities	21,051	22,033

Stockholders’ equity
Common stock, $0.001 par value - 500,000 shares authorized, 35,513 and 33,133 shares issued, 34,772 and 32,953 outstanding at June 30, 2014, and December 31, 2013, respectively	35	33
Additional paid-in capital	245,748	228,512
Accumulated deficit	(128,298)	(113,201)
Accumulated other comprehensive income	216	—

Total stockholders’ equity	117,701	115,344

Total liabilities and stockholders’ equity	$138,752	$137,377

*	Derived from our audited consolidated financial statements as of December 31, 2013.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues, net	$23,853	$18,218	$46,669	$35,373
Cost of revenues	8,763	7,696	17,146	15,068

Gross profit	15,090	10,522	29,523	20,305

Operating expenses
Sales and marketing	11,978	10,350	23,966	20,809
Research and development	6,627	4,904	12,710	9,983
General and administrative	5,368	4,026	9,786	8,074

Total operating expenses	23,973	19,280	46,462	38,866

Loss from operations	(8,883)	(8,758)	(16,939)	(18,561)
Interest expense, net	(62)	(109)	(128)	(293)
Other expenses, net	(286)	(81)	(281)	(489)

Loss before benefit from (provision for) income taxes	(9,231)	(8,948)	(17,348)	(19,343)
Benefit from (provision for) income taxes	2,440	(149)	2,252	(255)

Net loss	(6,791)	(9,097)	(15,096)	(19,598)
Foreign currency translation adjustments	87	—	216	—

Comprehensive loss	$(6,704)	$(9,097)	$(14,880)	$(19,598)

Net loss per share available to common stockholders, basic and diluted	$(0.20)	$(0.28)	$(0.45)	$(0.99)

Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	33,771	32,237	33,563	19,871

Stock-based compensation is allocated as follows (Note 9):
Cost of revenues	$192	$245	$403	$450
Sales and marketing	449	361	852	654
Research and development	649	303	1,086	611
General and administrative	651	400	1,097	819

Amortization of intangible assets is allocated as follows (Note 4):
Cost of revenues	$57	$—	$57	$—
Sales and marketing	37	—	37	—
Research and development	57	—	57	—
General and administrative	11	—	11	—

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(15,096)	$(19,598)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,717	2,129
Amortization of internally developed software	910	483
Amortization of intangible assets	162	—
Noncash interest expense related to warrants issued in connection with debt	92	383
Stock-based compensation	3,438	2,534
Loss on disposal of property and equipment	14	—
Provision for bad debt	287	114
Deferred income tax benefits	(2,802)	—
Excess tax benefits from stock-based award activities	(65)	(37)
Other noncash expenses	268	—
Changes in operating assets and liabilities
Accounts receivable	(1,913)	665
Prepaid expenses and other current assets	(803)	(1,514)
Other assets	252	16
Accounts payable	524	(826)
Deferred revenues	(1,061)	3,139
Accrued expenses and other liabilities	(1,167)	1,879

Net cash used in operating activities	(14,243)	(10,633)

Investing activities
Purchases of property and equipment	(1,405)	(2,934)
Capitalization of internally developed software	(1,346)	(1,548)
Acquisition of business, net of cash acquired	(4,151)	—

Net cash used in investing activities	(6,902)	(4,482)

Financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	109,454
Proceeds from issuance of note payable, net of issuance costs	—	1,718
Repayment of note payable	(1,657)	(8,034)
Repurchase of unvested shares	(6)	(45)
Proceeds from exercise of common stock options	1,532	1,024
Proceeds from employee stock purchase plan	726	—
Excess tax benefits from stock-based award activities	65	37

Net cash provided by financing activities	660	104,154

Net (decrease) increase in cash and cash equivalents	(20,485)	89,039
Cash and cash equivalents
Beginning of period	104,407	31,540

End of period	$83,922	$120,579

Supplemental disclosure of noncash investing and financing activities
Accounts payable related purchases of property and equipment	$110	$1,661
Acquisition of equipment through capital lease	—	1,204
Conversion of convertible preferred stock to common stock	—	105,710
Conversion of warrant to purchase convertible preferred stock to common stock warrant	—	745
Issuance of common stock under employee stock purchase plan	715	—
Issuance of common stock in connection with business acquisition	11,195	—
Unpaid deferred initial public offering costs	—	49

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cloud-based Revenue Acquisition Management platform, offering an integrated digital advertising management solution for search, display, social and mobile advertising channels. The Company’s platform helps advertisers and agencies improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: New York, Chicago, Austin, Portland, London, Dublin, Hamburg, Paris, Tokyo, Singapore, Sydney and Shanghai.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for other interim periods or for future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The condensed consolidated balance sheet as of December 31, 2013 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted the standard update in the first quarter of 2014, and its adoption had no impact on the Company’s consolidated results of operations or financial condition.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance as it relates to such awards. This guidance is effective for us in our first quarter of fiscal year ending December 31, 2017. We are currently evaluating the impact of our pending adoption of this ASU on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates when compared with the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 31, 2017. The Company is currently in the process of evaluating the impact of pending adoption of this ASU on the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash equivalents were $75,008 and $98,987 as of June 30, 2014 and December 31, 2013, respectively.

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

The Company’s cash equivalents as of June 30, 2014 and December 31, 2013 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2014 and December 31, 2013.

The following table presents the changes in the preferred stock warrant obligation measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) during the six months ended June 30, 2013. There were no changes in the preferred stock warrant obligation during the six months ended June 30, 2014, as the underlying warrants were no longer outstanding subsequent to the Company’s initial public offering.

Six Months Ended June 30, 2013
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

From time to time the Company provides revenue credits to customers and an allowance is made based on historical credit activity. As of June 30, 2014 and December 31, 2013, the Company recorded an allowance for potential customer credits in the amount of $264 and $349, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. The Company capitalized internally developed software costs of $729 and $916 during the three months ended June 30, 2014 and 2013, respectively, and $1,346 and $1,548 during the six months ended June 30, 2014 and 2013, respectively. Amortization of capitalized costs related to internally developed software for the three months ended June 30, 2014 and 2013 was $465 and $256, respectively, and for the six months ended June 30, 2014 and 2013 was $910 and $483, respectively. As of June 30, 2014 and December 31, 2013, unamortized internally developed software costs totaled $4,672 and $4,236, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancement and maintenance are expensed as incurred.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which generally range from two to six years. Estimated remaining useful lives of purchased intangible assets are evaluated to assess whether events or changes in circumstances warrant a revision to the remaining periods of amortization. The carrying amounts of these assets will be periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

Revenue Recognition

The Company generates revenues principally from subscriptions to its search, social and display advertising management platforms either directly with advertisers or with advertising agencies. The Company’s subscription agreements are generally one year or longer in length. The Company’s subscription fee under most contracts is variable based on the value of the advertising spend that the Company’s advertisers manage through the Company’s platform and is generally invoiced on a monthly basis. Contracts with direct advertisers and certain contracts with advertising agencies also include a minimum monthly fee that is payable over the duration of the contract. The Company’s customers do not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. The Company commences revenue recognition for both direct advertisers and advertising agencies when all of the following conditions are met:

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

Fair values of stock option awards are determined on the date of grant using an option-pricing model. The Company has selected the Black-Scholes option pricing model to estimate the fair value of its stock option awards to employees and non-employees. In applying the Black-Scholes option pricing model, the Company’s determination of the fair value of the stock option award on the date of grant is affected by the Company’s fair value of its common stock, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility and the optionholders’ actual and projected stock option exercise and employment termination behaviors.

Restricted stock units (“RSUs”) are measured based on the fair market values of the underlying common stock on the dates of grant. Shares of common stock are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by the Company on behalf of the Company’s employees. As a result, the actual number of shares of common stock issued will be fewer than the actual number of outstanding RSUs.

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

See Note 9 for further information.

2. Business Combinations

On June 2, 2014, pursuant to the terms of an Agreement and Plan of Reorganization, a wholly-owned subsidiary of the Company merged with and into NowSpots, Inc., which conducted business as Perfect Audience (“Perfect Audience”), with NowSpots, Inc. surviving as a wholly-owned subsidiary of the Company. Perfect Audience specializes in display and social network ad retargeting, and its programmatic display and social advertising functions will expand the Company’s cross-channel capabilities.

The acquisition was accounted for under the acquisition method of accounting in which the tangible and identifiable intangible assets and liabilities of Perfect Audience were recorded at their respective fair values as of the acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The fair value of assets acquired and liabilities assumed was recorded based on a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized are related to the fair values of intangible assets acquired and residual goodwill.

The total purchase price for the acquisition was $16,470, which consisted of 1,119 shares of the Company’s common stock valued at the closing date, and $5,275 in cash. Of the total purchase price, $4,777 was attributed to fair value of net liabilities assumed, $1,124 was cash acquired, and $8,530 was the fair value of intangible assets acquired with $11,593 as residual goodwill. The goodwill is primarily attributable to the synergies expected to arise after the acquisition and is not expected to be deductible for tax purposes.

In addition, the Company issued 630 shares of common stock (with a closing date fair value of $6,301) to existing Perfect Audience employees in connection with the acquisition, which are conditioned upon such employees’ continuous employment with the Company. These shares have been excluded from the purchase consideration and will be recognized as post-acquisition stock-based compensation expense. The Company recognizes compensation expense equal to the grant date fair value of the common stock on a straight-line basis over the employee’s requisite service period.

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	June 30, 2014	December 31, 2013
Computer equipment	$16,899	$16,314
Software	9,058	7,690
Office equipment	706	571
Furniture, fixtures and leasehold improvements	1,974	1,861

	28,637	26,436
Less: Accumulated depreciation and amortization	(15,118)	(12,019)

	$13,519	$14,417

Depreciation and amortization of internally developed software for the six months ended June 30, 2014 and 2013 was $3,627 and $2,612, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	June 30, 2014	December 31, 2013
Accrued salary and payroll related expenses	$5,850	$6,675
Accrued accounts payable	3,399	2,773
Customer advances	1,213	—
Income tax payable	501	434
Sales and use tax payable	256	466
Other	496	602

	$11,715	$10,950

4. Goodwill and Intangible Assets

The goodwill balance as of June 30, 2014 totaling $11,593 was the result of the business acquisition disclosed in Note 2 of these condensed consolidated financial statements.

Intangible assets, excluding goodwill, consisted of the following:

	June 30,	Estimated
	2014	Useful Life
Developed technology	$6,110	6 years
Customer relationships	1,290	4 years
Non-compete agreements and tradename	1,130	2 - 3 years

	8,530
Less: accumulated amortization	(162)

	$8,368

Amortization expense of intangible assets was $162 and $0 for the three and six months ended June 30, 2014 and 2013, respectively.

Future estimated amortization of intangible assets as of June 30, 2014 is presented below:

Remaining six months of 2014	$969
Year ending December 31, 2015	1,938
Year ending December 31, 2016	1,714
Year ending December 31, 2017	1,483
Year ending December 31, 2018 and thereafter	2,264

$8,368

5. Debt

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease has an effective interest rate of 6.0% and is repayable in 36 consecutive equal monthly installments of principal and interest. At the end of the lease period, the Company has the option to purchase the equipment at the estimated fair market value. As of June 30, 2014 and December 31, 2013, the net book value of the equipment under the capital lease was $1,967 and $2,495, respectively, and the remaining principal balance payable was $2,070 and $2,598, respectively.

In September 2013, the Company entered into an amendment to its existing revolving credit facility pursuant to which Silicon Valley Bank agreed to increase the revolving credit facility to the lesser of $15,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the revolving credit facility was extended to July 31, 2015 and the annual interest rate was amended to 0.25% over the Prime Rate payable on a monthly basis. Additionally, the Company’s obligation to meet certain financial covenants will be waived while the Company’s unrestricted cash balance exceeds $50,000.

The maturities of all outstanding debt, including the capital lease arrangement, as of June 30, 2014 are as follows:

Years Ending
2014	$1,596
2015	2,464
2016	652

4,712
Less:
Current portion	(2,929)
Discount on long-term debt	(62)

Noncurrent portion of debt	$1,721

6. Convertible Preferred Stock

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

7. Common Stock

As of June 30, 2014 and December 31, 2013, the Company was authorized to issue 500,000 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	June 30, 2014	December 31, 2013
Options available for future grant	3,925	4,585
Options outstanding	6,260	4,855
RSUs outstanding	363	—
Shares available for future issuance under ESPP	1,094	854

	11,642	10,294

8. Equity Award Plans

In April 2006, the Company’s Board of Directors adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and nonstatutory stock options. Only employees may receive incentive stock options, but nonstatutory stock options may be granted to employees, nonemployee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase 116 and 180 shares of common stock as of June 30, 2014 and December 31, 2013, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability. As of June 30, 2014 and December 31, 2013, $837 and $1,215, respectively, has been recorded as a long-term liability in the condensed consolidated balance sheets.

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which 4,500 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan at the time the 2013 Plan became effective are eligible for issuance under the 2013 Plan. The 2013 Plan became effective on March 21, 2013, at which time the Company ceased to grant equity awards under the 2006 Plan. The 2013 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first 10 calendar years through 2023, the number of shares of common stock reserved under the 2013 Equity Incentive Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Company’s Board of Directors. Under the terms of the 2013 Plan, the shares available for issuance increased by approximately 1,648 shares of common stock on January 1, 2014.

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2013	4,855	$6.56	7.85	$20,593
Options granted	2,485	9.73	9.86
Options exercised	(541)	2.83	—
Options forfeited and cancelled	(539)	9.12	—

Balances at June 30, 2014	6,260	$7.92	8.23	$24,585

Options exercisable as of June 30, 2014	3,313	$6.09	6.96	$19,143

Options vested as of June 30, 2014	2,281	$4.89	6.45	$15,854

Options vested and expected to vest as of June 30, 2014	5,832	$7.78	8.14	$23,748

RSUs

A summary of RSUs granted and unvested under the 2013 Plan as of June 30, 2014 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Fair Value Per Unit
Granted and unvested at December 31, 2013	—	$—
RSUs granted	363	10.36
RSUs vested	—	—
RSUs forfeited	—	—

Granted and unvested at June 30, 2014	363	$10.36

Employee Stock Purchase Plan

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 Employee Stock Purchase Plan will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Under the terms of the 2013 ESPP, the shares available for issuance increased by approximately 329 shares on January 1, 2014. During the three and six months ended June 30, 2014, 90 shares were issued under the 2013 ESPP. During the three and six months ended June 30, 2013, no shares were issued under the 2013 ESPP.

9. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $1,941 and $1,309 for the three months ended June 30, 2014 and 2013, respectively, and $3,438 and $2,534 for the six months ended June 30, 2014 and 2013, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate, and the expected life of options. The Company used the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Dividend yield	—	—	—	—
Expected volatility	51.3%	55.8%	51.3%	55.8%
Risk-free interest rate	1.92%	0.89%	1.92%	1.10%
Expected life of options (in years)	6.25	6.25	6.25	6.25
Forfeiture rate	7.0%	7.0%	7.0%	7.0%

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

Cash proceeds from the exercise of stock options were $1,532 and $1,024 for the six months ended June 30, 2014 and 2013, respectively.

Compensation expense is recognized ratably over the requisite service period. As of June 30, 2014, there was $19,715 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 3.1 years.

Given the lack of a public market for the Company’s outstanding common and preferred stock through March 27, 2013, the Company’s Board of Directors established an estimate of fair value for these securities as well as for options and warrants to purchase these securities. The fair value of the Company’s common stock as used in the determination of the exercise price of stock options was estimated by the Company’s Board of Directors based on factors such as the liquidation preference, dividends and other rights of the outstanding preferred stock; recent financial and operating performance; the status of the Company’s development and sales efforts, revenue growth and additional objectives; the likelihood and proximity of an initial public offering; and the valuation of comparable companies that are publicly traded. Subsequent to the closing of the Company’s initial public offering, the Company has used the closing price of the Company’s common stock on the date of the stock option grant as the fair value of the Company’s common stock and the exercise price of the stock options.

Restricted Stock and RSUs

As of June 30, 2014, there was $8,529 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted-average period of 2.1 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards are recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

Employee Stock Purchase Plan

The Company estimates the fair value of purchase rights under the ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with assumptions substantially similar to those used for the valuation of our stock option awards.

10. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

The income tax benefit for the three months ended June 30, 2014 was $2,440 on a pre-tax loss of $9,231 and for the six months ended June 30, 2014 was $2,252 on a pre-tax loss of $17,348. Income tax expense for the three months ended June 30, 2013 was $149 on a pre-tax loss of $8,948 and for the six months ended June 30, 2013 was $255 on a pre-tax loss of $19,343. The benefit recorded for the three and six months ended June 30, 2014 was primarily attributable to a decrease in our valuation allowances of $2,603 due to deferred tax liabilities recorded as part of our acquisition of Perfect Audience. As of June 30, 2014, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis. There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company’s effective tax rate. The Company will maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized.

As of June 30, 2014, the Company’s gross uncertain tax benefits totaled $1,088. As of June 30, 2014, none of the Company’s uncertain tax benefits, including related accrued interest and penalties, would affect the Company’s effective tax rate if recognized.

11. Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Net loss available to common stockholders is calculated using the two class method as net loss less the preferred stock dividend for the period less the amount of net loss, if any, allocated to the preferred stock based on weighted preferred stock outstanding during the period relative to total stock outstanding during the period. As the Company’s preferred stockholders did not have the contractual obligations to share in the losses of the Company, no loss was allocated to the convertible preferred stockholders in the determination of net loss available to common stockholders. The weighted-average number of shares of common stock used to calculate the Company’s basic net loss per share available to common stockholders excludes those shares subject to repurchase related to unvested common shares, stock options that were exercised prior to vesting, restricted stock issued and RSUs settled for shares of common stock as these shares are not deemed to be outstanding for accounting purposes until they vest. The diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of common stock subject to repurchase, stock options to purchase common stock, restricted common stock issued, RSUs settled for shares of common stock, warrants to purchase convertible preferred stock (using the treasury stock method) and the conversion of the Company’s convertible preferred stock (using the “if converted” method). The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(6,791)	$(9,097)	$(15,096)	$(19,598)

Denominator:
Weighted average number of shares, basic and diluted	33,771	32,237	33,563	19,871

Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.20)	$(0.28)	$(0.45)	$(0.99)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2014	2013
Options to purchase common stock	6,260	4,993
Restricted stock units	363	—
Restricted common stock	630	—
Common stock subject to repurchase	116	252

	7,369	5,245

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluation of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States of America	$15,800	$12,645	$30,680	$24,623
International	8,053	5,573	15,989	10,750

Total revenues, net	$23,853	$18,218	$46,669	$35,373

Long-lived assets by geographic area were as follows:

	June 30, 2014	December 31, 2013
United States of America	$12,864	$14,050
International	655	367

Total long-lived assets, net	$13,519	$14,417

13. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended June 30, 2014 and 2013 was $1,866 and $1,648, respectively, and for the six months ended June 30, 2014 and 2013 was $3,789 and $3,264, respectively.

Future minimum lease payments for significant operating leases as of June 30, 2014 were as follows:

Periods Ending December 31,
2014	$3,084
2015	2,400
2016	817
2017	819
2018 and thereafter	243

$7,363

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with U.S. generally accepted accounting principles (“GAAP”), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of June 30, 2014 and December 31, 2013.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of June 30, 2014 and December 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 28, 2014. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We market and sell our solutions to advertisers directly and through leading advertising agencies. We generate revenues from subscription contracts under which we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. We have achieved 21 consecutive quarters of revenue growth. For the three months ended June 30, 2014, our revenues grew 31% to $23.9 million from $18.2 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, our revenues grew 32% to $46.7 million from $35.4 million for the six months ended June 30, 2013. We incurred a net loss of $6.8 million and $15.1 million for the three and six months ended June 30, 2014, respectively. We must continue to increase revenues at a higher rate than our cost of revenues and operating expenses increase, or we will need to make additional efforts to decrease cost of revenues and operating expenses as a percentage of revenues in order to begin to generate net income.

We earn revenues principally from subscription contracts under which we provide advertisers with access to our search, social and display advertising management platforms, either directly or through the advertiser’s relationship with an agency that has a contract with us. In accordance with the subscription contracts, we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. Our contracts are generally one year or longer in length. Under our subscription contracts with most of our direct advertisers and some of our agency customers, customers are contractually committed to a monthly minimum fee, which is payable on a monthly basis over the duration of the contract and is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed monthly minimum fee. Our contractual arrangement is with the advertising agency and the advertiser is not a party to the terms of the contract. Accordingly, most advertisers through our agency customers do not have a commitment to use our services and the advertisers may be added or removed from our platform at the discretion of the respective agency. We invoice the advertising agency for the amounts due under the contract. Historically, approximately half of our revenues have been earned from advertising agency customers. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform. Our deferred revenues consist of the unearned portion of billed subscription fees.

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

The majority of our revenues are derived from our advertisers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Advertisers from outside of the United States represented 34% of total revenues for the three and six months ended June 30, 2014, and 31% and 30% for the three and six months ended June 30, 2013, respectively.

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform, which we currently use to service our customers. In September 2007, we launched Marin Enterprise, which targets large advertisers and agencies. We released Marin Professional Edition in March 2011, which targets mid-market advertisers and agencies. We have an iterative development process and we typically release new features every one to two months. Additionally, we have continued to expand internationally, opening our London office in 2009, our Paris, Hamburg, Singapore and Sydney offices in 2011, our Dublin and Tokyo offices in 2012 and our Shanghai office in 2013.

We completed our acquisition of NowSpots, Inc., which conducted business as Perfect Audience (“Perfect Audience”) in June 2014 to complement our product offerings, which is more fully described in Note 2 to our accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Key Factors Affecting Our Performance

Number of Active Advertisers

We define an active advertiser as an advertiser from whom we recognized revenues in excess of $2,000 in at least one month in a period. We believe the $2,000 threshold best identifies advertisers who are actively using our platform. We focus on revenues in at least one month in a period to account for seasonality in advertising spend by our customers, some of whom may not run digital advertising campaigns in every month of a year but still represent an active advertiser on our platform. We count organizations within the same corporate structure as one advertiser, even if they have signed separate contracts with us for different brands or divisions, whether they are a direct advertiser or an advertiser through an agency. When our subscription contract is with an advertising agency, we include each advertiser whose advertising spend is managed by the agency through our platform as a different advertiser. Advertisers who have advertising spend managed by multiple agencies on our platform are counted as one advertiser. We believe that our ability to increase the number of active advertisers using our platform is a leading indicator of our ability to grow revenues. We had 776 and 584 active advertisers in the three months ended June 30, 2014 and 2013, respectively. While our active advertiser count has increased over time, this metric can also fluctuate from quarter to quarter due to seasonality and timing and amount of revenues contribution from new active advertisers and therefore, there is not necessarily a direct correlation between the amount of increased revenues and the change in active advertisers in a particular period.

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

Components of Results of Operations

Revenues

We generate revenues principally from subscription contracts under which we provide advertisers with access to our search, social and display advertising management platforms, either directly or through the advertiser’s relationship with an agency with whom we have a contract. Under our subscription contracts with most direct advertisers and some of our agency customers, customers contractually commit to a monthly minimum fee, which is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed monthly minimum fee. Additionally, advertisers we serve through our arrangements with our advertising agencies generally do not have a minimum commitment to continue using our services. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform, although some customers pay a flat monthly rate over the term of their subscription contract. Our deferred revenues consist of the unearned portion of billed subscription fees.

Cost of Revenues

Cost of revenues primarily includes personnel costs, consisting of salaries, benefits, bonuses and stock-based compensation, for employees associated with our cloud infrastructure and global services for implementation and ongoing customer service organizations. Other costs of revenues include fees paid to contractors who supplement our support and data center personnel, expenses related to the use of a third-party data center, depreciation of data center equipment, amortization of capitalized internal-use software development costs, amortization of intangible assets and allocated overhead.

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

Research and Development Expenses

Research and development expenses consist primarily of personnel costs for our product development and engineering employees and executives, including salaries, benefits, stock-based compensation expense and bonuses. Also included are non-personnel costs such as professional fees payable to third-party development resources, amortization of intangible assets and allocated overhead.

Our research and development efforts are focused on enhancing our software architecture, adding new features and functionality to our platform and improving the efficiency with which we deliver these services to our customers. We expect that, in the future, research and development expenses will increase in absolute dollars, partially offset by the capitalization of internal-use software development costs. We believe that these investments are necessary to maintain and improve our competitive position.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation expense and bonuses, for our administrative, legal, human resources, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, audit fees, tax services and legal fees, as well as professional fees, insurance and other corporate expenses, along with amortization of intangible assets and allocated overhead.

We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion, and to meet the increased compliance requirements associated with our continued operation as a public company. Such costs include increases in our accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with the Sarbanes-Oxley Act of 2002. As a result, we expect our general and administrative expenses to increase in absolute dollars in future periods but to decrease as a percentage of revenues over time.

Results of Operations

The following table is a summary of our consolidated statements of operations. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues, net	$23,853	$18,218	$46,669	$35,373
Cost of revenues (1) (2)	8,763	7,696	17,146	15,068

Gross profit	15,090	10,522	29,523	20,305

Operating expenses
Sales and marketing (1) (2)	11,978	10,350	23,966	20,809
Research and development (1) (2)	6,627	4,904	12,710	9,983
General and administrative (1) (2)	5,368	4,026	9,786	8,074

Total operating expenses	23,973	19,280	46,462	38,866

Loss from operations	(8,883)	(8,758)	(16,939)	(18,561)
Interest expense, net	(62)	(109)	(128)	(293)
Other expenses, net	(286)	(81)	(281)	(489)

Loss before benefit from (provision for) income taxes	(9,231)	(8,948)	(17,348)	(19,343)
Benefit from (provision for) income taxes	2,440	(149)	2,252	(255)

Net loss	$(6,791)	$(9,097)	$(15,096)	$(19,598)

Other financial data:
Adjusted EBITDA (3)	$(5,460)	$(6,988)	$(10,841)	$(14,963)

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of revenues	$192	$245	$403	$450
Sales and marketing	449	361	852	654
Research and development	649	303	1,086	611
General and administrative	651	400	1,097	819

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of revenues	$57	$—	$57	$—
Sales and marketing	37	—	37	—
Research and development	57	—	57	—
General and administrative	11	—	11	—

(3)	We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation and amortization, capitalized internal-use software development costs, interest expense, net, benefit from or provision for income taxes, other expenses, net and acquisition costs. Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S generally accepted accounting principles (“GAAP”). Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based compensation expense, depreciation and amortization, capitalized internal-use software development costs, interest expense, net, provision for income taxes and other income or expense, net, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•	Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance; and

•	Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•	Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net loss	$(6,791)	$(9,097)	$(15,096)	$(19,598)
Depreciation	1,367	1,121	2,717	2,129
Amortization of internally developed software	465	256	910	483
Amortization of intangible assets	162	—	162	—
Interest expense, net	62	109	128	293
(Benefit from) provision for income taxes	(2,440)	149	(2,252)	255

EBITDA	(7,175)	(7,462)	(13,431)	(16,438)
Other expenses, net	286	81	281	489
Capitalization of internally developed software	(729)	(916)	(1,346)	(1,548)
Stock-based compensation expense	1,941	1,309	3,438	2,534
Acquisition related expenses	217	—	217	—

Adjusted EBITDA	$(5,460)	$(6,988)	$(10,841)	$(14,963)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues, net	100%	100%	100%	100%
Cost of revenues	37	42	37	43

Gross profit	63	58	63	57

Operating expenses
Sales and marketing	50	57	51	59
Research and development	28	27	27	28
General and administrative	23	22	21	23

Total operating expenses	101	106	99	110

Loss from operations	(38)	(48)	(36)	(53)
Interest expense, net	—	(1)	—	(1)
Other expenses, net	(1)	—	(1)	(1)

Loss before benefit from (provision for) income taxes	(39)	(49)	(37)	(55)
Benefit from (provision for) income taxes	10	(1)	5	(1)

Net loss	(29)%	(50)%	(32)%	(56)%

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Total revenues	$23,853	$18,218	$5,635	31%	$46,669	$35,373	$11,296	32%

Subscription revenues for the three and six months ended June 30, 2014 increased by $5.6 million and $11.3 million, respectively, or 31% and 32%, respectively, compared to the corresponding periods in 2013. This increase was driven by growth in revenues from both new and existing advertisers in all geographies as our ongoing investment in sales and marketing resources resulted in increased worldwide demand for our platform. During the three and six months ended June 30, 2014, we generated $0.8 million and $1.5 million, respectively, of revenue from new advertisers. We define a new advertiser as an advertiser from whom we earned revenue during the current fiscal period and from whom we did not earn any revenue during the previous corresponding period. There were no customers that accounted for greater than 10% of our revenues in either of the three or six months ended June 30, 2014 or 2013.

Revenues in the three and six months ended June 30, 2014 from the United States locations represented 66% of revenues, and in the three and six months ended June 30, 2013, revenues from the United States locations represented 69% and 70%, respectively, of revenues.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$8,763	$7,696	$1,067	14%	$17,146	$15,068	$2,078	14%
Gross profit	15,090	10,522	4,568	43	29,523	20,305	9,218	45
Gross profit percentage	63%	58%			63%	57%

Cost of revenues for the three and six months ended June 30, 2014 increased $1.1 million and $2.1 million, respectively, or 14% for each of the periods presented, compared to the corresponding periods in 2013. This reflected an increase in the number of global services and platform infrastructure personnel, resulting in increases of $0.2 million and $0.5 million, respectively, in compensation expense; increases of $0.1 million and $0.3 million, respectively, in allocated overhead and increases of $0.1 million and $0.2 million, respectively, in travel costs during the three and six months ended June 30, 2014. We also experienced increases of $0.5 million and $1.0 million of depreciation and amortization expense and $0.2 million and $0.3 million in hosting costs during the three and six months ended June 30, 2014, respectively, to support the increased use of our hosted platform.

Our gross margin increased to 63% during the three and six months ended June 30, 2014 from 58% and 57%, respectively, compared to the corresponding periods in 2013. These increases were due to the achievement of greater operational efficiency from personnel dedicated to our cloud infrastructure and global services precipitated by upgraded functionality and capabilities delivered by our engineering team. Compensation for these personnel was 20% of revenues during the three and six months ended June 30, 2014, as compared to 25% during the same periods in 2013.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$11,978	$10,350	$1,628	16%	$23,966	$20,809	$3,157	15%
Percent of revenues, net	50%	57%			51%	59%

Sales and marketing expenses for the three and six months ended June 30, 2014 increased $1.6 million and $3.2 million, respectively, or 16% and 15%, respectively, compared to the corresponding periods in 2013. The increases were primarily due to an increase in global sales and marketing headcount, contributing to an increase of $1.1 million and $2.7 million, respectively, in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs associated with our sales force during the three and six months ended June 30, 2014. The remaining $0.5 million increases during the three and six months ended June 30, 2014 are the result primarily of an increase in allocated overhead of $0.2 million and $0.4 million, respectively due to the growth in headcount relative to the rest of the Company, as well as an increase in expenses for marketing tools and event costs of $0.3 million and $0.2 million, respectively, due to our continued marketing efforts. During the six months ended June 30, 2014, recruiting fees decreased $0.2 million relative to the corresponding period in the prior year, due primarily to delays in the hiring process.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$6,627	$4,904	$1,723	35%	$12,710	$9,983	$2,727	27%
Percent of revenues, net	28%	27%			27%	28%

Research and development expenses for the three and six months ended June 30, 2014 increased $1.7 million and $2.7 million, respectively, or 35% and 27%, respectively, compared to the corresponding periods in 2013. This reflected an increase in the number of research and development personnel, resulting in an increase of $1.5 million and $2.3 million, respectively, in compensation expense during the three and six months ended June 30, 2014. Allocated overhead increased $0.1 million and $0.2 million, respectively, during the three and six months ended June 30, 2014 due to the increase in headcount.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,368	$4,026	$1,342	33%	$9,786	$8,074	$1,712	21%
Percent of revenues, net	23%	22%			21%	23%

General and administrative expenses for the three and six months ended June 30, 2014 increased $1.3 million and $1.7 million, respectively, or 33% and 21%, respectively, compared to the corresponding periods in 2013. Compensation, benefits and other employee-related expenses increased by $0.6 million and $0.7 million, respectively, during the three and six months ended June 30, 2014, as we added employees to support the growth of the business. Professional fees and insurance expenses increased $0.4 million and $0.5 million, respectively, during the three and six months ended June 30, 2014, to support our global expansion and the acquisition of Perfect Audience in June 2014. We also incurred $0.2 million in costs directly related to the acquisition and are included in general and administrative expenses for the three and six months ended June 30, 2014. Bad debt expense for the three and six months ended June 30, 2014 increased $0.1 million and $0.2 million, respectively, compared to the same periods in 2013, which was relatively in line with the corresponding increases in sales during those periods.

Interest Expense, Net and Other Expenses, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Interest expense, net and other expenses, net	$(348)	$(190)	$158	83%	$(409)	$(782)	$(373)	(48)%

Other expenses, net primarily consists of foreign currency transaction gains and losses. The increase of $0.2 million, or 83%, in other expenses, net and interest expense during the three months ended June 30, 2014 was primarily due to a increase of $0.2 million in foreign exchange losses. The decrease of $0.4 million, or 48%, in other expenses, net and interest expense during the six months ended June 30, 2014 was primarily due to a decrease of $0.2 million in interest expense. Other expenses, net during the six months ended June 30, 2014 also did not include $0.2 million in losses resulting from the change in the fair value of freestanding preferred stock warrants incurred during the same period in 2013. Upon the consummation of the Company’s initial public offering, those warrants converted into warrants to purchase common stock and were reclassified from liabilities to additional paid-in capital. As a result, changes in their fair value are no longer recorded on the condensed consolidated statement of comprehensive loss.

(Benefit from) Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
(Benefit from) provision for income taxes	$(2,440)	$149	$(2,589)	(1,738)%	$(2,252)	$255	$(2,507)	(983)%

Benefit from income taxes for the three and six months ended June 30, 2014 increased $2.6 million and $2.5 million, respectively, primarily due to a decrease in our valuation allowances of $2.6 million as a result of deferred tax liabilities recorded as part of our acquisition of Perfect Audience.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. To date, we have raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. Additionally, we have utilized equipment lines to fund capital purchases and in March and April 2013, we raised net proceeds of $109.3 million in our initial public offering. As of June 30, 2014, our principal sources of liquidity were our cash and cash equivalents of $83.9 million, access to borrowing under our fully available $15.0 revolving credit facility and our capital lease arrangement. The approximate weighted average interest rate on our outstanding borrowings as of June 30, 2014, was 3%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

We presently maintain minimal cash balances in our foreign subsidiaries. As of June 30, 2014, we had $83.9 million of cash and cash equivalents, of which only $1.6 million was held by our foreign subsidiaries. In the future, we plan to increase the invoicing and remittance of proceeds from our international operations in our foreign subsidiaries’ bank accounts. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended March 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(14,243)	$(10,633)
Net cash used in investing activities	(6,902)	(4,482)
Net cash provided by financing activities	660	104,154

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

Cash used in operating activities during the six months ended June 30, 2014 of $14.2 million was the result of a net loss of $15.1 million, primarily offset by non-cash expenses of $5.0 million, which primarily included depreciation, amortization, stock-based compensation expense and deferred income tax benefits. These non-cash expenses increased due to headcount growth, primarily related to continued investment in our business, as well as the acquisition of Perfect Audience. This was offset by a $4.2 million net change in working capital items (exclusive of changes due to net liabilities assumed from Perfect Audience), most notably an increase in accounts receivable of $1.9 million due to the increase in sales and the timing of related collections; an increase in prepaid expenses and other current assets, and other (noncurrent) assets, of $0.6 million related to the growth of our operations and timing of related disbursements; a decrease in deferred revenues of $1.1 million related to the timing of the collection of minimum fees at the start of our subscription agreements; and a net decrease in accounts payable and accrued expenses and other current and noncurrent liabilities of $0.6 million due to the timing of related disbursements and customer advances.

Cash used in operating activities during the six months ended June 30, 2013 of $10.6 million was the result of a net loss of $19.6 million, primarily offset by non-cash expenses of $5.6 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. These uses of funds were offset by a $3.4 million net change in working capital items, most notably an increase in deferred revenues of $3.1 million due to our efforts to invoice the total minimum fees due under the term of our subscription agreements at the start of the agreement, and an increase in accrued liabilities of $1.9 million, related to the growth of our operations and timing of related disbursements. These working capital changes were partially offset by a $1.5 million increase in prepaid expenses and other current assets, also related to the growth of our operations and timing of related disbursements.

Investing Activities

During the six months ended June 30, 2014 and 2013, investing activities consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internal-use software development costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and developing our software platform for the foreseeable future. Investing activities during the six months ended June 30, 2014 are also inclusive of cash paid for the acquisition of Perfect Audience of $5.3 million, net of cash acquired of $1.1 million.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2014 was $0.7 million. This was primarily related to $2.3 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan. These amounts were partially offset by $1.7 million in net repayments under our credit facility and capital lease arrangement.

Cash provided by financing activities during the six months ended June 30, 2013 was $104.2 million. This was primarily related to proceeds from our initial public offering, net of paid offering costs, of $109.5 million as well as $1.0 million of proceeds from the exercise of stock options. These amounts were partially offset by $6.3 million in net repayments under our credit facility.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and our data center. As of June 30, 2014, the future minimum payments under these commitments, as well as obligations under our credit facility, were as follows:

	Payments Due By Period
	(In thousands)
	Debt Obligations	Interest Expense Payments	Operating Leases	Total
Remaining six months of 2014	$1,596	$43	$3,084	$4,723
Year ending December 31, 2015	2,464	33	2,400	4,897
Year ending December 31, 2016	652	1	817	1,470
Year ending December 31, 2017	—	—	819	819
Year ending December 31, 2018 and thereafter	—	—	243	243

Total	$4,712	$77	$7,363	$12,152

Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of June 30, 2014.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly.

We believe the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, including historical common stock valuations, accounting for income taxes, reserving for doubtful accounts receivable and the capitalization of internal-use software have the greatest potential impact on our Consolidated Financial Statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds, corporate debt securities and a certificate of deposit. As of June 30, 2014, we had cash and cash equivalents of $83.9 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2014 we had borrowings outstanding in the aggregate of $4.7 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 3.0% to 6.0%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of June 30, 2014 would result in an insignificant impact to interest expense for 2014.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 34% and 30% during the six months ended June 30, 2014 and 2013, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency losses included in determining net loss were $0.3 million for the three and six months ended June 30, 2014 and $0.1 million and $0.3 million for the comparative periods in fiscal 2013. Transaction gains and losses are included in other expenses, net.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $35.9 million during 2013 and net losses of $15.1 million for the six months ending June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $128.3 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We anticipate that our cost of revenues and operating expenses will increase in the foreseeable future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2014 and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We currently depend on relationships with various publishers, including Baidu, Bing, Criteo, Facebook, Google, Yandex, Yahoo! and Yahoo! Japan. Our subscription services interface with these publishers’ platforms through application programming interfaces (API), such as the Google AdWords API or Facebook API. We are subject to the publishers’ standard API terms and conditions, which govern the use and distribution of data from these publishers’ platforms. Our business significantly depends on having access to these APIs, particularly the Google AdWords API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers discontinue or limit access to their platforms, modify their terms of use or other policies or place additional restrictions on us as API users, or charge API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the publishers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

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

We primarily derive our revenues from a single software platform and any factor adversely affecting subscriptions to our platform could harm our business and operating results.

We primarily derive our revenues from sales of a single software platform. As such, any factor adversely affecting subscriptions to our platform, including product release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could harm our business and operating results.

Our business depends on retaining and attracting qualified management and technical personnel; recently, we have experienced management turnover, which may result in operational inefficiencies that could negatively affect our business.

Our success depends upon the continued service of our founders and senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified management and operating personnel. Recently, we have experienced turnover in our senior management, including the hiring of our new Chief Executive Officer in May 2014, who is only the second chief executive officer in our history, and resignations of our Chief Revenue Officer in July 2014 and our General Counsel in June 2014. This lack of management continuity, and the resulting lack of long-term experience in their new roles within our Company, could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships, and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

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

If our security measures are breached or unauthorized access to customer data or our data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions or we may incur significant liabilities.

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

We recently acquired NowSpots, Inc. (“Perfect Audience”) and the anticipated benefits of the acquisition could be impacted by a number of factors which may adversely harm our business and operating results.

On June 2, 2014, we completed our acquisition of NowSpots, Inc. (“Perfect Audience”). The process of integrating Perfect Audience’s operations into our operations could result in unforeseen operating difficulties, cause a significant diversion of management’s attention, and require allocating existing resources that would otherwise be available for the ongoing development of our existing operations. We may not achieve the anticipated benefits from the acquisition of Perfect Audience due to a number of factors, such as those in the subsequent risk factor, as well as:

•	regulatory and commercial risks relating to retargeting of online advertising, the primary business of Perfect Audience;

•	failure of Perfect Audience’s business to perform as we anticipated;

•	failure to successfully integrate Perfect Audience’s solution with our platform;

•	failure to realize the synergies between Perfect Audience’s solution and our platform; and

•	difficulty integrating Perfect Audience employees into our business.

If we are unsuccessful in addressing these risks and challenges it may adversely harm our business and operating results.

We will continue to selectively pursue acquisitions of complementary businesses and technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We will continue to selectively pursue acquisitions of complementary businesses and technologies that we believe could complement or expand our applications, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For instance, in connection with the acquisition of Perfect Audience, we issued 1.7 million shares of our common stock. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

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

Our directors, officers and their respective affiliates beneficially own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2014, our directors, officers and their respective affiliates, beneficially owned approximately 22.2% of our outstanding voting stock. Therefore, these stockholders will continue to have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders could be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. On June 16, 2014 we filed a Registration Statement on Form S-3 registering for sale approximately 1.7 million shares of our common stock (although a portion of such shares are subject to contractual restrictions for periods ranging from three months to several years). The SEC declared the Registration Statement on Form S-3 effective on June 25, 2014. In addition, as of June 30, 2014, the holders of an aggregate of 18.8 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On June 2, 2014, we issued 1,749,518 shares of our common stock in connection with our acquisition of Perfect Audience in reliance upon the exemption from registration requires of Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. On June 16, 2014, we filed a Registration Statement on Form S-3 covering 1,717,794 of such shares of our common stock, which such was declared effective by the SEC on June 25, 2014. No underwriters were involved in the foregoing sale of securities.

Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in March 2013.

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2014	—	N/A	—	—
May 1 – May 31, 2014	991	$5.20	—	—
June 1 – June 30, 2014	—	N/A	—	—

(1)	Certain of our employees’ shares of common stock are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the holder of such shares is no longer employed by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.12#	Release Agreement, dated July 8, 2014, by and between the Registrant and Peter Wooster.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.*				X

101.SCH	XBRL Taxonomy Extension Schema Document.*				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*				X

#	Represents a management contract or compensatory plan.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Marin Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIN SOFTWARE INCORPORATED

Dated: August 6, 2014	By:	/s/ David A. Yovanno
David A. Yovanno
Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2014	By:	/s/ John A. Kaelle
John A. Kaelle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.12#	Release Agreement, dated July 8, 2014, by and between the Registrant and Peter Wooster.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.*				X

101.SCH	XBRL Taxonomy Extension Schema Document.*				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*				X

#	Represents a management contract or compensatory plan.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Marin Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.