Form 10-Q
period 2014-09-30
MARIN SOFTWARE INC
filed 2014-11-07
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the registrant had 34,972,220 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	At September 30, 2014	At December 31,
	(unaudited)	2013*
Assets
Current assets
Cash and cash equivalents	$75,757	$104,407
Accounts receivable, net	20,075	14,921
Prepaid expenses and other current assets	4,075	2,695

Total current assets	99,907	122,023
Property and equipment, net	13,817	14,417
Intangible assets, net	7,884	—
Goodwill	11,681	—
Other noncurrent assets	1,013	937

Total assets	$134,302	$137,377

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,801	$1,018
Accrued expenses and other current liabilities	13,135	10,950
Deferred revenues	3,171	2,566
Current portion of long-term debt	2,787	3,253

Total current liabilities	20,894	17,787
Long-term debt, less current portion	1,151	2,962
Other long-term liabilities	1,127	1,284

Total liabilities	23,172	22,033

Stockholders’ equity
Common stock, $0.001 par value - 500,000 shares authorized, 35,632 and 33,133 shares issued, 34,925 and 32,953 outstanding at September 30, 2014, and December 31, 2013, respectively	35	33
Additional paid-in capital	249,010	228,512
Accumulated deficit	(137,542)	(113,201)
Accumulated other comprehensive loss	(373)	—

Total stockholders’ equity	111,130	115,344

Total liabilities and stockholders’ equity	$134,302	$137,377

*	Derived from our audited consolidated financial statements as of December 31, 2013.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, net	$25,684	$20,113	$72,353	$55,486
Cost of revenues	9,145	7,944	26,291	23,012

Gross profit	16,539	12,169	46,062	32,474

Operating expenses
Sales and marketing	12,186	10,281	36,152	31,090
Research and development	7,824	5,072	20,535	15,055
General and administrative	5,682	4,681	15,466	12,755

Total operating expenses	25,692	20,034	72,153	58,900

Loss from operations	(9,153)	(7,865)	(26,091)	(26,426)
Interest expense, net	(33)	(82)	(162)	(375)
Other income (expenses), net	201	(16)	(80)	(505)

Loss before (provision for) benefit from income taxes	(8,985)	(7,963)	(26,333)	(27,306)
(Provision for) benefit from income taxes	(259)	(230)	1,992	(485)

Net loss	(9,244)	(8,193)	(24,341)	(27,791)
Foreign currency translation adjustments	(589)	—	(373)	—

Comprehensive loss	$(9,833)	$(8,193)	$(24,714)	$(27,791)

Net loss per share available to common stockholders, basic and diluted	$(0.27)	$(0.25)	$(0.72)	$(1.15)

Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	34,849	32,522	34,018	24,136

Stock-based compensation is allocated as follows (Note 9):
Cost of revenues	$173	$239	$576	$689
Sales and marketing	530	349	1,381	1,003
Research and development	1,362	379	2,449	990
General and administrative	851	451	1,947	1,270
Amortization of intangible assets is allocated as follows (Note 4):
Cost of revenues	$171	$—	$227	$—
Sales and marketing	112	—	150	—
Research and development	170	—	227	—
General and administrative	32	—	42	—

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(24,341)	$(27,791)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,145	3,428
Amortization of internally developed software	1,390	786
Amortization of intangible assets	646	—
Noncash interest expense related to warrants issued in connection with debt	113	436
Stock-based compensation	6,353	3,952
Loss on disposal of property and equipment	16	—
Provision for bad debt	549	288
Deferred income tax benefits	(2,775)	—
Excess tax benefits from stock-based award activities	(103)	(41)
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	(5,369)	(1,041)
Prepaid expenses and other current assets	(1,360)	(1,691)
Other assets	68	(34)
Accounts payable	139	212
Deferred revenues	584	2,266
Accrued expenses and other current liabilities	(183)	1,135

Net cash used in operating activities	(20,128)	(18,095)

Investing activities
Purchases of property and equipment	(2,728)	(3,859)
Capitalization of internally developed software	(2,381)	(2,566)
Acquisition of business, net of cash acquired	(4,151)	—

Net cash used in investing activities	(9,260)	(6,425)

Financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	109,414
Proceeds from issuance of note payable, net of issuance costs	—	1,666
Repayment of note payable	(2,391)	(8,775)
Repurchase of unvested shares	(7)	(69)
Proceeds from exercise of common stock options	1,977	1,193
Proceeds from employee stock purchase plan	1,056	1,205
Excess tax benefits from stock-based award activities	103	41

Net cash provided by financing activities	738	104,675

Net (decrease) increase in cash and cash equivalents	(28,650)	80,155
Cash and cash equivalents
Beginning of period	104,407	31,540

End of period	$75,757	$111,695

Supplemental disclosure of noncash investing and financing activities
Accounts payable related purchases of property and equipment	$100	$201
Acquisition of equipment through capital lease	—	3,167
Conversion of convertible preferred stock to common stock	—	105,710
Conversion of warrant to purchase convertible preferred stock to common stock warrant	—	745
Issuance of common stock under employee stock purchase plan	715	—
Issuance of common stock in connection with business acquisition	11,195	—
Accrued debt issuance costs	—	25

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cross-channel performance advertising cloud, offering an integrated software-as-a-service, or SaaS, platform for search, display, and social advertising channels. The Company’s platform helps digital marketers improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: New York, Chicago, Austin, Portland, London, Dublin, Hamburg, Paris, Tokyo, Singapore, Sydney and Shanghai.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for other interim periods or for future years.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its consolidated results of operations or financial condition.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance as it relates to such awards. This guidance is effective for us in our first quarter of fiscal year ending December 31, 2017. We are currently evaluating the impact of our pending adoption of this ASU on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates when compared with the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 31, 2017. The Company is currently in the process of evaluating the impact of pending adoption of this ASU on the Company’s consolidated financial statements.

In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted the standard update in the first quarter of 2014, and its adoption had no impact on the Company’s consolidated results of operations or financial condition.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash equivalents were $69,017 and $98,987 as of September 30, 2014 and December 31, 2013, respectively.

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

The Company’s cash equivalents as of September 30, 2014 and December 31, 2013 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2014 and December 31, 2013.

The following table presents the changes in the preferred stock warrant obligation measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013. There were no changes in the preferred stock warrant obligation during the nine months ended September 30, 2014, as the underlying warrants were no longer outstanding subsequent to the Company’s initial public offering.

Nine Months Ended September 30, 2013
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

From time to time the Company provides revenue credits to customers and an allowance is made based on historical credit activity. As of September 30, 2014 and December 31, 2013, the Company recorded an allowance for potential customer credits in the amount of $599 and $349, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. The Company capitalized internally developed software costs of $1,035 and $1,018 during the three months ended September 30, 2014 and 2013, respectively, and $2,381 and $2,566 during the nine months ended September 30, 2014 and 2013, respectively. Amortization of capitalized costs related to internally developed software for the three months ended September 30, 2014 and 2013 was $480 and $303, respectively, and for the nine months ended September 30, 2014 and 2013 was $1,390 and $786, respectively. As of September 30, 2014 and December 31, 2013, unamortized internally developed software costs totaled $5,226 and $4,236, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancement and maintenance are expensed as incurred.

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

Revenue Recognition

The Company generates revenues principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, display and social advertising. The Company’s subscription agreements are generally one year or longer in length. The Company’s subscription fee under most contracts is variable based on the value of the advertising spend that the Company’s advertisers manage through the Company’s platform and is generally invoiced on a monthly basis. Contracts with direct advertisers and certain contracts with advertising agencies also include a minimum monthly fee that is payable over the duration of the contract. The Company’s customers do not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. The Company commences revenue recognition for both direct advertisers and advertising agencies when all of the following conditions are met:

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

Restricted stock units (“RSUs”) are measured based on the fair market values of the underlying common stock on the dates of grant. Shares of common stock are issued on the vesting dates. For awards with graded vesting, the Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The total purchase price for the acquisition was $16,470, which consisted of 1,119 shares of the Company’s common stock valued at the closing date, and $5,275 in cash. Of the total purchase price, $4,865 was attributed to fair value of net liabilities assumed, $1,124 was cash acquired, and $8,530 was the fair value of intangible assets acquired with $11,681 as residual goodwill. The goodwill is primarily attributable to the synergies expected to arise after the acquisition and is not expected to be deductible for tax purposes.

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

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	September 30, 2014	December 31, 2013
Computer equipment	$18,041	$16,314
Software	10,097	7,690
Office equipment	722	571
Furniture, fixtures and leasehold improvements	1,979	1,861

	30,839	26,436
Less: Accumulated depreciation and amortization	(17,022)	(12,019)

	$13,817	$14,417

Depreciation and amortization of internally developed software for the nine months ended September 30, 2014 and 2013 was $5,535 and $4,214, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	September 30, 2014	December 31, 2013
Accrued salary and payroll related expenses	$6,647	$6,675
Accrued accounts payable	3,982	2,773
Customer advances	1,249	—
Income tax payable	604	434
Sales and use tax payable	262	466
Other	391	602

	$13,135	$10,950

4. Goodwill and Intangible Assets

The goodwill balance as of September 30, 2014 totaling $11,681 was the result of the business acquisition disclosed in Note 2 of these condensed consolidated financial statements.

Intangible assets, excluding goodwill, consisted of the following:

	September 30, 2014	Estimated Useful Life
Developed technology	$6,110	6 years
Customer relationships	1,290	4 years
Non-compete agreements and tradename	1,130	2 - 3 years

	8,530
Less: accumulated amortization	(646)

	$7,884

Amortization expense of intangible assets was $485 and $646 for the three and nine months ended September 30, 2014, respectively, and none for the comparative periods presented.

Future estimated amortization of intangible assets as of September 30, 2014 is presented below:

Remaining three months of 2014	$485
Year ending December 31, 2015	1,938
Year ending December 31, 2016	1,714
Year ending December 31, 2017	1,483
Year ending December 31, 2018 and thereafter	2,264

$7,884

5. Debt

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease has an effective interest rate of 6.0% and is repayable in 36 consecutive equal monthly installments of principal and interest. At the end of the lease period, the Company has the option to purchase the equipment at the estimated fair market value. As of September 30, 2014 and December 31, 2013, the net book value of the equipment under the capital lease was $1,703 and $2,495, respectively, and the remaining principal balance payable was $1,806 and $2,598, respectively.

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

The maturities of all outstanding debt, including the capital lease arrangement, as of September 30, 2014 are as follows:

Years Ending
2014	$863
2015	2,464
2016	652

3,979
Less:
Current portion	(2,787)
Discount on long-term debt	(41)

Noncurrent portion of debt	$1,151

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

7. Common Stock

As of September 30, 2014 and December 31, 2013, the Company was authorized to issue 500,000 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	September 30, 2014	December 31, 2013
Options available for future grant	3,869	4,585
Options outstanding	6,204	4,855
RSUs outstanding	355	—
Shares available for future issuance under ESPP	1,094	854

	11,522	10,294

8. Equity Award Plans

In April 2006, the Company’s Board of Directors adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and nonstatutory stock options. Only employees may receive incentive stock options, but nonstatutory stock options may be granted to employees, nonemployee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase 103 and 180 shares of common stock as of September 30, 2014 and December 31, 2013, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability, as well as the fair value of vested outstanding options to nonemployees. As of September 30, 2014 and December 31, 2013, $948 and $1,215, respectively, has been recorded as a long-term liability in the condensed consolidated balance sheets.

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

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2013	4,855	$6.56	7.85	$20,593
Options granted	2,843	9.61	9.64
Options exercised	(662)	2.98	—
Options forfeited and cancelled	(832)	9.34	—

Balances at September 30, 2014	6,204	$7.96	8.09	$10,730

Options exercisable as of September 30, 2014	3,112	$6.12	6.69	$10,509

Options vested as of September 30, 2014	2,304	$5.09	6.27	$9,564

Options vested and expected to vest of September 30, 2014	5,812	$7.84	8.01	$10,671

RSUs

A summary of RSUs granted and unvested under the 2013 Plan as of September 30, 2014 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Fair Value Per Unit
Granted and unvested at December 31, 2013	—	$—
RSUs granted	363	10.36
RSUs vested	—	—
RSUs forfeited	(8)	10.56

Granted and unvested at September 30, 2014	355	$10.35

Employee Stock Purchase Plan

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 Employee Stock Purchase Plan will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Under the terms of the 2013 ESPP, the shares available for issuance increased by approximately 329 shares on January 1, 2014. During the three and nine months ended September 30, 2014, 90 shares were issued under the 2013 ESPP. During the three and nine months ended September 30, 2013, no shares were issued under the 2013 ESPP.

9. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $2,916 and $1,418 for the three months ended September 30, 2014 and 2013, respectively, and $6,353 and $3,952 for the nine months ended September 30, 2014 and 2013, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate, and the expected life of options. The Company used the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dividend yield	—	—	—	—
Expected volatility	51.3%	53.8%	51.3%	53.8%-55.8%
Risk-free interest rate	1.88%	1.69%-2.01%	1.92%	1.37%-2.47%
Expected life of options (in years)	6.25	6.25	6.26	6.25
Forfeiture rate	7.0%	7.0%	7.0%	7.0%

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

Cash proceeds from the exercise of stock options were $1,977 and $1,193 for the nine months ended September 30, 2014 and 2013, respectively.

Compensation expense is recognized ratably over the requisite service period. As of September 30, 2014, there was $16,463 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 3.0 years.

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

Restricted Stock and RSUs

As of September 30, 2014, there was $7,536 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted-average period of 1.9 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards are recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

The income tax expense for the three months ended September 30, 2014 was $259 on a pre-tax loss of $8,985 and the income tax benefit for the nine months ended September 30, 2014 was $1,992 on a pre-tax loss of $26,333. Income tax expense for the three months ended September 30, 2013 was $230 on a pre-tax loss of $7,963 and for the nine months ended September 30, 2013 was $485 on a pre-tax loss of $27,306. The benefit recorded for the nine months ended September 30, 2014 was primarily attributable to a decrease in our valuation allowances of $2,603 due to deferred tax liabilities recorded as part of our acquisition of Perfect Audience. As of September 30, 2014, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

As of September 30, 2014, the Company’s gross uncertain tax benefits totaled $1,088. As of September 30, 2014, none of the Company’s uncertain tax benefits, including related accrued interest and penalties, would affect the Company’s effective tax rate if recognized.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(9,244)	$(8,193)	$(24,341)	$(27,791)

Denominator:
Weighted average number of shares, basic and diluted	34,849	32,522	34,018	24,136

Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.27)	$(0.25)	$(0.72)	$(1.15)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2014	2013
Options to purchase common stock	6,204	4,990
Restricted stock units	355	—
Restricted common stock	606	—
Common stock subject to repurchase	103	214

	7,268	5,204

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluation of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States of America	$16,839	$13,396	$47,519	$38,019
International	8,845	6,717	24,834	17,467

Total revenues, net	$25,684	$20,113	$72,353	$55,486

Long-lived assets by geographic area were as follows:

	September 30, 2014	December 31, 2013
United States of America	$13,203	$14,050
International	614	367

Total long-lived assets, net	$13,817	$14,417

13. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended September 30, 2014 and 2013 was $1,856 and $1,752, respectively, and for the nine months ended September 30, 2014 and 2013 was $5,645 and $5,016, respectively.

Future minimum lease payments for significant operating leases as of September 30, 2014 were as follows:

Periods Ending December 31,
2014	$1,679
2015	4,500
2016	3,814
2017	3,444
2018 and thereafter	751

$14,188

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of September 30, 2014 and December 31, 2013.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of September 30, 2014 and December 31, 2013.

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

Overview

We provide a leading cross-channel performance advertising cloud that enables digital marketers to improve performance of their online advertising campaigns, realize efficiencies and time savings, and make better business decisions. Our integrated platform is a software-as-a-service, or SaaS, analytics, workflow, and optimization solution for performance marketing professionals, enabling them to effectively manage their digital advertising spend across search, display, social and mobile advertising channels. Our software solution is designed to help our customers:

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

We market and sell our solutions to advertisers directly and through leading advertising agencies. We generate revenues from subscription contracts under which we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. We have achieved 22 consecutive quarters of revenue growth. For the three months ended September 30, 2014, our revenues grew 28% to $25.7 million from $20.1 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, our revenues grew 30% to $72.4 million from $55.5 million for the nine months ended September 30, 2013. We incurred a net loss of $9.2 million and $24.3 million for the three and nine months ended September 30, 2014, respectively. We must continue to increase revenues at a higher rate than our cost of revenues and operating expenses increase, or we will need to make additional efforts to decrease cost of revenues and operating expenses as a percentage of revenues in order to begin to generate net income.

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

In order to grow revenues, we will invest in sales and marketing activities by adding sales and customer success representatives globally to target new advertisers and agencies. We will also invest in research and development to further expand our platform and support for additional publishers. All of these activities will require us to make investments, particularly in research and development and sales and marketing, and if these investments do not generate additional customers or additional advertising spend managed by our platform, our future operating results could be harmed.

The majority of our revenues are derived from our advertisers in the United States. We believe the markets outside of the United States offer an opportunity for growth, and we intend to make additional investments in sales and marketing to expand in these markets. Advertisers from outside of the United States represented 34% of total revenues for the three and nine months ended September 30, 2014, and 33% and 31% for the three and nine months ended September 30, 2013, respectively.

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

Key Factors Affecting Our Performance

Number of Active Advertisers

We define an active advertiser as an advertiser from whom we recognized revenues in excess of $2,000 in at least one month in a period. We believe the $2,000 threshold best identifies advertisers who are actively using our platform. We focus on revenues in at least one month in a period to account for seasonality in advertising spend by our customers, some of whom may not run digital advertising campaigns in every month of a year but still represent an active advertiser on our platform. We count organizations within the same corporate structure as one advertiser, even if they have signed separate contracts with us for different brands or divisions, whether they are a direct advertiser or an advertiser through an agency. When our subscription contract is with an advertising agency, we include each advertiser whose advertising spend is managed by the agency through our platform as a different advertiser. Advertisers who have advertising spend managed by multiple agencies on our platform are counted as one advertiser. We believe that our ability to increase the number of active advertisers using our platform is a leading indicator of our ability to grow revenues. We had 825 and 610 active advertisers in the three months ended September 30, 2014 and 2013, respectively. While our active advertiser count has increased over time, this metric can also fluctuate from quarter to quarter due to seasonality and timing and amount of revenues contribution from new active advertisers and therefore, there is not necessarily a direct correlation between the amount of increased revenues and the change in active advertisers in a particular period.

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

Components of Results of Operations

Revenues

We generate revenues principally from subscription contracts under which we provide advertisers with access to our search, social and display advertising management platform, either directly or through the advertiser’s relationship with an agency with whom we have a contract. Under our subscription contracts with most direct advertisers and some of our agency customers, customers contractually commit to a monthly minimum fee, which is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed monthly minimum fee. Additionally, advertisers we serve through our arrangements with our advertising agencies generally do not have a minimum commitment to continue using our services. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform, although some customers pay a flat monthly rate over the term of their subscription contract. Our deferred revenues consist of the unearned portion of billed subscription fees.

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

We intend to continue to invest additional resources in our global services teams and in the capacity of our hosting service infrastructure. As we continue to invest in technology innovation through our research and development organization, we expect to have increased amortization of capitalized internal-use software development costs. We expect that this investment in technology should not only expand the breadth and depth of our cross-channel performance advertising cloud platform but also increase the efficiency of how we deliver these solutions, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of revenues in the future.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues, net	$25,684	$20,113	$72,353	$55,486
Cost of revenues (1) (2)	9,145	7,944	26,291	23,012

Gross profit	16,539	12,169	46,062	32,474

Operating expenses
Sales and marketing (1) (2)	12,186	10,281	36,152	31,090
Research and development (1) (2)	7,824	5,072	20,535	15,055
General and administrative (1) (2)	5,682	4,681	15,466	12,755

Total operating expenses	25,692	20,034	72,153	58,900

Loss from operations	(9,153)	(7,865)	(26,091)	(26,426)
Interest expense, net	(33)	(82)	(162)	(375)
Other income (expenses), net	201	(16)	(80)	(505)

Loss before (provision for) benefit from income taxes	(8,985)	(7,963)	(26,333)	(27,306)
(Provision for) benefit from income taxes	(259)	(230)	1,992	(485)

Net loss	$(9,244)	$(8,193)	$(24,341)	$(27,791)

Other financial data:
Adjusted EBITDA (3)	$(4,871)	$(5,863)	$(15,713)	$(20,826)

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of revenues	$173	$239	$576	$689
Sales and marketing	530	349	1,381	1,003
Research and development	1,362	379	2,449	990
General and administrative	851	451	1,947	1,270

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of revenues	$171	$—	$227	$—
Sales and marketing	112	—	150	—
Research and development	170	—	227	—
General and administrative	32	—	42	—

(3)	We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation and amortization, capitalized internal-use software development costs, interest expense, net, benefit from or provision for income taxes, other expenses, net and acquisition costs. Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S generally accepted accounting principles (“GAAP”). Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net loss	$(9,244)	$(8,193)	$(24,341)	$(27,791)
Depreciation	1,428	1,299	4,145	3,428
Amortization of internally developed software	480	303	1,390	786
Amortization of intangible assets	485	—	646	—
Interest expense, net	33	82	162	375
Provision for (benefit from) income taxes	259	230	(1,992)	485

EBITDA	(6,559)	(6,279)	(19,990)	(22,717)
Other (income) expenses, net	(201)	16	80	505
Capitalization of internally developed software	(1,035)	(1,018)	(2,381)	(2,566)
Stock-based compensation expense	2,916	1,418	6,353	3,952
Acquisition related expenses	8	—	225	—

Adjusted EBITDA	$(4,871)	$(5,863)	$(15,713)	$(20,826)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, net	100%	100%	100%	100%
Cost of revenues	36	39	36	41

Gross profit	64	61	64	59

Operating expenses
Sales and marketing	48	51	50	56
Research and development	30	25	29	27
General and administrative	22	23	21	23

Total operating expenses	100	99	100	106

Loss from operations	(36)	(38)	(36)	(47)
Interest expense, net	—	—	—	(1)
Other income (expenses), net	1	—	—	(1)

Loss before (provision for) benefit from income taxes	(35)	(38)	(36)	(49)
(Provision for) benefit from income taxes	(1)	(1)	3	(1)

Net loss	(36)%	(39)%	(33)%	(50)%

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Total revenues	$25,684	$20,113	$5,571	28%	$72,353	$55,486	$16,867	30%

Subscription revenues for the three and nine months ended September 30, 2014 increased by $5.6 million and $16.9 million, respectively, or 28% and 30%, respectively, compared to the corresponding periods in 2013. This increase was driven by growth in revenues from both new and existing advertisers in all geographies as our ongoing investment in sales and marketing resources resulted in increased worldwide demand for our platform. During the three and nine months ended September 30, 2014, we generated $0.8 million and $2.3 million, respectively, of revenue from new advertisers. We define a new advertiser as an advertiser from whom we earned revenue during the current fiscal period and from whom we did not earn any revenue during the previous corresponding period. There were no customers that accounted for greater than 10% of our revenues in either of the three or nine months ended September 30, 2014 or 2013.

Revenues in the three and nine months ended September 30, 2014 from the United States locations represented 66% of revenues, and in the three and nine months ended September 30, 2013, revenues from the United States locations represented 67% and 69%, respectively, of revenues.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$9,145	$7,944	$1,201	15%	$26,291	$23,012	$3,279	14%
Gross profit	16,539	12,169	4,370	36	46,062	32,474	13,588	42
Gross profit percentage	64%	61%			64%	59%

Cost of revenues for the three and nine months ended September 30, 2014 increased $1.2 million and $3.3 million, respectively, or 15% and 14%, respectively, compared to the corresponding periods in 2013. This primarily resulted from an increase in the number of global services and platform infrastructure personnel, which led to increases of $0.3 million and $0.8 million, respectively, in compensation expense, and increases of $0.1 million and $0.4 million, respectively, in allocated overhead during the three and nine months ended September 30, 2014. We also experienced increases of $0.2 million and $1.2 million of depreciation and amortization expense (related to internally developed software) and $0.4 million and $0.7 million in hosting costs during the three and nine months ended September 30, 2014, respectively, to support the increased use of our hosted platform. Amortization of intangible assets acquired as part of the June 2014 Perfect Audience business combination amounted to $0.2 million for the three and nine months ended September 30, 2014.

Our gross margin increased to 64% during the three and nine months ended September 30, 2014 from 61% and 59%, respectively, compared to the corresponding periods in 2013. These increases were due to the achievement of greater operational efficiency from personnel dedicated to our cloud infrastructure and global services precipitated by upgraded functionality and capabilities delivered by our engineering team. Compensation for these personnel was 18% and 19% of revenues during the three and nine months ended September 30, 2014, respectively, as compared to 22% and 24%, respectively, during the same periods in 2013.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$12,186	$10,281	$1,905	19%	$36,152	$31,090	$5,062	16%
Percent of revenues, net	48%	51%			50%	56%

Sales and marketing expenses for the three and nine months ended September 30, 2014 increased $1.9 million and $5.1 million, respectively, or 19% and 16%, respectively, compared to the corresponding periods in 2013. The increases were primarily due to an increase in global sales and marketing headcount, contributing to an increase of $1.5 million and $4.2 million, respectively, in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs associated with our sales force during the three and nine months ended September 30, 2014. The remaining $0.4 million and $0.9 million increases during the three and nine months ended September 30, 2014, respectively, are primarily the result of an increase in allocated overhead of $0.2 million and $0.5 million, respectively, due to the growth in headcount relative to the rest of the Company, as well as amortization expense of $0.1 million and $0.2 million, respectively, related to the intangible assets acquired as part of the June 2014 Perfect Audience business combination.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$7,824	$5,072	$2,752	54%	$20,535	$15,055	$5,480	36%
Percent of revenues, net	30%	25%			29%	27%

Research and development expenses for the three and nine months ended September 30, 2014 increased $2.8 million and $5.5 million, respectively, or 54% and 36%, respectively, compared to the corresponding periods in 2013. This reflected an increase in the number of research and development personnel, resulting in an increase of $2.5 million and $4.8 million, respectively, in compensation expense during the three and nine months ended September 30, 2014. Allocated overhead increased $0.2 million and $0.4 million, respectively, during the three and nine months ended September 30, 2014 due to the increase in headcount. Amortization of intangible assets acquired as part of the June 2014 Perfect Audience business combination amounted to $0.2 million for the three and nine months ended September 30, 2014.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,682	$4,681	$1,001	21%	$15,466	$12,755	$2,711	21%
Percent of revenues, net	22%	23%			21%	23%

General and administrative expenses for the three and nine months ended September 30, 2014 increased $1.0 million and $2.7 million, respectively, or 21% for each of the periods presented, compared to the corresponding periods in 2013. Compensation, benefits and other employee-related expenses increased by $0.9 million and $1.6 million, respectively, during the three and nine months ended September 30, 2014, as we added employees to support the growth of the business. Professional fees and insurance expenses increased $0.6 million during the nine months ended September 30, 2014, to support our global expansion and the acquisition of Perfect Audience in June 2014. We also incurred $0.2 million in costs directly related to the acquisition that are included in general and administrative expenses for the nine months ended September 30, 2014. Bad debt expense for the three and nine months ended September 30, 2014 increased $0.1 million and $0.3 million, respectively, compared to the same periods in 2013, which was relatively in line with the corresponding increases in sales during those periods.

Other Income (Expenses), Net and Interest (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expenses), net and interest (expense), net	$168	$(98)	$(266)	(271)%	$(242)	$(880)	$(638)	(73)%

Other income (expenses), net primarily consists of foreign currency transaction gains and losses. The increase of $0.3 million, or 271%, in other income (expenses), net and interest (expense), net during the three months ended September 30, 2014 was primarily due to an increase of $0.2 million in foreign exchange gains. The decrease of $0.6 million, or 73%, in other expenses, net and interest expense, net during the nine months ended September 30, 2014 was primarily due to a decrease of $0.3 million in interest expense, and a decrease of $0.2 million in foreign exchange losses. Other expenses, net during the nine months ended September 30, 2014 also did not include $0.2 million in losses resulting from the change in the fair value of freestanding preferred stock warrants incurred during the same period in 2013. Upon the consummation of the Company’s initial public offering, those warrants converted into warrants to purchase common stock and were reclassified from liabilities to additional paid-in capital. As a result, changes in their fair value are no longer recorded on the condensed consolidated statement of comprehensive loss.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Provision for (benefit from) income taxes	$259	$230	$29	13%	$(1,992)	$485	$(2,477)	(511)%

Provision for income taxes for the three months ended September 30, 2014 totaled $0.3 million, and was flat compared to the prior year period.

Benefit from income taxes for the nine months ended September 30, 2014 increased $2.5 million primarily due to a decrease in our valuation allowances of $2.6 million as a result of deferred tax liabilities recorded as part of our acquisition of Perfect Audience in June 2014.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. To date, we have raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. Additionally, we have utilized equipment lines to fund capital purchases and in March and April 2013, we raised net proceeds of $109.3 million in our initial public offering. As of September 30, 2014, our principal sources of liquidity were our cash and cash equivalents of $75.8 million, access to borrowing under our fully available $15.0 revolving credit facility and our capital lease arrangement. The approximate weighted average interest rate on our outstanding borrowings as of September 30, 2014, was 3%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

We presently maintain minimal cash balances in our foreign subsidiaries. As of September 30, 2014, we had $75.8 million of cash and cash equivalents, of which only $3.6 million was held by our foreign subsidiaries. In the future, we plan to increase the invoicing and remittance of proceeds from our international operations in our foreign subsidiaries’ bank accounts. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(20,128)	$(18,095)
Net cash used in investing activities	(9,260)	(6,425)
Net cash provided by financing activities	738	104,675

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

Cash used in operating activities during the nine months ended September 30, 2014 of $20.1 million was the result of a net loss of $24.3 million, primarily offset by non-cash expenses of $10.3 million, which primarily included depreciation, amortization, stock-based compensation expense and deferred income tax benefits. These non-cash expenses increased due to headcount growth, primarily related to continued investment in our business, as well as the acquisition of Perfect Audience. This was offset by a $6.1 million net change in working capital items (exclusive of changes due to net liabilities assumed from Perfect Audience), most notably an increase in accounts receivable of $5.4 million due to the increase in sales and the timing of related collections; an increase in prepaid expenses and other current assets, and other (noncurrent) assets, of $1.3 million related to the growth of our operations and timing of related disbursements; an increase in deferred revenues of $0.6 million related to the timing of the collection of minimum fees at the start of our subscription agreements; and a net decrease in accounts payable and accrued expenses and other current and noncurrent liabilities of less than $0.1 million due to the timing of related disbursements and customer advances.

Cash used in operating activities during the nine months ended September 30, 2013 of $18.1 million was the result of a net loss of $27.8 million, primarily offset by non-cash expenses of $8.9 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. These uses of funds were offset by a $0.8 million net change in working capital items, most notably an increase in deferred revenues of $2.3 million due to our efforts to invoice the total minimum fees due under the term of our subscription agreements at the start of the agreement, and an increase in accrued liabilities of $1.1 million, related to the growth of our operations and timing of related disbursements. These working capital changes were partially offset by a $1.7 million increase in prepaid expenses and other current assets and a $1.0 million increase in accounts receivable, also related to the growth of our operations and timing of related disbursements.

Investing Activities

During the nine months ended September 30, 2014 and 2013, investing activities consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internal-use software development costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and developing our software platform for the foreseeable future. Investing activities during the nine months ended September 30, 2014 are also inclusive of cash paid for the acquisition of Perfect Audience of $5.3 million, net of cash acquired of $1.1 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2014 was $0.7 million. This was primarily related to $3.0 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan. These amounts were partially offset by $2.4 million in net repayments under our credit facility and capital lease arrangement.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and our data center. As of September 30, 2014, the future minimum payments under these commitments, as well as obligations under our credit facility, were as follows:

	Payments Due By Period
	(In thousands)
	Debt Obligations	Interest Expense Payments	Operating Leases	Total
Remaining nine months of 2014	$863	$18	$1,679	$2,560
Year ending December 31, 2015	2,464	33	4,500	6,997
Year ending December 31, 2016	652	1	3,814	4,467
Year ending December 31, 2017	—	—	3,444	3,444
Year ending December 31, 2018 and thereafter	—	—	751	751

Total	$3,979	$52	$14,188	$18,219

Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of September 30, 2014.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds, corporate debt securities and a certificate of deposit. As of September 30, 2014, we had cash and cash equivalents of $75.8 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2014 we had borrowings outstanding in the aggregate of $3.9 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 3.0% to 6.0%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of September 30, 2014 would result in an insignificant impact to interest expense for 2014.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 34% and 31% during the nine months ended September 30, 2014 and 2013, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were $0.2 million and $(0.1) million for the three and nine months ended September 30, 2014, respectively, and less than $(0.1) million and $(0.3) million for the comparative periods in fiscal 2013. Transaction gains and losses are included in other expenses, net.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $35.9 million during 2013 and net losses of $24.3 million for the nine months ending September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $137.5 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We anticipate that our cost of revenues and operating expenses will increase in the foreseeable future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2014 and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We have a usage-based pricing model where most of our fees are calculated as a percentage of customers’ advertising spend managed on our platform. This pricing model makes it difficult to accurately forecast revenues because our customers’ advertising spend managed by our platform may vary from month to month based on the variety of industries in which our advertisers operate, the seasonality of those industries and fluctuations in our customers’ advertising budgets or other factors. Our contracts with our direct advertiser customers generally contain a minimum monthly fee, which is generally greater than one-half of our estimated monthly revenues from the customer at the time the contract is signed, and, as a result, the monthly minimum may not be a good indicator of our revenues from that customer. In addition, advertisers that use our platform through our agency customers typically do not have a minimum monthly spend amount or a minimum term during which they must use our platform and, as a result, the ability to forecast revenues from these advertisers is difficult. If we incorrectly forecast revenues for these advertisers and the amount of revenue is less than projections we provide to investors, the price of our common stock could decline substantially. Additionally, if we overestimate usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenues, which would harm our gross margins and other operating results.

The market for digital advertising management solutions is relatively new and dependent on growth in various digital advertising channels. If this market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

The market for digital advertising management solutions such as ours is relatively new and these solutions may not achieve or sustain high levels of demand and market acceptance. While search and display advertising has been used successfully for several years, marketing via new digital advertising channels such as mobile and social media is not as well established. The future growth of our business could be constrained by the level of acceptance and expansion of emerging digital advertising channels, as well as the continued use and growth of existing channels, such as search and display advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the digital advertising management solutions market or the entry of competitive solutions. Any expansion of the market for digital advertising management solutions depends on a number of factors, including the growth of the digital advertising market, the growth of social and mobile as advertising channels and the cost, performance and perceived value associated with digital advertising management solutions. If digital advertising management solutions do not achieve widespread adoption, or there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending or otherwise, it could result in reduced usage, which could decrease revenues or otherwise adversely affect our business.

If we are unable to maintain our relationships with, and access to, publishers, our business will suffer.

We currently depend on relationships with various publishers, including Baidu, Bing, Facebook, Google, Yandex, Yahoo! and Yahoo! Japan. Our subscription services interface with these publishers’ platforms through application programming interfaces (API), such as the Google AdWords API or Facebook API. We are subject to the publishers’ standard API terms and conditions, which govern the use and distribution of data from these publishers’ platforms. Our business significantly depends on having access to these APIs, particularly the Google AdWords API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers discontinue or limit access to their platforms, modify their terms of use or other policies or place additional restrictions on us as API users, or charge API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the publishers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

Our growth depends in part on the success of our relationships with advertising agencies.

Our future growth will depend, in part, on our ability to enter into successful relationships with advertising agencies. Identifying agencies and negotiating and documenting relationships with them requires significant time and resources. These relationships may not result in additional customers or enable us to generate significant revenues. Our contracts for these relationships are typically non-exclusive and do not prohibit the agency from working with our competitors or from offering competing services. Frequently, these agencies do in fact work with our competitors and compete with us. In addition, we often work with, or seek to work with, high-profile brands directly. This may not be possible where, for example, those brands obtain advertising services exclusively or primarily from advertising agencies.

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

The overall market for digital advertising management solutions is rapidly evolving, highly competitive, complex, fragmented, and subject to changing technology and shifting customer needs. We face significant competition in this market and we expect competition to intensify in the future. We currently compete with large, well-established companies, such as Adobe Systems Incorporated and Google Inc. (through its wholly-owned subsidiary DoubleClick), and privately-held companies, such as Kenshoo Ltd. We also compete with in-house proprietary tools and custom solutions, including spreadsheets. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenues and future operating results and our ability to grow our business.

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

Our business depends on retaining and attracting qualified personnel; we have experienced turnover, which may result in operational inefficiencies that could negatively affect our business.

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced turnover at all levels within our Company. This lack of continuity, and the resulting lack of long-term experience in employees’ new roles within our Company, could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships, and may make recruiting for future positions more difficult. In addition, we must successfully integrate any new personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

We do not maintain key person life insurance policies on any of our employees. Each of our founders, executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. Our business also requires skilled technical, sales and other personnel, who are in high demand and are often subject to competing offers. As we expand into additional geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is intense in our industry and particularly in San Francisco, California, where most of our employees are based. An inability to retain, attract, relocate and motivate employees required for our business, including the planned expansion of our business, could delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships.

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

Increasing our customer base and achieving broader market acceptance of our software platform will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We expect to be substantially dependent on our sales force to obtain new customers. We are expanding our sales team in order to increase revenues from new and existing customers and to further penetrate our existing markets and expand into new markets, but may not be able to attract and hire qualified sales personnel quickly enough or at all. Our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate or retain sufficient highly qualified sales personnel.

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

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising cloud solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing cross-channel performance advertising cloud platform and to continually introduce or acquire new features that are in demand by the market we serve. We also must update our software to reflect changes in publishers’ APIs and terms of use. The success of any enhancement or new solution depends on several factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

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

We currently maintain offices and/or have sales personnel in Australia, China, England, France, Germany, Ireland, Japan and Singapore, as well as the United States. As we continue to expand our customer base outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

Historically, economic downturns have resulted in overall reductions in advertising spend. If economic conditions deteriorate or the rise of geopolitical instability and military hostilities causes economic uncertainty, our customers and potential customers may elect to decrease their advertising budgets or defer or reconsider software and service purchases, which would limit our ability to grow our business and negatively affect our operating results.

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

In addition, self-regulatory organizations (such as the Network Advertising Initiative) to which our customers may belong may impose opt-in or opt-out requirements on our customers, which may in the future require our customers to provide various mechanisms for users to opt-in or opt-out of the collection of any data, including anonymous data, with respect to such users’ web or mobile activities. The online and/or mobile industries may adopt technical or industry standards, or federal, state, local or foreign laws may be enacted that allow users to opt-in or opt-out of data that is necessary to our business. In particular, some jurisdictions have implemented a “Do Not Track” standard that allows users to express a preference, independent of cookie settings in their browser, not to have website browsing recorded. All the major internet browsers have implemented some version of a “Do Not Track” setting. Furthermore, publishers may implement alternative tracking technologies that make it more difficult to access the data necessary to our business or make it more difficult for us to compete with the publisher’s own advertising management solutions. If any of these events were to occur in the future, it could have a material effect on our ability to provide services and for our customers to collect the data that is necessary to use our services.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	the level of advertising spend managed through our platform for a particular quarter;

•	customer renewal rates, and the pricing and usage of our platform in any renewal term;

•	demand for our platform and the size and timing of our sales;

•	customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;

•	network outages or security breaches and any associated expenses;

•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;

•	market acceptance of our current and future solutions;

•	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;

•	budgeting cycles of our customers;

•	our potentially lengthy sales cycle;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of infrastructure costs and operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	foreign currency exchange rate fluctuations; and

•	general economic and political conditions, geopolitical instability and military hostilities in our domestic and international markets.

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

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

Factors affecting the market price of our common stock include:

•

variations in our revenue, billings, gross margin, operating results, free cash flow, loss per share, number of active advertisers, revenue retention rates, annualized advertising spend on our platform, adjusted EBITDA and how these results compare to analyst expectations;

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

As of September 30, 2014, our directors, officers and their respective affiliates, beneficially owned approximately 21.3% of our outstanding voting stock. Therefore, these stockholders will continue to have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders could be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. We have a currently effective Registration Statement on Form S-3 registering for sale approximately 1.7 million shares of our common stock (although a portion of such shares are subject to contractual restrictions for periods ranging from three months to several years). After our initial public offering in March 2013, the holders of an aggregate of 18.8 million shares of our common stock had rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. To the extent the holders of such shares have not sold the shares otherwise, such holders may continue to have registration rights. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock.

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

None.

Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in March 2013.

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2014	270	$2.39	—	—
August 1 – August 31, 2014	679	$2.70	—	—
September 1 – September 30, 2014	2,440	$0.00	—	—

(1)	Certain of our employees’ shares of common stock are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the holder of such shares is no longer employed by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.#				X

101.SCH	XBRL Taxonomy Extension Schema Document.#				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.#				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.#				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.#				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.#				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Marin Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.
#	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIN SOFTWARE INCORPORATED

Dated: November 6, 2014	By:	/s/ David A. Yovanno
David A. Yovanno
Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2014	By:	/s/ John A. Kaelle
John A. Kaelle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.#				X

101.SCH	XBRL Taxonomy Extension Schema Document.#				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.#				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.#				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.#				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.#				X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Marin Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.
#	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.