Form 10-K
period 2014-12-31
MARIN SOFTWARE INC
filed 2015-02-20
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-35838

Marin Software Incorporated

(Exact name of registrant as specified in its charter)

Delaware	20-4647180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

123 Mission Street, 25th Floor

San Francisco, CA 94105

(415) 399-2580

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

Not applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s Common Stock on the New York Stock Exchange of $11.77 on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2014, the aggregate market value of its shares held by non-affiliates was approximately $229 million. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2015, there were approximately 35.4 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MARIN SOFTWARE INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, estimates and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements reflect our beliefs and certain assumptions based upon information available to us at the time we file this Annual Report on Form 10-K or the time of the documents incorporated by reference. Such forward-looking statements are only predictions, which may differ materially from actual results or future events. Although we believe that our expectations, estimates and projections reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used in this report, the terms “Marin,” “Registrant,” “we,” “us,” “our,” and “the Company” mean Marin Software Incorporated and its subsidiaries unless the context indicates otherwise.

PART I

ITEM 1.	BUSINESS

We provide a leading cross-channel advertising cloud platform that enables digital marketers to improve performance of their online advertising campaigns, realize efficiencies and time savings, and make better business decisions.

Our integrated platform is a software-as-a-service (“SaaS”) analytics, workflow and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend across search, display, social and mobile advertising channels. Our software solution is designed to help our customers:

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

Advertisers use our platform to create, target and convert precise audiences based on recent buying signals from users’ search, social and display interactions. Our platform is integrated with leading publishers such as Baidu, Bing, Facebook, Google, Twitter, Yandex, Yahoo! and Yahoo! Japan. Additionally, we have integrations with more than 45 leading web analytics and ad-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

Our software platform serves as an integration point for advertising performance, sales and revenue data, allowing advertisers to connect the dots between advertising spend and revenue outcomes. Through an intuitive interface, we enable our customers to simultaneously run large-scale digital advertising campaigns across multiple publishers and channels, making it easy for marketers to create, publish, modify and optimize campaigns in real time.

Our predictive bid management and optimization technology also allows advertisers to forecast outcomes and optimize campaigns across multiple publishers and channels to achieve their business goals. Our optimization technology can help advertisers increase ad spend on those campaigns, publishers and channels that are performing well while reducing investment in those that are not. This category of solutions, which we refer to as cross-channel bid and campaign optimization, helps businesses intelligently and efficiently measure, manage, and optimize their digital advertising spend to achieve desired business results.

We completed our acquisition of NowSpots, Inc., which conducted business as Perfect Audience (“Perfect Audience”), in June 2014 to complement our offered solutions. Perfect Audience offers advertisers a SaaS demand-side platform to purchase display impressions and retarget audiences across the web, Facebook and Twitter. With the acquisition, we expanded our cross-channel capabilities by adding new programmatic display and social advertising functions while expanding our audience retargeting tools. This acquisition is more fully described in Note 3 to the Consolidated Financial Statements. In February 2015 we completed the acquisition of SocialMoov, a Paris-based company, which is a social advertising software platform for Facebook and Twitter advertisers. SocialMoov offers advertisers and agencies novel social advertising tools designed to increase engagement and return on investment. This acquisition will provide us with innovative social advertising technologies, including Facebook video advertising, Twitter application program interface (“API”) integration and television synchronization, which will augment our current social offering.

Headquartered in San Francisco, we were founded in 2006. The mailing address of our headquarters is 123 Mission Street, 25th Floor, San Francisco, California 94105 and our telephone number at that location is (415) 399-2580. As of December 31, 2014, our customers collectively managed more than $7.2 billion in annualized ad spend on our platform, which we believe makes us the largest offeror of independent advertising cloud solutions.

Offered Solutions

Our cloud-based platform helps our customers to measure, manage and optimize their digital marketing campaigns to improve performance of their online advertising campaigns, realize efficiencies and time savings, and make better business decisions. We currently offer two editions of our search platform that leverage the same underlying technology.

•	Enterprise Edition. Targeting large advertisers and agencies, Marin Enterprise is designed to provide digital advertisers with the power, scale and flexibility required to manage large-scale advertising campaigns.

•	Professional Edition. Targeting mid-market advertisers and agencies, Marin Professional is designed for rapid deployment and offers customers a complete workflow, analysis and optimization solution for managing digital advertising.

Our software platform is comprised of the following modules:

•	Optimization. Our Optimization functionalities help advertisers manage bids across publishers to meet revenue goals and identify opportunities for campaign improvements leading to improved financial performance and efficiencies.

•	Reporting and Analytics. Our Reporting and Analytics module enables advertisers to report results at a business level and analyze cross-channel performance trends, leading to improved visibility and significant time savings.

•	Campaign Management. Our Campaign Management module provides the digital advertiser with a unified interface to create, manage and optimize campaigns across a broad range of publishers, leading to greater efficiencies and increased flexibility.

•	Connect. Our Connect family of products enables advertisers automate and streamline their ability to capture revenue, cost and audience data from a range of sources such as ad servers, analytics systems, CRM platforms, publishers and third party databases. Through integrations across multiple data sources, our Connect module can assist advertisers in having a holistic picture of their digital advertising campaigns.

Technology & Supporting Platform

We designed our cloud-based platform to support large global advertisers. The majority of our software is written in Java. Our hardware consists of industry-standard servers and network infrastructure. Our standard operating system is Linux. Our software platform is character-set, language, currency, and time-zone independent. Our technology platform has the following key benefits:

•	Scalability. Our software platform is designed to handle billions of ad units across thousands of advertisers, while delivering a responsive browsing and editing experience. As the number of advertisers and resulting computing and storage requirements grow, we can add hardware to our platform to accommodate growing demand.

•	Availability. Our customers are highly dependent on the availability of our platform, which is designed to be available 24x7, 365 days a year. We operate our own hardware and use third-party data centers that offer server redundancy, back-up communications and power and physical security.

•	Security. Our software platform manages a large quantity of customer data. We employ technologies, policies and procedures to protect customer data. Our primary third-party data center has SSAE 16 attestations.

Customers

We market and sell our solutions to advertisers directly and through advertising agencies that use our platform on behalf of their customers. Advertisers that we serve through our relationships with agencies have historically represented about half our revenues. There were no customers that accounted for greater than 10% of our revenues in 2014, 2013 or 2012.

Competition

The digital advertising platform market is highly competitive, fragmented, and subject to changes in both technology and customer behavior. We face significant competition today and expect competition to intensify in the future. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new modules, features and services in a timely and efficient manner. We currently compete with large, well-established companies, such as Adobe Systems Incorporated and Google Inc. (through its wholly-owned subsidiary DoubleClick), and privately-held companies, such as Kenshoo Ltd. We also compete with in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. We believe the principal competitive factors in our market include the following:

•	solution quality, breadth, flexibility and functionality;

•	tangible platform benefits;

•	level of customer satisfaction and our ability to respond to customer needs rapidly;

•	breadth and quality of advertiser and agency relationships;

•	ability to innovate and develop new or improved products and modules;

•	ability to respond to changes in publishers’ APIs;

•	brand awareness and reputation; and

•	size of customer base.

Apart from cross-channel platform competitors, we also compete with channel solutions in display and social. Competitors in display include public companies such as Criteo S.A. and Rocket Fuel Inc., as well as privately-held companies such as AdRoll Inc. and MediaMath Inc., while in social we compete with public companies such as Salesforce.com (through its wholly-owned subsidiary Social.com), and privately-held companies such as Nanigans, Inc.

Our ability to remain competitive will largely depend on our ongoing performance in the areas of our solution breadth and depth as well as customer support.

Sales and Marketing

We sell our solutions directly to advertisers and to agencies in a wide range of industries through our global sales team. Our sales cycle can vary substantially by advertiser and agency, but typically is one to nine months. We have a number of account executive sales teams organized by geography and market segments. We also have Customer Success professionals who are responsible for long-term customer satisfaction and retention, renewal, and driving an increase in the volume of media managed by customers on our platform.

Our marketing team is focused on driving awareness and demand generation across major markets. This team provides thought leadership in the form of white papers, benchmarking reports, bylines, presenting at industry conferences and speaking to the press. In addition, they are responsible for the creation of field enablement assets such as case studies, blog posts and corporate and product collateral.

Research and Development

Our research and development team is responsible for the design, development, and maintenance of our platform. Our research and development process emphasizes frequent, iterative and incremental development cycles. Within our research and development organizations, we have several project teams that focus on platform and feature development for our integrated vertical offerings as part of our Ad Cloud solutions. Each of these project teams includes engineers, quality engineers and product managers, as needed, responsible for the initial and ongoing development for their projects. Total research and development expense was $28.8 million, $20.7 million and $14.0 million and for the years ended December 31, 2014, 2013 and 2012.

Employees

As of December 31, 2014, we had a total of 571 regular full-time employees, including 170 employees located outside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Intellectual Property

Our intellectual property rights are a key component of our success. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights.

As of December 31, 2014, we had two issued patents and five patent applications pending in the United States.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $33.2 million during 2014. As of December 31, 2014, we had an accumulated deficit of $146.4 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We anticipate that our cost of revenues and operating expenses will increase in the foreseeable future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2015 on the basis of generally accepted accounting principles in the United States (“GAAP”) and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

Although we began our operations in March 2006, we did not begin generating substantial revenues until 2009. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, hiring and retaining qualified employees, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments and developing new solutions. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer, our revenue may decline and we may not be able to achieve further growth or profitability. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future.

Our usage-based pricing model makes it difficult to forecast revenues from our current customers and future prospects.

We primarily have a usage-based pricing model in which most of our fees are calculated as a percentage of customers’ advertising spend managed on our platforms. This pricing model makes it difficult to accurately forecast revenues because our customers’ advertising spend managed by our platforms may vary from month to month based on the variety of industries in which our advertisers operate, the seasonality of those industries and fluctuations in our customers’ advertising budgets or other factors. Our contracts with our direct advertiser customers generally contain a minimum monthly fee, which is generally greater than one-half of our estimated monthly revenues from the customer at the time the contract is signed, and, as a result, the monthly minimum may not be a good indicator of our revenues from that customer. In addition, advertisers that use our platform through our agency customers typically do not have a minimum monthly spend amount or a minimum term during which they must use our platform and, as a result, the ability to forecast revenues from these advertisers is difficult. If we incorrectly forecast revenues for these advertisers and the amount of revenue is less than projections we provide to investors, the price of our common stock could decline substantially. Additionally, if we overestimate usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenues, which would harm our gross margins and other operating results.

The market for advertising cloud solutions is relatively new and dependent on growth in various digital advertising channels. If this market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

The market for advertising cloud solutions such as ours is relatively new and these solutions may not achieve or sustain high levels of demand and market acceptance. While search and display advertising has been used successfully for several years, marketing via new cloud-based advertising channels such as mobile and social media is not as well established. The future growth of our business could be constrained by the level of acceptance and expansion of emerging cloud-based advertising channels, as well as the continued use and growth of existing channels, such as search and display advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the advertising cloud solutions market or the entry of competitive solutions. Any expansion of the market for advertising cloud solutions depends on a number of factors, including the growth of the cloud-based advertising market, the growth of social and mobile as advertising channels and the cost, performance and perceived value associated with advertising cloud solutions. If advertising cloud solutions do not achieve widespread adoption, or there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending or otherwise, it could result in reduced usage, which could decrease revenues or otherwise adversely affect our business.

If we are unable to maintain our relationships with, and access to, publishers, advertising exchange platforms and other platforms that aggregate the supply of advertising inventory, our business will suffer.

We currently depend on relationships with various publishers, including Baidu, Bing, Facebook, Google, Twitter, Yandex, Yahoo! and Yahoo! Japan, as well as advertising exchange platforms and aggregators of advertising inventory, including Google’s DoubleClick Ad Exchange, Yahoo!’s Right Media, Facebook’s Exchange, Microsoft’s Ad Exchange, Twitter’s MoPub and AppNexus. Our subscription services interface with these publishers’ platforms through APIs, such as the Google AdWords API or Facebook API. We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs, particularly the Google AdWords API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

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

We generally bill agencies for their customers’ use of our platforms, but in most cases the agency’s customer has no direct contractual commitment to make payment to us. Furthermore, some of these agency contracts include provisions whereby the agency is not liable for making payment to us for our subscription services if the agency does not receive a corresponding payment from its client on whose behalf the subscription services were rendered. These provisions may result in longer collections periods or our inability to collect payment for some of our subscription services. If we are unsuccessful in establishing or maintaining our relationships with these agencies on commercially reasonable terms, or if these relationships are not profitable for us, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer.

We may not be able to compete successfully against current and future competitors.

The overall market for advertising cloud solutions is rapidly evolving, highly competitive, complex, fragmented, and subject to changing technology and shifting customer needs. We face significant competition in this market and we expect competition to intensify in the future. We currently compete with large, well-established companies, such as Adobe Systems Incorporated and Google Inc. (through its wholly-owned subsidiary DoubleClick), and privately-held companies, such as Kenshoo Ltd. We also compete with channel-specific offerings, in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenues and future operating results and our ability to grow our business.

A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including, among others:

•	potential customers may choose to develop or continue to use internal solutions rather than paying for our solutions or may choose to use a competitor’s solution that has different or additional technical capabilities;

•	companies may enter our market by expanding their platforms or acquiring a competitor;

•	some of our competitors, such as Adobe and Google, have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed customer base, adopt more aggressive pricing policies, and devote greater resources to the development, promotion and sale of their products and services than we can;

•	companies marketing search, social, display, mobile or web analytics services could bundle advertising cloud solutions or offer such products at a lower price as part of a larger product sale;

•	channel-specific competitors, such as AdRoll Inc, Criteo S.A., MediaMath Inc., Nanigans, Inc., Rocket Fuel Inc. and Salesforce.com (through its wholly-owned subsidiary Social.com), may devote greater resources to the development, promotion and sale of their channel-specific products and services than we can; and

•	publishers generally offer their tools for free, or at a reduced price, as their primary compensation is via the sale of advertising on their own or syndicated websites.

We cannot assure you that we will be able to compete successfully against current and future competitors. If we cannot compete successfully, our business, results of operations and financial condition could be negatively impacted.

Our business depends on our customers’ continued willingness to manage advertising spend on our platforms.

In order for us to improve our operating results, it is important that our customers continue to manage their advertising spend on our platforms, increase their usage and also purchase additional solutions from us. In the case of our direct advertiser customers, we offer our solutions primarily through subscription contracts and generally bill customers over the related subscription period, which is generally one year or longer. During the term of their contracts, our direct advertiser customers generally have no obligation to maintain or increase their advertising spend on our platform beyond a specified minimum monthly fee, which is typically set at the time the contract is signed and is generally greater than half of the monthly amount we anticipate the customer will spend. Our direct advertiser customers generally have no renewal obligation after the initial or then-current renewal subscription period expires, and even if customers renew contracts, they may decrease the level of their digital advertising spend managed through our platform, resulting in lower revenues from that customer. Advertisers that we serve through our arrangements with our advertising agencies generally do not have any contractual commitment to use our platform. Our customers’ usage may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our platforms and our customer support, the frequency and severity of outages, the pricing of our, or competing, solutions, the effects of global economic conditions and reductions in spending levels or changes in our customers’ strategies regarding digital advertising. Due to our limited historical experience, we may not be able to accurately predict future usage trends. If our customers renew on less favorable terms or reduce their advertising spend on our platforms, our revenues may grow more slowly than expected or decline.

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

We have been dependent on our customers’ use of search advertising. Any decrease in the use of search advertising or our inability to further penetrate social and display advertising channels would harm our business, growth prospects, operating results and financial condition.

Historically, our customers have primarily used our solutions for managing their search advertising, including mobile search advertising, and the substantial majority of our revenues are derived from advertisers that use our platform to manage their search advertising. We expect that search advertising will continue to be the primary channel used by our customers for the foreseeable future. Should our customers lose confidence in the value or effectiveness of search advertising, the demand for our solutions may decline. In addition, our failure to achieve market acceptance of our solution for the management of social and display advertising spend would harm our growth prospects, operating results and financial condition.

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

Our ability to generate revenue depends on our collection of significant amounts of data from various sources.

Our ability to optimize the delivery of internet advertisements for our customers depends on our ability to successfully leverage data, including data that we collect from our customers as well as data provided by publishers and from third parties. Using cookies and similar tracking technologies, we collect information about the interaction of users with our advertisers’ and publishers’ websites. Our ability to successfully leverage such data is dependent upon our continued ability to access and utilize such data. Our ability to access and use such data could be restricted by a number of factors, including consumer choice, restrictions imposed by advertisers and publishers, changes in technology, and new developments in laws, regulations, and industry standards.

If consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent / Do Not Track mechanisms as a result of industry regulatory and/or legal developments, and/or the development and deployment of new technologies result in a material impact on our ability to collect data, this will materially impair the results of our operations.

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

If mobile connected devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our advertising campaigns from being delivered to their users, our ability to grow our business will be impaired.

Our success in the mobile channel depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as the major operating systems that run on them and the applications that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to access specified content on mobile devices. If our solution were unable to work on these devices or operating systems, either because of technological constraints or because an operating system or app developer, device maker or carrier wished to impair our ability to purchase inventory and provide advertisements, our ability to generate revenue could be significantly harmed.

We primarily use a single third-party data center to deliver our services. Any disruption of service at this facility could harm our business.

While we utilize two third-party data centers in total, we manage a significant portion of our services and serve substantially all of our customers from only a single third-party data center facility. While we control the actual computer, network and storage systems upon which our platform runs, and deploy them to the data center facility, we do not control the operation of the facility. The owner of the facility has no obligation to renew the agreement with us on commercially reasonable terms, or at all. If we are unable to renew the agreement on commercially reasonable terms, we may be required to transfer to a new facility or facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could result in the loss of information, litigation, indemnity obligations and other liability. While we have security measures in place, our systems and networks are subject to ongoing threats and therefore these security measures may be breached as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. This could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including intellectual property and other confidential business information. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers or we could incur other liabilities, which could adversely affect our business.

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

Our success and ability to compete depends in part upon our intellectual property. We primarily rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions with our employees, customers, partners and others to establish and protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our solutions. In particular, we have two issued U.S. patents.

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

We have limited experience in marketing, selling and supporting our subscription services internationally, which increases the risk that any potential future expansion efforts that we may undertake will not be successful.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently have foreign sales denominated in Australian dollars, British pound sterling, Canadian dollars, Chinese yuan, euros, Japanese yen and Singapore dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. If the U.S. dollar strengthens relative to foreign currencies, our non-U.S. revenues would be adversely affected. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Our business depends on retaining and attracting qualified personnel, and turnover may result in operational inefficiencies that could negatively affect our business.

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. Turnover amongst our employees could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships. In addition, we must successfully integrate any new personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

We do not maintain key person life insurance policies on any of our employees. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. Our business also requires skilled technical, sales and other personnel, who are in high demand and are often subject to competing offers. As we expand into additional geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is intense in our industry and particularly in San Francisco, California, where most of our employees are based. An inability to retain, attract, relocate and motivate employees required for our business, including the planned expansion of our business, could delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships.

Our business and operations have experienced rapid growth in recent periods, which has placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We increased our number of full-time employees from 285 as of December 31, 2011 to 571 as of December 31, 2014. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that we will be able to meet our hiring plans or that our business or revenues will continue to grow. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth or change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

In addition, self-regulatory organizations (such as the Network Advertising Initiative) to which our customers may belong may impose opt-in or opt-out requirements on our customers, which may in the future require our customers to provide various mechanisms for users to opt-in or opt-out of the collection of any data, including anonymous data, with respect to such users’ web or mobile activities. The online and/or mobile industries may adopt technical or industry standards, or federal, state, local or foreign laws may be enacted that allow users to opt-in or opt-out of data that is necessary to our business. In particular, some government regulators and standard-setting organizations have suggested- a “Do Not Track” standard that allows users to express a preference, independent of cookie settings in their browser, not to have website browsing recorded. All the major internet browsers have implemented some version of a “Do Not Track” setting. Furthermore, publishers may implement alternative tracking technologies that make it more difficult to access the data necessary to our business or make it more difficult for us to compete with the publisher’s own advertising management solutions. If any of these events were to occur in the future, it could have a material effect on our ability to provide services and for our customers to collect the data that is necessary to use our services.

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

Future acquisitions, strategic investments, partnerships or alliances could be difficult to integrate, divert the attention of key management personnel, disrupt our business, dilute shareholder value and adversely affect our results of operations and financial condition.

We recently acquired NowSpots, Inc., doing business as Perfect Audience (“Perfect Audience”) in June 2014 and SocialMoov, a Paris-based company, in February 2015 and may seek to acquire additional businesses, products or technologies in the future. However, we have limited experience in acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms and/or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues.

Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions, including our recent acquisitions of Perfect Audience and SocialMoov, involve numerous risks, any of which could harm our business, including:

•	regulatory and commercial risks relating to retargeting of online advertising and social advertising, the primary businesses of Perfect Audience and SocialMoov, respectively;

•	difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	reputation and perception risks associated with the acquired product or technology by the general public;

•	ineffectiveness or incompatibility of acquired technologies or services;

•	potential loss of key employees of acquired businesses;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	diversion of management’s attention from other business concerns;

•	litigation for activities of the acquired company, including claims from terminated employees, clients, former shareholders or other third parties;

•

failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology, or solution, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues;

•	in the case of foreign acquisitions such as SocialMoov, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; costs necessary to establish and maintain effective internal controls for acquired businesses;

•	failure to successfully further develop the acquired technology in order to recoup our investment; and

•	increased fixed costs.

If we are unable to successfully integrate Perfect Audience and SocialMoov, or any future business, product or technology we acquire, our business and results of operations may suffer.

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For instance, in connection with our acquisition of Perfect Audience, we issued 1.7 million shares of our common stock, and the SocialMoov acquisition in February 2015 would require us to issue up to 1.6 million shares of our common stock.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting and a report by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemption provided to an emerging growth company, as defined by The Jumpstart Our Business Act of 2012. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, in the future if we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, the exemption from the requirement of a report on our internal control over financial reporting by our independent registered public accounting firm, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of December 31, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2026 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

In addition, the stock market in general has experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. Moreover, if the market for technology stocks, especially advertising cloud and cloud computing-related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

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

As of December 31, 2014, our directors, officers and their respective affiliates, beneficially owned approximately 21.0% of our outstanding voting stock. Therefore, these stockholders will continue to have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders could be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. We have a currently effective Registration Statement on Form S-3 registering for sale approximately 1.7 million shares of our common stock in connection with our acquisition of Perfect Audience. In addition, in connection with our acquisition of SocialMoov, we are required to prepare and file a Registration Statement on Form S-3 registering up to 1.6 million shares of our common stock for sale (some of which are subject to contractual restrictions for a period of nine months from the closing of the acquisition and some of which will not be issued, if at all, until the one and two year anniversaries of the closing of the acquisition). After our initial public offering (“IPO”) in March 2013, the holders of an aggregate of 18.8 million shares of our common stock had rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. To the extent the holders of such shares have not sold the shares otherwise, such holders may continue to have registration rights. Registration of these shares under the

Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock.

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

Our corporate headquarters are located in San Francisco, California, where we occupy facilities totaling approximately 43,000 square feet under a lease which expires in July 2022. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. We also lease office space in Austin, Chicago and New York in the United States, and Australia, England, France, Germany, Ireland, Japan, and Singapore, which we use principally for sales and marketing, administration, customer support and to deliver professional services locally. We also lease office space in Portland, Oregon and Shanghai, China, which we use principally for engineering. We operate two data centers at third-party facilities located in the United States and Ireland.

We believe our facilities are in good condition and adequate for our current needs and for the foreseeable future. See Note 15 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” for information regarding our lease obligations.

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

Market Price of Our Common Stock

Our common stock has traded on the New York Stock Exchange (“NYSE”) since March 22, 2013, under the symbol MRIN. Prior to this date, there was no public market for our common stock. The following tables set forth, for the periods indicated, the high and low sales price of our common shares as reported by the NYSE.

	High	Low
Year Ended December 31, 2014
First Quarter	$12.57	$9.17
Second Quarter	$12.65	$8.41
Third Quarter	$12.14	$7.30
Fourth Quarter	$9.68	$7.79

	High	Low
Year Ended December 31, 2013
First Quarter (from March 22, 2013)	$19.95	$15.15
Second Quarter	$16.43	$8.75
Third Quarter	$14.37	$10.22
Fourth Quarter	$12.84	$8.50

Holders of our Common Shares

As of January 31, 2015, there were 114 stockholders of record. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement” and is incorporated into this report by reference.

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended December 31, 2014.

Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in March 2013.

Recent Issuer Purchases of Equity Securities

The table below provides information with respect to recent repurchases of unvested shares of our common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2014	555	$2.58	—	—
November 1 – November 30, 2014	1,320	$7.55	—	—
December 1 – December 31, 2014	0	N/A	—	—

(1)	Certain of our shares of our common stock held by employees and service providers are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the holder of such shares is no longer employed by or providing services for us. All shares in the above table were shares repurchased as a result of our exercising this right and not pursuant to a publicly announced plan or program.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph shows a comparison from March 22, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2014, of the cumulative total return for our common stock, the NYSE Composite Index, and the S&P 1500 Data Processing & Outsourced Services Index. The graph assumes an investment of $100 on March 22, 2013 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

Company / Index	3/22/13	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
Marin Software Inc.	100	117.36	73.14	89.64	73.14	75.50	84.07	61.43	60.43
NYSE Composite Index	100	100.51	101.83	107.58	116.92	119.07	125.00	122.55	124.81
S&P 1500 Data Processing & Outsourced Services	100	103.82	109.57	121.07	141.48	135.24	136.28	137.51	159.17

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

We derived the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2014	2013	2012	2011	2010
		(in thousands, except per share data)
Revenues, net	$99,354	$77,315	$59,558	$36,121	$19,005
Cost of revenues (1)(2)	35,614	31,109	24,764	18,691	11,040

Gross profit	63,740	46,206	34,794	17,430	7,965

Operating expenses
Sales and marketing (1)(2)	47,716	42,799	32,633	20,357	8,884
Research and development (1)(2)	28,751	20,715	14,014	7,071	4,568
General and administrative (1)(2)	21,257	17,028	13,432	6,679	5,195

Total operating expenses	97,724	80,542	60,079	34,107	18,647

Loss from operations	(33,984)	(34,336)	(25,285)	(16,677)	(10,682)
Interest expense, net	(177)	(453)	(520)	(378)	(230)
Other (expenses) income, net	(466)	(571)	(456)	(229)	78

Loss before benefit from (provision for) income taxes	(34,627)	(35,360)	(26,261)	(17,284)	(10,834)
Benefit from (provision for) income taxes	1,456	(492)	(221)	(139)	(23)

Net loss	(33,171)	(35,852)	(26,482)	(17,423)	(10,857)
Redemption of preferred stock in connection with the Series D financing and deemed dividend	—	—	—	—	(1,033)

Net loss available to common stockholders	$(33,171)	$(35,852)	$(26,482)	$(17,423)	$(11,890)

Net loss per share available to common stockholders, basic and diluted (3)	$(0.97)	$(1.36)	$(6.00)	$(4.29)	$(3.27)

Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted (3)	34,210	26,312	4,417	4,058	3,639

(1)	Stock-based compensation included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenues	$765	$887	$439	$165	$90
Sales and marketing	1,895	1,304	1,005	226	66
Research and development	3,785	1,346	831	163	58
General and administrative	2,797	1,681	2,673	143	1,172

	$9,242	$5,218	$4,948	$697	$1,386

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenues	$399	$—	$—	$—	$—
Sales and marketing	261	—	—	—	—
Research and development	397	—	—	—	—
General and administrative	74	—	—	—	—

	$1,131	$—	$—	$—	$—

(3)	See Note 13 of the consolidated financial statements for an explanation of the calculations of basic and diluted net loss per share available to common stockholders.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$68,253	$104,407	$31,540	$1,719	$1,172
Property and equipment, net	16,274	14,417	9,224	4,909	3,113
Total assets	128,217	137,377	57,224	18,297	10,653
Debt, current and long-term	3,208	6,215	10,815	6,629	3,195
Convertible preferred stock, net of issuance costs	—	—	105,710	51,514	35,580
Total stockholders’ equity (deficit)	106,117	115,344	(72,706)	(48,408)	(32,578)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide a leading cross-channel advertising cloud platform that enables digital marketers to improve performance of their online advertising campaigns, realize efficiencies and time savings, and make better business decisions. Our integrated platform is a software-as-a-service (“SaaS”) analytics, workflow, and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend across search, display, social and mobile advertising channels. Our software solution is designed to help our customers:

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

In December 2014, our customers collectively managed more than $7.2 billion in annualized advertising spend on our platform and for the quarter ended December 31, 2014, we had 818 active advertisers using our solution globally across a wide range of industries. We market and sell our solutions to advertisers directly and through leading advertising agencies. For 2014, 2013 and 2012, our revenues were $99.4 million, $77.3 million and $59.6 million, representing period-over-period growth of 29%, 30% and 65%, respectively. We had net losses of $33.2 million in 2014, $35.9 million in 2013, and $26.5 million in 2012.

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

In order to grow revenues, we need to invest in (1) sales and marketing activities by adding sales and customer success representatives globally to target new advertisers and agencies and (2) research and development to further expand our platform and support for additional publishers. These activities will require us to make investments, particularly in research and development and sales and marketing, and if these investments do not generate additional customers or additional advertising spend managed by our platform, our future operating results could be harmed.

The majority of our revenues are derived from our advertisers in the United States. We believe the markets outside of the United States offer an opportunity for growth, and we intend to make additional investments in sales and marketing to expand in these markets. Advertisers from outside of the United States represented 34%, 32% and 27% of total revenues for 2014, 2013 and 2012, respectively.

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

We completed our acquisition of NowSpots, Inc., which conducted business as Perfect Audience (“Perfect Audience”) in June 2014 to complement our product offerings, which is more fully described in Note 3 to our accompanying Consolidated Financial Statements. In February 2015, we completed our acquisition of SocialMoov to provide us with innovative social advertising technologies that will augment our current social offering, which is further described in Note 18 to our accompanying Consolidated Financial Statements.

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

Number of Active Advertisers

We define an active advertiser as an advertiser from whom we recognized revenues in excess of $2,000 in at least one month in a period. We believe the $2,000 threshold best identifies advertisers who are actively using our platform. We focus on revenues in at least one month in a period to account for seasonality in advertising spend by our customers, some of whom may not run digital advertising campaigns in every month of a year but still represent an active advertiser on our platform. We count organizations within the same corporate structure as one advertiser, even if they have signed separate contracts with us for different brands or divisions, whether they are a direct advertiser or an advertiser through an agency. When our subscription contract is with an advertising agency, we include each advertiser whose advertising spend is managed by the agency through our platform as a different advertiser. Advertisers who have advertising spend managed by multiple agencies on our platform are counted as one advertiser. We believe that our ability to increase the number of active advertisers using our platform is a leading indicator of our ability to grow revenues. We had 818, 673 and 531 active advertisers in the quarters ending December 31, 2014, 2013 and 2012, respectively. While our active advertiser count has increased over time, this metric can also fluctuate from quarter to quarter due to seasonality and timing and amount of revenue contributed from new active advertisers and therefore, there is not necessarily a direct correlation between the amount of increased revenues and the change in active advertisers in a particular period.

Revenue Retention Rate

We believe our ability to retain and grow revenues from our existing advertisers is an indicator of the stability of our revenue base and the long-term value of our advertiser relationships. We assess our ability to retain and grow subscription revenues using a metric we refer to as revenue retention rate. We calculate our revenue retention rate metric by dividing retained revenues by retention base revenues. We define retention base revenues as revenues from all advertisers in the corresponding prior period, and we define retained revenues as revenues from all advertisers from the prior period that remain advertisers in the current period. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. Although we have lost individual advertisers over time, advertisers who have remained on our platform have generally, in the aggregate, increased their advertising spend on our platform. At the same time, advertising spend on our platform may vary quarter to quarter, and as a result, quarterly revenue retention rates may fluctuate quarter to quarter. Our annual revenue retention rates were 97%, 97% and 114% in 2014, 2013 and 2012, respectively.

Annualized Advertising Spend on our Platform

We calculate annualized advertising spend as advertising spend in the last month of a period multiplied by 12. We believe that increases in annualized advertising spend generally lead to increases in revenues over time. However, we believe that other factors related to the terms of customer agreements and seasonality can make it difficult to directly correlate annual advertising spend to changes in revenues in a particular period. Our customers collectively managed $7.2 billion, $6.0 billion and $4.7 billion in annualized advertising spend on our platform in December 2014, 2013 and 2012, respectively.

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

Other Expenses, Net and Interest Expenses, Net

Other expenses, net primarily consists of foreign currency transaction gains and losses. Interest expense, net, consists primarily of interest income earned on our cash equivalents offset by the interest expense for our capital lease payments and borrowings under our equipment advances and revolving line of credit.

Benefit from (Provision for) Income Taxes

The benefit from (provision for) income taxes consists of federal, state and foreign income taxes. Due to recent losses, we maintain a valuation allowance against our deferred tax assets as of December 31, 2014. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

The following table is a summary of our consolidated statements of operations. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues, net	$99,354	$77,315	$59,558
Cost of revenues (1)(2)	35,614	31,109	24,764

Gross profit	63,740	46,206	34,794

Operating expenses
Sales and marketing (1)(2)	47,716	42,799	32,633
Research and development (1)(2)	28,751	20,715	14,014
General and administrative (1)(2)	21,257	17,028	13,432

Total operating expenses	97,724	80,542	60,079

Loss from operations	(33,984)	(34,336)	(25,285)
Interest expense, net	(177)	(453)	(520)
Other expenses, net	(466)	(571)	(456)

Loss before benefit from (provision for) income taxes	(34,627)	(35,360)	(26,261)
Benefit from (provision for) income taxes	1,456	(492)	(221)

Net loss	$(33,171)	$(35,852)	$(26,482)

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenues	$765	$887	$439
Sales and marketing	1,895	1,304	1,005
Research and development	3,785	1,346	831
General and administrative	2,797	1,681	2,673

	$9,242	$5,218	$4,948

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2014	2013	2012
		(in thousands)
Cost of revenues	$399	$—	$—
Sales and marketing	261	—	—
Research and development	397	—	—
General and administrative	74	—	—

	$1,131	$—	$—

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods. Percent of revenue figures are rounded and therefore may not subtotal exactly.

	Years Ended December 31,
	2014	2013	2012
Revenues, net	100%	100%	100%
Cost of revenues	36	40	42

Gross profit	64	60	58

Operating expenses
Sales and marketing	48	55	55
Research and development	29	27	24
General and administrative	21	22	23

Total operating expenses	98	104	101

Loss from operations	(34)	(44)	(42)
Interest expense	—	(1)	(1)
Other expenses, net	—	(1)	(1)

Loss before benefit from (provision for) income taxes	(35)	(46)	(44)
Benefit from (provision for) income taxes	1	(1)	—

Net loss	(33)%	(46)%	(44)%

The following tables set forth our consolidated revenues by geographic area:

	Years Ended December 31,
	2014	2013	2012
		(in thousands)
Revenues, net by geography
United States of America	$65,745	$52,725	$43,429
International	33,609	24,590	16,129

Total revenues, net	$99,354	$77,315	$59,558

	Years Ended December 31,
	2014	2013	2012
Revenues, net by geography
United States of America	66%	68%	73%
International	34	32	27

Total revenues, net	100%	100%	100%

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (GAAP). We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, the amortization of intangible assets, the capitalization of internally developed software, interest expense, net, the benefit from or provision for income taxes, other income or expenses, net, and the non-recurring costs associated with acquisitions. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based compensation expense, depreciation and amortization, capitalized software development costs, interest expense, net, benefit from or provision for income taxes, other income or expenses, net and non-recurring costs associated with acquisitions, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•	Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance; and

•	Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•	Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net loss	$(33,171)	$(35,852)	$(26,482)
Depreciation	5,669	4,722	2,642
Amortization of internally developed software	1,905	1,156	525
Amortization of intangible assets	1,131	—	—
Interest expense, net	177	453	520
(Benefit from) provision for income taxes	(1,456)	492	221

EBITDA	(25,745)	(29,029)	(22,574)
Stock-based compensation expense	9,242	5,218	4,948
Capitalization of internally developed software	(3,146)	(3,216)	(1,743)
Acquisition related expenses	351	—	—
Other expenses, net	466	571	456

Adjusted EBITDA	$(18,832)	$(26,456)	$(18,913)

Comparison of the Years Ended December 31, 2014 and 2013

Revenues

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Total revenues, net	$99,354	$77,315	$22,039	29%

Revenues increased $22.0 million, or 29%, for 2014 as compared to 2013. This increase was driven primarily by growth in revenues from both new and existing advertisers in all geographies as our ongoing investment in sales and marketing resources resulted in increased demand for our platform worldwide. During the year, we also began to generate revenues from advertisers who utilized our newly acquired display re-targeting functionalities. During 2014, we generated $13.4 million of revenue from new advertisers, and $8.6 million of additional revenue from our existing advertisers. We define a new advertiser as an advertiser from whom we earned revenue during the current fiscal period and from whom we did not earn any revenue during the immediately prior fiscal period. There were no customers that accounted for greater than 10% of our revenues in 2014 or 2013.

Revenues in 2014 from the United States, United Kingdom and other international locations represented 66%, 10% and 24%, respectively, of revenues, and in 2013, revenues from the United States, United Kingdom and other international locations represented 68%, 9% and 23%, respectively, of revenues.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Cost of revenues	$35,614	$31,109	$4,505	14%
Gross profit	63,740	46,206	17,534	38
Gross margin	64%	60%

Cost of revenues increased $4.5 million, or 14%, as compared to 2013. This primarily results from increases of $1.5 million in depreciation and amortization expense (related to internally developed software) and $1.2 million in hosting costs to support the increased use of our hosted platform, as well as an increase of $0.9 million in compensation and benefits expenses and $0.4 million of allocated overhead, resulting from an increase in the average number of global services and platform infrastructure personnel during 2014. Amortization of intangible assets acquired as part of the acquisition of Perfect Audience in June 2014 amounted to $0.4 million for the year ended December 31, 2014.

Our gross margin increased to 64% during 2014 from 60% during 2013. This increase was due to the achievement of greater operational efficiency from personnel dedicated to our cloud infrastructure and global services precipitated by upgraded functionality and capabilities delivered by our engineering team.

Sales and Marketing

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$47,716	$42,799	$4,917	11%
Percent of revenues, net	48%	55%

Sales and marketing expenses increased $4.9 million, or 11%, as compared to 2013. The increases were primarily due to an increase our average global sales and marketing headcount during 2014, contributing to an increase of $3.9 million in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs associated with our sales force. The remaining $1.0 million increase during 2014 is primarily the result of an increase in allocated overhead of $0.6 million due to the growth in headcount relative to the rest of our company, and amortization expense of $0.3 million related to intangible assets acquired as part of the acquisition of Perfect Audience in June 2014.

Research and Development

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Research and development	$28,751	$20,715	$8,036	39%
Percent of revenues, net	29%	27%

Research and development expenses increased $8.0 million, or 39%, as compared to 2013. This primarily reflected an increase in average research and development headcount during 2014, resulting in an increase of $6.9 million in compensation expense. During 2014, allocated overhead increased $0.6 million due to the increase in headcount, and amortization of intangible assets acquired as part of the acquisition of Perfect Audience in June 2014 amounted to $0.4 million.

General and Administrative

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
General and administrative	$21,257	$17,028	$4,229	25%
Percent of revenues, net	21%	22%

General and administrative expenses increased $4.2 million, or 25%, respectively, as compared to 2013. Compensation, benefits and other employee-related expenses exclusive of stock-based compensation increased by $2.3 million, as we added employees to support the growth of our business. Professional fees and insurance expenses increased $1.0 million to support our global expansion and the acquisition of Perfect Audience in June 2014. Bad debt expense increased $0.5 million, which was relatively in line with the corresponding increase in sales from 2013 to 2014. We also incurred $0.3 million in costs directly related to the acquisition of Perfect Audience in June 2014.

Other Expenses, Net and Interest Expense, Net

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Other expenses, net and interest expense, net	$(643)	$(1,024)	$(381)	(37)%

Other expenses, net primarily consists of foreign currency transaction gains and losses. The decrease of $0.4 million, or 37%, in other expenses, net, and interest expense, net, during 2014 was primarily due to a decrease of $0.3 million in interest expense as we continued to pay down our long-term debt, partially offset by an increase of $0.2 million in foreign exchange losses due to the growth of our international operations and fluctuations in foreign currency exchange rates. Other expenses, net, during 2014 also excluded $0.2 million in losses resulting from the change in the fair value of freestanding preferred stock warrants incurred during 2013. Upon the consummation of the Company’s initial public offering (“IPO”), those warrants converted into warrants to purchase common stock and were reclassified from liabilities to additional paid-in capital. As a result, changes in their fair value are no longer recorded on the consolidated statement of comprehensive loss.

Benefit from (Provision for) Income Taxes

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Benefit from (provision for) income taxes	$1,456	$(492)	$1,948	(396)%

Benefit from income taxes for 2014 increased $1.9 million primarily due to a decrease in our valuation allowances of $2.3 million as a result of deferred tax liabilities recorded as part of our acquisition of Perfect Audience in June 2014. This increased benefit was partially offset by additional provision for income taxes due to increased profits generated in foreign jurisdictions by our wholly-owned subsidiaries.

Comparison of the Years Ended December 31, 2013 and 2012

Revenues

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Revenues	$77,315	$59,558	$17,757	30%

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

Sales and marketing expenses increased $10.2 million, or 31%, as compared to 2012. The increases were primarily due to an increase our average global sales and marketing headcount from 123 employees during 2012 to 161 employees during 2013, contributing to an increase of $8.2 million in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs associated with our sales force. Stock-based compensation during 2013 did not include $0.4 million in stock-based compensation incurred in 2012 directly attributable to the redemption of common shares from an employee for an amount above the fair value at the time of the redemption. Allocated overhead increased $0.8 million and recruiting fees increased $0.1 million, also due to the growth in headcount relative to the rest of our company. Marketing event and technology costs increased $0.7 million due to our continued marketing efforts and professional fees also increased $0.3 million during 2013.

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

General and Administrative

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
General and administrative	$17,028	$13,432	$3,596	27%
Percent of revenues	22%	23%

General and administrative expenses increased $3.6 million, or 27%, respectively, as compared to 2012. Included in this balance during 2012 is $1.9 million in stock-based compensation directly associated with the redemption of common shares from two employees for an amount above the fair value at the time of the redemption. As a result, stock-based compensation for general and administrative employees decreased $1.0 million during 2013. Excluding stock-based compensation, general and administrative expenses increased $4.6 million. Compensation, benefits and other employee-related expenses exclusive of stock-based compensation increased by $2.3 million, as we added employees to support the growth of our business and as we became a public company. Professional fees and insurance expenses increased $0.6 million and $0.4 million, respectively, to support our global expansion and as we completed our IPO and became a public company during the March 2013. Allocated overhead and recruiting fees increased $0.4 million and $0.2 million, respectively, to support our growth in headcount. Expenses for non-income based taxes increased $0.2 million as we became a public company. Banking fees also increased $0.2 million as we continued our international expansion.

Other Expenses, Net

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Other expenses, net	($1,024)	($976)	($48)	5%

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

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2014. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
Revenues, net	$27,002	$25,684	$23,853	$22,815	$21,829	$20,113	$18,218	$17,155
Cost of revenues (1)(2)	9,323	9,145	8,763	8,383	8,097	7,944	7,696	7,372

Gross profit	17,679	16,539	15,090	14,432	13,732	12,169	10,522	9,783

Operating expenses
Sales and marketing (1)(2)	11,563	12,186	11,978	11,989	11,709	10,281	10,350	10,459
Research and development (1)(2)	8,217	7,824	6,627	6,083	5,660	5,072	4,904	5,079
General and administrative (1)(2)	5,791	5,682	5,368	4,416	4,273	4,681	4,026	4,048

Total operating expenses	25,571	25,692	23,973	22,488	21,642	20,034	19,280	19,586

Loss from operations	(7,892)	(9,153)	(8,883)	(8,056)	(7,910)	(7,865)	(8,758)	(9,803)
Interest expense, net	(16)	(33)	(62)	(66)	(78)	(82)	(109)	(184)
Other (expenses) income, net	(385)	201	(286)	4	(66)	(16)	(81)	(408)

Loss before (provision for) benefit from income taxes	(8,293)	(8,985)	(9,231)	(8,118)	(8,054)	(7,963)	(8,948)	(10,395)
(Provision for) benefit from income taxes	(537)	(259)	2,440	(188)	(7)	(230)	(149)	(106)

Net loss	$(8,830)	$(9,244)	$(6,791)	$(8,306)	$(8,061)	$(8,193)	$(9,097)	$(10,501)

Net loss per share available to common stockholders, basic and diluted	$(0.25)	$(0.27)	$(0.20)	$(0.25)	$(0.25)	$(0.25)	$(0.28)	$(1.43)

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
Cost of revenues	$189	$173	$192	$211	$198	$239	$245	$205
Sales and marketing	513	530	449	403	301	349	361	293
Research and development	1,337	1,362	649	437	356	379	303	308
General and administrative	849	851	651	446	411	451	400	419

Total stock-based compensation	$2,888	$2,916	$1,941	$1,497	$1,266	$1,418	$1,309	$1,225

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
Cost of revenues	$171	$171	$57	$—	$—	$—	$—	$—
Sales and marketing	112	112	37	—	—	—	—	—
Research and development	170	170	57	—	—	—	—	—
General and administrative	32	32	10	—	—	—	—	—

Total amortization of intangible assets	$485	$485	$161	$—	$—	$—	$—	$—

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods. Percent of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(as a % of revenues, net)
Revenues, net	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	35	36	37	37	37	39	42	43

Gross profit	65	64	63	63	63	61	58	57

Operating expenses
Sales and marketing	43	48	50	53	54	51	57	61
Research and development	30	30	28	27	26	25	27	30
General and administrative	21	22	23	19	20	23	22	24

Total operating expenses	95	100	101	99	100	99	106	115

Loss from operations	(29)	(36)	(38)	(36)	(36)	(38)	(48)	(58)
Interest expense, net	—	—	—	—	—	—	(1)	(1)
Other (expenses) income, net	(1)	1	(1)	—	—	—	—	(2)

Loss before (provision for) benefit from income taxes	(31)	(35)	(39)	(36)	(37)	(38)	(49)	(61)
(Provision for) benefit from income taxes	(2)	(1)	10	(1)	—	(1)	(1)	(1)

Net loss	(33)%	(36)%	(29)%	(37)%	(37)%	(39)%	(50)%	(62)%

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines to fund capital purchases. As of December 31, 2014, our principal sources of liquidity were our cash and cash equivalents of $68.3 million, access to borrowing under our fully available $15.0 million revolving credit facility and our capital lease arrangement. The approximate weighted average interest rate on our outstanding borrowings as of December 31, 2014, was 3.2%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure. We also have an outstanding irrevocable letter of credit for $1.3 million related to the non-cancelable lease for our corporate headquarters in San Francisco, California.

We presently maintain minimal cash balances in our foreign subsidiaries. As of December 31, 2014, we had $68.3 million of cash and cash equivalents, of which only $7.4 million was held by our foreign subsidiaries. In the future, we plan to increase the invoicing and remittance of proceeds from our international operations in our foreign subsidiaries’ bank accounts. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

Based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support product development efforts and expansion into new territories and the timing of introductions of new features and enhancements to our platform. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing or use our cash resources. We have no present understandings, commitments or agreements to enter into any such acquisitions. To the extent that existing cash and cash equivalents are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(24,390)	$(23,397)	$(19,095)
Net cash used in investing activities	(12,614)	(8,239)	(7,250)
Net cash provided by financing activities	850	104,503	56,166

Net (decrease) increase in cash and cash equivalents	$(36,154)	$72,867	$29,821

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the number of advertisers using our platform. Cash used in operating activities has typically been affected by net losses and further increased by changes in our operating assets and liabilities, particularly in the areas of accounts receivable, prepaid expenses and other current assets, deferred revenue, accounts payable and accrued expenses and other current liabilities, adjusted for non-cash expense items such as depreciation, amortization, stock-based compensation expense and deferred income tax benefits.

Cash used in operating activities in 2014 of $24.4 million was primarily the result of a net loss of $33.2 million; a $7.7 million net change in working capital items (exclusive of changes due to net liabilities assumed from the acquisition of Perfect Audience in June 2014), most notably an increase in accounts receivable of $4.6 million due to the increase in sales and the timing of related collections; an increase in prepaid expenses and other current assets, and other (noncurrent) assets, of $2.5 million related to the growth of our operations and timing of related disbursements; a decrease in deferred revenues of $0.5 million related to the timing of the collection of minimum fees at the start of our subscription agreements; and a net decrease in accounts payable and accrued expenses and other current and noncurrent liabilities of $0.1 million due to the timing of related disbursements and customer advances. This was partially offset by non-cash expenses of $16.5 million, which included depreciation, amortization, stock-based compensation expense and deferred income tax benefits, which increased primarily due to capital expenses and headcount growth, primarily related to continued investment in our business, as well as the acquisition of Perfect Audience.

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

Investing Activities

During 2014, 2013 and 2012, investing activities consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internally developed hosted software platform. We expect to continue to invest in property and equipment and developing our software platform for the foreseeable future. Investing activities during 2014 are also inclusive of cash paid for the acquisition of Perfect Audience of $5.3 million, net of cash acquired of $1.1 million.

Financing Activities

Cash provided by financing activities in 2014 was $0.9 million. This was primarily related to $3.9 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan, partially offset by $3.1 million in net repayments under our credit facility and capital lease arrangement.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and our data center as well as debt obligations under our credit facilities with Silicon Valley Bank. As of December 31, 2014, the future minimum payments under these commitments, as well as obligations under our credit facilities, were as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Debt obligations	$3,239	$2,587	$652	$—	$—
Interest expense payments	34	33	1	—	—
Operating leases	35,796	6,278	17,824	9,862	1,832

Total	$39,033	$8,898	$18,478	$9,862	$1,832

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of December 31, 2014.

In addition to the obligations in the table above, we have approximately $0.1 million of unrecognized tax benefits that have been recorded as liabilities as of December 31, 2014. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of December 31, 2014, other than operating leases and a standby letter of credit, as described in the Notes to the Consolidated Financial Statements.

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

Revenue Recognition

We generate revenues principally from subscriptions either directly with advertisers or with advertising agencies to our platform for the management of search, display and social advertising. Our subscription agreements are generally one year or longer in length. The subscription fee under most contracts is variable based on the value of the advertising spend that our advertisers manage through our platform and is generally invoiced on a monthly basis. Contracts with direct advertisers and certain contracts with advertising agencies also include a minimum monthly fee that is payable over the duration of the contract. Our customers do not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. We commence revenue recognition for both direct advertisers and advertising agencies when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	our platform is made available to the customer;

•	the fee is fixed or determinable, and;

•	collection is reasonably assured.

We recognize the total minimum fee for both direct advertisers and advertising agencies, where applicable, over the duration of the contract, commencing on the date that our platform is made available to the customer, provided revenues recognized do not exceed amounts that are invoiced and due. The variable fee, which is based on a percentage of the value of the advertising spend managed through our platform, is recognized once the amount is fixed or determinable, which is generally on a monthly basis concurrent with the issuance of the customer invoice. Signed contracts are used as evidence of an arrangement. We assess collectability based on a number of factors such as past collection history with the customer and creditworthiness of the customer. Certain agreements with advertising agencies also contain sequential liability provisions, which provide that the agency has no obligation to pay us until the agency receives payment from its customers. In these circumstances, we evaluate the credit worthiness of the agency’s customers, in addition to the agency itself, to conclude whether or not collectability is reasonably assured. If we determine collectability is not reasonably assured, we defer the revenue recognition until collectability becomes reasonably assured.

In October 2009, the Financial Accounting Standards Board (“FASB”) ratified authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables effective for fiscal periods beginning on or after June 15, 2010. We adopted the new guidance on a prospective basis for fiscal 2011.

Professional services and training, when sold with our platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, we consider the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether we sell the subscription services without professional services. If the deliverables have stand-alone value, we account for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of December 31, 2014, we did not have stand-alone value for the professional services and training services. This is because we include professional services and training services with our subscription services and those services are not available from other vendors.

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

Prior to our IPO, we estimated the fair value of our common stock for purposes of determining the fair value of our option awards. Subsequent to the IPO, we use the closing stock price on the date of grant. Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option pricing model to determine the fair value of our stock option awards. The determination of the grant date fair value of our stock option awards using an option pricing model is affected by the estimated fair value per share of the common stock underlying those options as well as assumptions regarding a number of other complex and subjective variables. These variables include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

•	Expected Volatility. As our common stock has been publicly traded less than two years, there is a lack of Company-specific historical and implied volatility data. Accordingly, we have estimated the expected stock price volatility for our common stock by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of public companies in the technology industry, primarily in the subscription software business. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-Free Interest Rate. The risk-free interest rate assumption used is based on observed market interest rates appropriate for the expected term of employee options.

•	Expected Term. We estimated the expected term for a “plain vanilla” option using the simplified method allowed under current guidance, which uses the midpoint between the graded vesting period and the contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

We used the following assumptions in our application of the Black-Scholes option pricing model for the periods presented in the table below:

	Years Ended December 31,
	2014	2013	2012
Dividend yield	0%	0%	0%
Expected volatility	51%	55%	57%
Risk-free interest rate	1.89%	1.27%	0.95%
Expected term (in years)	6.25	6.25	6.25

In addition, stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply an estimated forfeiture rate based on our historical forfeiture experience.

Future expense amounts for any particular period could be affected by changes in our assumptions or changes in market conditions.

Stock-based compensation expense included in the consolidated financial statement line items is as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenues	$765	$887	$439
Sales and marketing	1,895	1,304	1,005
Research and development	3,785	1,346	831
General and administrative	2,797	1,681	2,673

	$9,242	$5,218	$4,948

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

Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions. An analysis was conducted through December 31, 2014, to determine whether an ownership change had occurred since inception. The analysis indicated that because an ownership change occurred in a prior year, $0.2 million of each of our federal and state net operating losses were significantly limited pursuant to IRC Section 382. In the event we have subsequent changes in ownership or profitability is delayed, net operating losses and research and development credit carryovers could be further limited and may expire unutilized.

Allowance for Doubtful Accounts

We assess collectability based on a number of factors, including credit worthiness of the customer along with past transaction history; in addition, we perform periodic evaluations of our customers’ financial condition.

Certain contracts with advertising agencies contain sequential liability provisions, where the agency does not have an obligation to pay until payment is received from the agency’s customers. In these circumstances, we evaluate the credit worthiness of the agency’s customers, in addition to the agency itself. Credit losses historically have not been material, which is directly attributable to our subscription-based services model, enabling us to immediately discontinue the availability of the services in question in the event of non-payment. Through December 31, 2014, we have not experienced any significant credit losses.

Business Combinations

In accordance with authoritative business combination accounting guidance, we allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets acquired and liabilities assumed is recorded as goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive loss.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, particularly our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired company and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•	future expected cash flows from customer relationships and developed technology;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates;

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.

If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statements of comprehensive loss and could have a material impact on our results of operations and financial position.

Goodwill, Intangible Assets and Other Long-Lived Assets – Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with authoritative accounting guidance. For the purposes of impairment testing, we have determined that we have one reporting unit. We perform the two-step impairment test, whereby we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. No impairment has been noted to date.

We periodically review the carrying amounts of intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of such assets (or asset group) to the future undiscounted cash flow we expect the assets (or asset group) to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We make judgments about the recoverability of purchased intangible assets whenever events or changes in circumstances indicate that an impairment may exist.

Each period we evaluate the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required. Assumptions and estimates about remaining useful lives of our intangible and other long-lived assets are subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges to date.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of December 31, 2014, we had cash and cash equivalents of $68.3 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2014 we had borrowings outstanding in the aggregate of $3.2 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 3.0% to 6.0%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of December 31, 2014 would result in an insignificant impact to interest expense for 2015.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, British pound sterling, Canadian dollar, Singapore dollar, Japanese yen, Chinese yuan, and Australian dollar. Revenues outside of the United States as a percentage of consolidated revenues were 34%, 32% and 27% during 2014, 2013 and 2012, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars.

Aggregate foreign currency losses included in determining net loss were $0.5 million, $0.3 million and $0.1 million during 2014, 2013 and 2012, respectively. Transaction gains and losses are included in other expenses, net.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion, while a strengthening U.S. dollar can negatively impact our international revenues. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future.

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

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (“Exchange Act”) require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required or necessary disclosures.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our principal executive officer and principal financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2014, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters will be set forth under the headings “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement and is incorporated into this report by reference.

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

(2) Financial Statement Schedules

The schedule required by this item is included in Note 2 to the Consolidated Financial Statements. All other financial statement schedules are not required or are inapplicable and therefore have been omitted.

(b)

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed or incorporated by reference as part of this Annual Report on Form 10-K. See Exhibit Index immediately following the Signature Pages.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Marin Software Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of Marin Software Incorporated at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 20, 2015

Marin Software Incorporated

Consolidated Balance Sheets

(dollars and share numbers in thousands, except per share data)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$68,253	$104,407
Accounts receivable, net	18,726	14,921
Prepaid expenses and other current assets	4,751	2,695

Total current assets	91,730	122,023
Property and equipment, net	16,274	14,417
Goodwill	11,527	—
Intangible assets, net	7,399	—
Other noncurrent assets	1,287	937

Total assets	$128,217	$137,377

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,737	$1,018
Accrued expenses and other current liabilities	12,053	10,950
Deferred revenues	2,052	2,566
Current portion of long-term debt	2,587	3,253

Total current liabilities	20,429	17,787
Long-term debt, less current portion	621	2,962
Other long-term liabilities	1,050	1,284

Total liabilities	22,100	22,033

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value – 500,000 and 36,000 shares authorized, 35,846 and 33,133 shares issued, 35,181, and 32,953 outstanding at December 31, 2014 and December 31, 2013, respectively	35	33
Additional paid-in capital	253,221	228,512
Accumulated deficit	(146,392)	(113,201)
Accumulated other comprehensive loss	(747)	—

Total stockholders’ equity	106,117	115,344

Total liabilities and stockholders’ equity	$128,217	$137,377

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Comprehensive Loss

(dollars and share numbers in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues, net	$99,354	$77,315	$59,558
Cost of revenues	35,614	31,109	24,764

Gross profit	63,740	46,206	34,794

Operating expenses
Sales and marketing	47,716	42,799	32,633
Research and development	28,751	20,715	14,014
General and administrative	21,257	17,028	13,432

Total operating expenses	97,724	80,542	60,079

Loss from operations	(33,984)	(34,336)	(25,285)
Interest expense, net	(177)	(453)	(520)
Other expenses, net	(466)	(571)	(456)

Loss before benefit from (provision for) income taxes	(34,627)	(35,360)	(26,261)
Benefit from (provision for) income taxes	1,456	(492)	(221)

Net loss	(33,171)	(35,852)	(26,482)
Foreign currency translation adjustments	(747)	—	—

Comprehensive loss	$(33,918)	$(35,852)	$(26,482)

Net loss per share available to common stockholders, basic and diluted	$(0.97)	$(1.36)	$(6.00)

Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	34,210	26,312	4,417

Stock-based compensation is allocated as follows (Note 11):
Cost of revenues	$765	$887	$439
Sales and marketing	1,895	1,304	1,005
Research and development	3,785	1,346	831
General and administrative	2,797	1,681	2,673
Amortization of intangible assets is allocated as follows (Note 5):
Cost of revenues	$399	$—	$—
Sales and marketing	261	—	—
Research and development	397	—	—
General and administrative	74	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(dollars and share numbers in thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2011	14,470	$51,514	4,439	$5	$2,454	$(50,867)	$—	$(48,408)
Issuance of Series F preferred stock for cash, net of issuance costs of $194	2,805	34,294	—	—	—	—	—	—
Issuance of Series F-1 preferred stock for cash, net of issuance costs of $98	1,478	19,902	—	—	—	—	—	—
Issuance of common stock from exercise of vested stock options and vesting of options subject to repurchase	—	—	500	—	759	—	—	759
Issuance of common stock from stock purchase agreements	—	—	84	—	500	—	—	500
Redemption of common stock	—	—	(365)	—	(4,488)	—	—	(4,488)
Stock-based compensation expense	—	—	—	—	4,948	—	—	4,948
Compensation expense from issuance of warrants	—	—	—	—	60	—	—	60
Issuance of warrants in connection with debt agreement	—	—	—	—	213	—	—	213
Stock-based compensation tax benefits	—	—	—	—	192	—	—	192
Net loss	—	—	—	—	—	(26,482)	—	(26,482)

Balances at December 31, 2012	18,753	105,710	4,658	5	4,638	(77,349)	—	(72,706)
Issuance of common stock in connection with initial public offering, net of issuance costs of $11,451	—	—	8,625	8	109,299	—	—	109,307
Conversion of convertible preferred stock into common stock	(18,753)	(105,710)	18,753	19	105,691	—	—	105,710
Conversion of warrant to purchase convertible preferred stock into warrant to purchase common stock	—	—	—	—	745	—	—	745
Issuance of common stock from exercise of vested stock options and vesting of options subject to repurchase	—	—	725	1	1,648	—	—	1,649
Issuance of common stock from cashless exercise of warrants	—	—	68	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	146	—	1,231	—	—	1,231
Stock-based compensation expense	—	—	—	—	5,218	—	—	5,218
Repurchase of unvested shares	—	—	(22)	—	(77)	—	—	(77)
Stock-based compensation tax benefits	—	—	—	—	119	—	—	119
Net loss	—	—	—	—	—	(35,852)	—	(35,852)

Balances at December 31, 2013	—	—	32,953	33	228,512	(113,201)	—	115,344
Issuance of common stock from exercise of vested stock options and vesting of options and shares subject to repurchase	—	—	938	—	2,841	—	—	2,841
Issuance of common stock under employee stock purchase plan	—	—	178	—	1,402	—	—	1,402
Issuance of unrestricted common stock in connection with acquisition of NowSpots Inc.	—	—	1,119	2	11,193	—	—	11,195
Transaction costs incurred in connection with acquisition of NowSpots Inc.	—	—	—	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	—	—	9,242	—	—	9,242
Repurchase of unvested shares	—	—	(7)	—	(20)	—	—	(20)
Stock-based compensation tax benefits	—	—	—	—	126	—	—	126
Net loss	—	—	—	—	—	(33,171)	—	(33,171)
Foreign currency translation adjustments and other, net	—	—	—	—	(23)	(20)	(747)	(790)

Balances at December 31, 2014	—	$—	35,181	$35	$253,221	$(146,392)	$(747)	$106,117

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(33,171)	$(35,852)	$(26,482)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,669	4,722	2,642
Amortization of internally developed software	1,905	1,156	525
Amortization of intangible assets	1,131	—	—
Loss (gain) on disposal of property and equipment	16	10	(7)
Noncash interest expense related to warrants issued in connection with debt	124	251	159
Noncash expense related to warrants issued in connection with service agreement	—	—	60
Change in the valuation of outstanding preferred stock warrants	—	238	362
Stock-based compensation related to equity awards and restricted stock	9,242	5,218	2,358
Stock-based compensation related to preferred stock financing	—	—	2,590
Provision for bad debt	821	359	296
Deferred income tax benefits	(2,258)	(91)	(108)
Excess tax benefits from stock-based award activities	(126)	(119)	(192)
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	(4,561)	(2,147)	(3,382)
Prepaid expenses and other current assets	(2,009)	(881)	(550)
Other assets	(497)	(524)	(55)
Accounts payable	1,387	75	(208)
Deferred revenues	(540)	1,948	445
Accrued expenses and other current liabilities	(1,523)	2,240	2,452

Net cash used in operating activities	(24,390)	(23,397)	(19,095)

Investing activities
Purchases of property and equipment	(5,317)	(5,023)	(5,507)
Capitalization of internally developed software	(3,146)	(3,216)	(1,743)
Acquisition of business, net of cash acquired	(4,151)	—	—

Net cash used in investing activities	(12,614)	(8,239)	(7,250)

Financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	109,414	(107)
Proceeds from issuance of note payable, net of issuance costs	—	1,667	8,631
Repayment of note payable	(3,130)	(9,660)	(4,334)
Redemption of common stock	—	—	(4,488)
Repurchase of unvested shares	(20)	(77)	(48)
Proceeds from issuance of convertible, preferred stock, net of issuance costs	—	—	54,196
Proceeds from common stock purchase agreements	—	—	500
Proceeds from exercise of common stock options	2,472	1,541	1,624
Proceeds from employee stock purchase plan	1,402	1,499	—
Excess tax benefits from stock-based award activities	126	119	192

Net cash provided by financing activities	850	104,503	56,166

Net (decrease) increase in cash and cash equivalents	(36,154)	72,867	29,821
Cash and cash equivalents
Beginning of year	104,407	31,540	1,719

End of year	$68,253	$104,407	$31,540

Supplemental disclosures of other cash flow information
Cash paid for interest	$106	$201	$453
Cash paid for income taxes	221	276	176
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock to common stock	$—	$105,710	$—
Acquisition of equipment through capital lease	—	3,167	—
Conversion of warrant to purchase convertible preferred stock to common stock warrant	—	745	—
Purchases of property and equipment recorded in accounts payable and accrued expenses	1,364	208	533
Issuance of common stock under employee stock purchase plan	1,402	1,231	—
Issuance of common stock in connection with business acquisition	11,195	—	—
Accrued but unpaid debt issuance costs	—	38	57
Unpaid deferred initial public offering costs	—	—	944
Other receivables for stock option exercises	—	—	49

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Background

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cross-channel performance advertising cloud, offering an integrated software-as-a-service, or SaaS, platform for search, display, and social advertising channels. The Company’s platform enables digital marketers to improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: New York, Chicago, Austin, Portland, London, Dublin, Hamburg, Paris, Tokyo, Singapore, Sydney and Shanghai.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations and if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowances for doubtful accounts and customer credits, the carrying value of long-lived assets (including goodwill and intangible assets), the useful lives of long-lived assets, the provision for income taxes and related deferred taxes, and stock-based compensation.

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

As of December 31, 2014 and 2013, no single customer accounted for greater than 10% of net accounts receivable. No single customer accounted for greater than 10% of consolidated revenues during the years ended December 31, 2014, 2013 and 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash equivalents were $58,027 and $98,987 as of December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value because of the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities, and in consideration of the Company’s credit risk profile, the carrying value of borrowings (Note 7) approximates fair value (Level 2 within the fair value hierarchy).

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

Allowance for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

troubled accounts and other currently available evidence. The Company has not experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. The following are changes in the allowance for doubtful accounts during 2014, 2013 and 2012, respectively.

	Years Ended December 31,
	2014	2013	2012
Balances at beginning of period	$417	$277	$196
Additions	821	359	296
Write-offs	(249)	(219)	(215)

Balances at end of period	$989	$417	$277

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of December 31, 2014 and 2013, the Company recorded an allowance for potential customer credits in the amount of $508 and $389, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. For 2014, 2013 and 2012, the Company capitalized $3,146, $3,216, and $1,743 of costs related to internally developed software, respectively. Amortization of capitalized costs related to internally developed software was $1,905, $1,156, and $525 for 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, unamortized internally developed software costs totaled $5,476 and $4,236, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

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

In addition, we evaluate our goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that these assets may be impaired. No goodwill impairment has been identified in any of the years presented.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, excluding goodwill, for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment exists when the carrying value of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses during 2014, 2013 or 2012.

Operating Leases

The Company’s operating lease agreements include provisions for tenant improvement allowances, certain rent holidays and escalations in the base price of the rent payment. The Company defers tenant improvement allowances and amortizes the balance as a reduction to rent expense over the lease term. The Company records rent holidays and rent escalations on a straight-line basis over the lease term. Deferred rent is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) ratified authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables effective for fiscal periods beginning on or after June 15, 2010. The Company adopted the new guidance on a prospective basis for fiscal 2011. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of

December 31, 2014, the Company did not have stand-alone value for the professional services and training

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

Cost of Revenues

Cost of revenues primarily consists of costs related to hosting the Company’s cloud-based platform, providing implementation and ongoing customer support, data communications expenses, salaries and benefits of operations and support personnel, software license fees, costs associated with website development activities, allocated overhead, amortization expense associated with capitalized internally developed software and intangible assets and property and equipment depreciation.

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

For stock option awards with time-based vesting, the Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted stock units (“RSUs”) are measured based on the fair market values of the underlying common stock on the dates of grant. Shares of common stock are issued on the vesting dates. For awards with time-based vesting, the Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock options issued to non-employees such as consultants are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The fair value of options granted to consultants is expensed when vested, and such vested outstanding options are recognized as liabilities on the accompanying consolidated balance sheets. Non-employee stock-based compensation expense was not material for all periods presented.

See Note 11 for further information.

Research and Development

Research and development costs are expensed as incurred, except for certain internal software development costs, which may be capitalized as noted above. Research and development costs include salaries, stock-based compensation expense, benefits and other operating costs such as outside services, supplies and allocated overhead costs.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising and promotion expense totaled $1,475, $785, and $632 for 2014, 2013 and 2012, respectively.

Foreign Currency

For international subsidiaries whose functional currency is not the U.S. dollar, we translate the monetary assets and liabilities of these subsidiaries to U.S. dollars using rates of exchange in effect at the balance sheet date. Nonmonetary assets and liabilities are re-measured to U.S. dollars using historical exchange rates, and other accounts are re-measured using average exchange rates in effect during each period presented. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets, and related periodic movements are summarized as a line item in the consolidated statements of operations.

The Company records net gains and losses resulting from foreign exchange transactions as a component of other expenses, net. Aggregate foreign currency losses included in determining net loss were $490, $332 and $88 during 2014, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of liability provisions and changes to the liabilities that are considered appropriate. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As the Company maintained a full valuation allowance against its deferred tax assets in the United States, the adjustments resulted in no additional tax expense in 2014. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a significant impact on the Company’s consolidated financial position or results of operations.

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

3. Business Combination

On June 2, 2014, pursuant to the terms of an Agreement and Plan of Reorganization, a wholly-owned subsidiary of the Company merged with and into NowSpots, Inc., which conducted business as Perfect Audience (“Perfect Audience”), with Perfect Audience surviving as a wholly-owned subsidiary of the Company. Perfect Audience specializes in display and social network advertisement re-targeting, and its programmatic display and social advertising functions will expand the Company’s cross-channel capabilities.

The acquisition was accounted for under the acquisition method of accounting in which the tangible and identifiable intangible assets and liabilities of Perfect Audience were recorded at their respective fair values as of the acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The fair value of assets acquired and liabilities assumed was recorded based on a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized are related to the fair values of liabilities assumed and residual goodwill.

The total purchase price for the acquisition was $16,470, which consisted of 1,119 shares of the Company’s common stock valued at $11,195 upon the closing date using the Company’s closing date stock price, and $5,275 in cash. Of the total purchase price, $4,711 was attributed to fair value of net liabilities assumed, $1,124 was cash

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

acquired, and $8,530 was the fair value of intangible assets acquired with $11,527 as residual goodwill. The goodwill is primarily attributable to the synergies expected to arise after the acquisition and is not expected to be deductible for tax purposes.

In addition, the Company issued 630 shares of common stock (with a closing date fair value of $6,301) to existing Perfect Audience employees in connection with the acquisition, which vest over a range of two to three years upon such employees’ continuous employment with the Company. These shares have been excluded from the purchase consideration and will be recognized as post-acquisition stock-based compensation expense. The Company recognizes compensation expense equal to the grant date fair value of the common stock on a straight-line basis over the employee’s requisite service period.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life
Tangible assets acquired	$1,492	N/A
Liabilities assumed	(5,079)	N/A
Developed technology	6,110	6 years
Customer relationships	1,290	4 years
Non-compete agreements and tradename	1,130	2 - 3 years
Goodwill	11,527	Indefinite

Total purchase price	$16,470

The revenues, net and earnings attributable to Perfect Audience included in our consolidated financial statements since the acquisition date are not material. Actual and pro forma results of the operations have not been presented because the effects are not material to the consolidated financial statements.

4. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	December 31,
	2014	2013

Computer equipment	$21,422	$16,314
Software	11,022	7,690
Office equipment	795	571
Furniture, fixtures and leasehold improvements	2,092	1,861

	35,331	26,436
Less: Accumulated depreciation and amortization	(19,057)	(12,019)

	$16,274	$14,417

Depreciation and amortization of internally developed software for 2014, 2013 and 2012 was $7,574, $5,878, and $3,167, respectively.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2014	2013
Accrued salary and payroll related expenses	$6,017	$6,675
Accrued accounts payable	3,709	2,773
Customer advances	1,366	—
Income tax payable	377	434
Sales and use tax payable	263	466
Other	321	602

	$12,053	$10,950

5. Goodwill and Intangible Assets

The goodwill balance as of December 31, 2014 totaling $11,527 was the result of the business acquisition disclosed in Note 3 of these consolidated financial statements.

Intangible assets consisted of the following as of the dates presented:

	December 31, 2014	Estimated Useful Life
Developed technology	$6,110	6 years
Customer relationships	1,290	4 years
Non-compete agreements and tradename	1,130	2-3 years

	8,530
Less: accumulated amortization	(1,131)

	$7,399

Amortization expense of intangible assets was $1,131 for 2014, and zero for the comparative periods presented.

Future estimated amortization of intangible assets as of December 31, 2014 is presented below:

Year ending December 31, 2015	$1,938
Year ending December 31, 2016	1,714
Year ending December 31, 2017	1,483
Year ending December 31, 2018	1,245
Year ending December 31, 2019	1,019

$7,399

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

6. Fair Value Measurements

Account balances measured at fair value on a recurring basis include the following as of December 31, 2014 and 2013:

	December 31,
	2014			2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$58,027	$—	$—	$98,987	$—	$—

The following table presents the changes in the preferred stock warrant obligation measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) during 2013 and 2012. There were no changes in the preferred stock warrant obligation during 2014, as the underlying warrants were no longer outstanding subsequent to the Company’s IPO.

	Years Ended December 31,
	2013	2012
Balances at beginning of year	$507	$145
Change in unrealized loss included in earnings	238	362
Conversion to common stock warrant	(745)	—

Balances at end of year	$—	$507

The Company’s cash equivalents as of December 31, 2014 and 2013 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2014 and 2013. As of December 31, 2014 and 2013, amounts of $10,226 and $5,420, respectively, were held in bank deposits.

7. Debt

Loan and Security Agreement and Warrant

In connection with a Loan and Security Agreement entered into with Silicon Valley Bank in 2008, the Company issued a warrant to purchase 51 shares of Series B preferred stock at $2.7563 per share. This warrant was to expire on the later date of October 30, 2018, or five years from the closing of the Company’s IPO. The fair value of the warrant was estimated at an aggregate of $72 using the Black-Scholes valuation model with the following assumptions: expected volatility of 53%, risk free interest rate of 4.85%, expected life of 10 years and no dividends. The fair value of the warrant was recorded as a discount to the loan and was amortized to interest expense over the loan term.

Revolving Credit Facility, Equipment Advance Facilities and Warrants

In January 2010, the Company signed an amendment to the Loan and Security Agreement, which provided for a revolving credit facility (the “Revolving Credit Facility”). In January 2011, the Company entered into an amendment to the Revolving Credit Facility pursuant to which Silicon Valley Bank agreed to extend an equipment advance facility of $2,000 (the “Equipment Advance Facility”). The Equipment Advance Facility could only be used to finance the purchase of equipment, accrued interest at a fixed per annum rate of 5.5%, was repayable in 36 consecutive monthly installments of principal and interest and expired on December 1, 2014. The Equipment Advance Facility was fully off on that date.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

In December 2011, the Company entered into another amendment to its existing Revolving Credit Facility pursuant to which Silicon Valley Bank agreed to extend an additional equipment advance facility of $2,000 (the “Additional Equipment Advance Facility”). The Additional Equipment Advance Facility may only be used to finance the purchase of equipment. The Additional Equipment Advance Facility accrues interest at a fixed per annum rate of 5.5% and will be repayable in 36 consecutive monthly installments of principal and interest. The Additional Equipment Advance facility expires September 1, 2015. As of December 31, 2014, the Company had withdrawn the full amount available under the Additional Equipment Advance Facility. In connection with the Additional Equipment Advance Facility, the Company issued a warrant to Silicon Valley Bank to purchase 37 shares of common stock at $2.70 per share. This warrant would expire on November 30, 2021. The fair value of the warrant was estimated at an aggregate of $139 using the Black-Scholes valuation model with the following assumptions: expected volatility of 57%; risk-free interest rate of 2.1%; expected life of 10 years; and no dividends. The fair value of the warrant was recorded as a discount to the loan and was amortized to interest expense over the loan term.

In December 2012, the Company entered into an amendment to its existing Revolving Credit Facility and Equipment Advance Facility pursuant to which Silicon Valley Bank agreed to extend an additional equipment advance facility of $3,000 (the “Supplemental Equipment Advance”). The Supplemental Equipment Advance may only be used to finance the purchase of equipment. The Supplemental Equipment Advance accrues interest at a fixed per annum rate of 3.0% and will be repayable in 33 consecutive monthly installments of principal and interest. The Supplemental Equipment Advance expires March 1, 2016. As of December 31, 2014, the Company had withdrawn the full amount available under the Supplemental Equipment Advance. In connection with the Supplemental Equipment Advance, the Company issued a warrant to Silicon Valley Bank to purchase 27 shares of common stock at $12.15 per share. This warrant was to expire in December 2022.

The fair value of the warrant was estimated at an aggregate of $213 using the Black-Scholes valuation model with the following assumptions: expected volatility of 57%; risk-free interest rate of 1.65%; expected life of 10 years; and no dividends. The fair value of the warrant was recorded as a discount to the Revolving Credit Facility and will be amortized to interest expense over the facility term. Together with the Series B convertible preferred stock warrant and the common stock warrants issued, a total of $251 and $159 was recognized as interest expense for 2013 and 2012, respectively, as a result of the amortization of the loan discounts. In May 2013, Silicon Valley Bank exercised the preferred stock warrant and common stock warrants using the cashless exercise feature, resulting in the net issuance of 68 shares of common stock. As a result, no such interest expense was recognized in 2014.

In September 2013, the Company entered into an amendment to the Revolving Credit Facility pursuant to which Silicon Valley Bank agreed to increase the Revolving Credit Facility to the lesser of $15,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the Revolving Credit Facility was extended to July 31, 2015 and the annual interest rate was amended to 0.25% over the Prime Rate, payable on a monthly basis. Additionally, the Company’s obligation to meet certain financial covenants will be waived when the Company’s unrestricted cash balance exceeds $50,000. As of December 31, 2014, approximately $13,900 was available for withdrawal under the Revolving Credit Facility. No amounts were outstanding pursuant to the Revolving Credit Facility as of December 31, 2014 and 2013. The Revolving Credit Facility, the Additional Equipment Advance Facility and the Supplemental Equipment Advance are all collateralized with all of the personal property of the Company, excluding shares of controlled foreign corporations, patents and copyrights.

Capital Lease Arrangement

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease has an effective interest rate of 6.0% and is repayable

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

in 36 consecutive equal monthly installments of principal and interest. At the end of the lease period, the Company has the option to purchase the equipment at the estimated fair market value. As of December 31, 2014, the net book value of the equipment under the capital lease was $1,439 and the remaining principal balance payable was $1,542. The capital lease is collateralized by the underlying computer equipment.

The Company’s outstanding balances under the capital lease and Equipment Advance Facilities as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Capital lease	$1,542	$2,598
Equipment Advance Facilities	1,697	3,771

	3,239	6,369
Discount on long-term debt	(31)	(154)

	$3,208	$6,215

The maturities of debt as of December 31, 2014 are as follows:

Years Ending
2015	$2,587
2016	652

3,239
Less:
Current portion	(2,587)
Discount on long-term debt	(31)

Noncurrent portion of debt	$621

In December 2014, the Company entered into a standby letter of credit for $1,293 with Silicon Valley Bank in connection with the non-cancelable lease for the Company’s corporate headquarters in San Francisco. This standby letter of credit does not impact the balances available for withdrawal under the Revolving Credit Facility, the Additional Equipment Advance Facility and the Supplemental Equipment Advance. As of December 31, 2014, no amount was drawn on this standby letter of credit.

Outstanding warrants to purchase the Company’s Series B preferred stock were classified as liabilities which were adjusted to fair value at each reporting period until the earlier of their exercise or expiration on the later date of October 30, 2018 or five years from the closing of the Company’s IPO, or the completion of a liquidation event, including the completion of an IPO, at which time the preferred stock warrant liability was automatically converted into a warrant to purchase shares of common stock and was reclassified to stockholders’ equity. The Company recorded a loss of $238 and $362 for 2013 and 2012, respectively, within other income (expenses), net to adjust the warrant liability to fair value. The fair values were determined using Level 3 inputs under the GAAP fair value hierarchy. No such fair value adjustment was recorded in 2014, as the as the underlying warrants were no longer outstanding subsequent to the Company’s IPO.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

8. Convertible Preferred Stock

Immediately prior to the close of the Company’s IPO, the Company’s outstanding convertible preferred stock (“Series A Stock,” “Series A-1 Stock,” “Series B Stock,” “Series C Stock,” “Series D Stock,” “Series E Stock,” “Series F Stock” and “Series F-1 Stock”) automatically converted at a rate of 1:1 into common stock. The following table summarizes information related to the Company’s convertible preferred stock prior to conversion into common stock:

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

Issuance of Preferred Stock

Concurrent with primary issuance of Series F Stock in January 2012, the Company also entered into an agreement with certain executives of the Company to repurchase certain common stock held by them, whereby the Company repurchased 365 shares of their common stock in the Company at the Series F preferred stock issuance price of $12.30 per share for an aggregate price of $4,488. At the date of the repurchase, the aggregate estimated fair value of the repurchased common stock was $1,898. As a result of this arrangement, the Company recorded stock-based compensation expense of $2,590 during 2012. Of this amount, $364, $317 and $1,909 were recorded as sales and marketing, research and development and general and administrative expenses, respectively, in the accompanying statements of comprehensive loss for the year ended December 31, 2012.

9. Common Stock

On February 12, 2013, the Company’s Board of Directors approved a Restated Certificate of Incorporation, which became effective upon the consummation of the Company’s IPO. The Restated Certificate of Incorporation amends the authorized share capital to 500,000 shares of common stock ($0.001 par value per share) and 10,000 shares of blank-check preferred stock ($0.001 par value per share).

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

As of December 31, 2014 and 2013, reserved shares of common stock are as follows:

	December 31,
	2014	2013
Options available for future grant under stock option plans	3,154	4,585
Options outstanding under stock option plans	6,376	4,855
RSUs outstanding under stock option plans	769	—
Shares available for future issuance under ESPP	1,005	854

	11,304	10,294

During 2012, the Company entered into common stock purchase agreements (“CSPAs”) with two members of the Board of Directors. In connection with the CSPAs, the Company sold 84 shares of common stock for a cumulative purchase price of $500. The underlying shares vested ratably on a monthly basis over 24 months. The CSPAs included a repurchase feature which provides the Company the option, but not the obligation, to repurchase any unvested shares upon termination at the original purchase price. As of December 31, 2014, all of the common shares issued under the CSPAs were vested.

10. Equity Award Plans

In April 2006, the Company’s Board of Directors adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-employee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase 85 and 180 shares of common stock as of December 31, 2014 and 2013, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability, as well as the fair value of vested outstanding options to non-employee consultants. As of December 31, 2014 and 2013, $826 and $1,215, respectively, has been recorded as a long-term liability on the accompanying consolidated balance sheets.

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which 4,500 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan at the time the 2013 Plan became effective are eligible for issuance under the 2013 Plan. The 2013 Plan became effective on March 21, 2013, at which time the Company ceased to grant equity awards under the 2006 Plan. The 2013 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first 10 calendar years through 2023, the number of shares of common stock reserved under the 2013 Equity Incentive Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Company’s Board of Directors. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by approximately 1,648 shares of common stock on January 1, 2014.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

Stock Options

Under the 2006 Plan and the 2013 Plan, the term of options granted may not exceed ten years. Unless the terms of an optionee’s stock option agreement provide otherwise, if an optionee’s service relationship with the Company, or any of its affiliates, ceases for any reason other than disability or death, the optionee may exercise the vested portion of any options for three months after the date of such termination. If an optionee’s service relationship with the Company, or any of its affiliates, ceases due to disability or death (or an optionee dies within a certain period following cessation of service), the optionee or a beneficiary may exercise any vested options for a period of 12 months. In no event, however, may an option be exercised beyond the expiration of its term.

A summary of activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2011	3,000	$1.71	6.23	$10,575

Options granted	2,046	7.48	8.34
Options exercised	(518)	3.23	—
Options forfeited and cancelled	(214)	3.66	—

Balances at December 31, 2012	4,314	1.71	7.11	$34,439

Options granted	1,594	11.98	9.26
Options exercised	(618)	2.42	—
Options forfeited and cancelled	(435)	8.60	—

Balances at December 31, 2013	4,855	6.56	7.85	$20,593

Options granted	3,558	9.39	8.35
Options exercised	(791)	3.12	—
Options forfeited and cancelled	(1,246)	9.51	—

Balances at December 31, 2014	6,376	$7.99	7.82	$9,697

Options exercisable as of December 31, 2014	2,887	$6.11	5.91	$9,501

Options vested as of December 31, 2014	2,331	$5.35	5.49	$8,987

Options vested and expected to vest as of December 31, 2014	5,985	$7.89	7.72	$9,660

The intrinsic value of options exercised during 2014, 2013 and 2012 was $5,615, $5,693, and $2,266, respectively. The total estimated fair value of options vested during 2014, 2013 and 2012 was $5,447, $3,110, and $1,572, respectively.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

The following table summarizes information about shares subject to stock options outstanding as of December 31, 2014:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)
$0.14 – $0.82	468	2.74
$2.39 – $2.70	770	5.47
$5.20 – $7.76	1,044	7.25
$8.17 – $9.87	2,858	9.49
$10.30 – $11.82	448	8.86
$12.12 – $14.18	788	7.43

	6,376

RSUs

A summary of RSUs granted and unvested under the 2013 Plan as of December 31, 2014 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Fair Value Per Unit
Granted and unvested at December 31, 2013	—	$—
RSUs granted	777	9.37
RSUs vested	—	—
RSUs forfeited	(8)	10.56

Granted and unvested at December 31, 2014	769	$9.36

Employee Stock Purchase Plan

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 Employee Stock Purchase Plan will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by approximately 329 shares on January 1, 2014. During 2014 and 2013, 178 and 146 shares, respectively, were issued under the 2013 ESPP.

11. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $9,242, $5,218 and $4,948 for 2014, 2013 and 2012, respectively.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate, and the expected life of options. The Company used the following assumptions:

	Years Ended December 31,
	2014	2013	2012
Dividend yield	—	—	—
Expected volatility	51.3%	55.0%	57.0%
Risk-free interest rate	1.89%	1.27%	0.95%
Expected life of options (in years)	6.25	6.25	6.25
Forfeiture rate	7.0%	7.0%	3.2% –7.0%
Weighted-average grant-date fair value	$4.77	$6.41	$4.37
Weighted-average grant-date exercise price	$9.39	$11.98	$7.48

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

Cash proceeds from the exercise of stock options were $2,472, $1,541, and $1,624 during 2014, 2013 and 2012, respectively.

Compensation expense is recognized ratably over the requisite service period. As of December 31, 2014 and 2013, there was $16,112 and $11,597, respectively, of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 3.0 and 2.7 years, respectively.

Prior to the consummation of the IPO, given the lack of an active public market for the Company’s outstanding Common and preferred stock, the Company’s Board of Directors established an estimate of fair value for these securities as well as for options and warrants to purchase these securities. The fair value of the Company’s common stock as used in the determination of the exercise price of stock options was estimated by the Board of Directors based on factors such as the liquidation preference, dividends and other rights of the outstanding preferred stock; recent financial and operating performance; the status of the Company’s development and sales efforts, revenue growth and additional objectives; the likelihood and proximity of an initial IPO; and the valuation of comparable companies that are publicly traded. Subsequent to the closing of the Company’s IPO, the Company has used the closing price of the Company’s common stock on the date of the stock option grant as the fair value of the Company’s common stock and the exercise price of the stock options.

For awards that are expected to result in a tax deduction, a deferred tax asset is established as the Company recognizes compensation expense. If the tax deduction exceeds the cumulative recorded compensation expense,

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

the tax benefit associated with the excess deduction is considered a windfall benefit. The excess tax benefit from share compensation plans is recorded in additional paid-in capital and classified as a financing cash flow on the consolidated statements of cash flows. The Company has elected to use the “with and without” approach as described in Accounting Standards Codification 740-20, “Intraperiod Tax Allocation,” in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized.

Restricted Stock and RSUs

As of December 31, 2014, there was $9,459 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted-average period of 2.2 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

12. Income Taxes

The components of the Company’s loss before (benefit from) provision for income taxes were as follows:

	Years Ended December 31,
	2014	2013	2012
United States of America	$(26,427)	$(24,197)	$(27,423)
International	(8,200)	(11,163)	1,162

	$(34,627)	$(35,360)	$(26,261)

The components of the (benefit from) provision for income taxes were as follows:

	Years Ended December 31,
	2014	2013	2012
Current income tax provision
Federal	$—	$—	$—
State	101	26	19
Foreign	700	557	310

Total current income tax provision	801	583	329

Deferred income tax (benefit) provision
Federal	(2,094)	—	—
State	(191)	—	—
Foreign	28	(91)	(108)

Total deferred income tax (benefit) provision	(2,257)	(91)	(108)

(Benefit from) provision for income taxes	$(1,456)	$492	$221

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

The differences in the total (benefit from) provision for income taxes that would result from applying the 34% federal statutory rate to loss before provision for income taxes and the reported provision for income taxes were as follows:

	Years Ended December 31,
	2014	2013	2012
Tax benefit at U.S. statutory rate	$(11,773)	$(12,022)	$(8,929)
State income taxes, net of federal benefit	(105)	19	19
Foreign income and withholding taxes	3,593	4,382	(184)
Stock-based compensation	984	863	458
Change in valuation allowance	5,982	4,437	9,082
Research and development credits	(807)	(776)	(823)
Uncertain tax positions	52	1,499	—
Provision to return adjustments	(53)	1,894	328
Other	671	196	270

	$(1,456)	$492	$221

Major components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Current
Accruals and reserves	$1,250	$1,816
Stock-based compensation	586	151
Other	118	(64)

Current deferred tax assets	1,954	1,903
Valuation allowance	(1,822)	(1,853)

Total current deferred tax asset, net of valuation allowance	132	50

Noncurrent
Net operating loss	34,586	27,355
Accruals and reserves	128	149
Research and development credits	4,791	3,391
Stock-based compensation	1,757	452
Property and equipment and intangible assets	543	914
Other	(235)	94

Noncurrent deferred tax assets	41,570	32,355
Valuation allowance	(41,531)	(32,205)

Total non-current deferred tax asset, net of valuation allowance	$39	$150

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

As a result of certain realization requirements of accounting guidance for stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2014, and 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Additional paid-in capital will be increased by $1,109 if and when such benefits are ultimately realized and reduce taxes payable.

The Code, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. An analysis was conducted through December 31, 2014 to determine whether an ownership change had occurred since inception. The analysis indicated that because an ownership change occurred in a prior year, federal and state net operating losses of $184 and $214, respectively, were significantly limited pursuant to IRC Section 382. In the event the Company has subsequent changes in ownership, net operating losses and research and development credit carryovers could be further limited and may expire unutilized.

As of December 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $99,779 and $85,288, respectively. The federal net operating loss carryforward will begin expiring in 2026 and the state net operating loss carryforward will begin expiring in 2016. As of December 31, 2014, the Company had federal and state research and development credits of approximately $3,938 and $3,497, respectively. The federal research and development credits will begin expiring in 2026. The state research and development credits are not currently subject to expiration. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. As part of the act, the research and development credit was retroactively extended. Accordingly, the Company did not record a federal research and development credit for 2012. While the applicable credit for 2012 was considered in 2014 and 2013, no financial statement benefit was recorded as the Company applies a valuation allowance against the credit generated.

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2014 and 2013 (except for the deferred income tax assets associated with the Company’s subsidiary in the United Kingdom). The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $9,295, $4,205 and $10,951 during the years ended December 31, 2014, 2013 and 2012, respectively.

The Company files U.S. state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deduction, the nexus of income among various tax jurisdictions and compliance with state, local and foreign tax laws. The Company is not currently under any examination by the U.S. state or foreign tax authorities. Because of net operating loss and credit carry forwards, all of the Company’s tax years dating to inception in 2007 remain open to examination.

As of December 31, 2014 and 2013, the Company did not have any unrecognized tax benefits that if recognized would impact the annual effective tax rate. During 2014, 2013 and 2012, the Company did not

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

recognize any interest or penalties related to unrecognized tax benefits. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Beginning balance as of January 1, 2014	$1,088
Increase in balances related to tax positions taken during the current period	394
Increase in balances related to tax positions taken during the prior period	99

Ending balance as of December 31, 2014	$1,581

The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2014 will significantly increase or decrease within the next twelve months.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $1,292 of undistributed earnings for certain foreign subsidiaries as of December 31, 2014. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

13. Net Loss Per Share Available to Common Stockholders

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

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net loss available to common stockholders	$(33,171)	$(35,852)	$(26,482)

Denominator:
Weighted average number of shares, basic and diluted	34,210	26,312	4,417

Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.97)	$(1.36)	$(6.00)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2014	2013	2012
Convertible preferred stock	—	—	18,753
Options to purchase common stock	6,376	4,855	4,314
Restricted stock units	769	—	—
Restricted common stock	580	—	—
Common stock subject to repurchase	85	180	284
Convertible preferred stock warrants	—	—	51
Common stock warrants	—	—	63

	7,810	5,035	23,465

14. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluation of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows:

	Years Ended December 31,
	2014	2013	2012
United States of America	$65,745	$52,725	$43,429
International	33,609	24,590	16,129

Total revenues, net	$99,354	$77,315	$59,558

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows:

	December 31,
	2014	2013
United States of America	$15,701	$14,050
International	573	367

Total long-lived assets, net	$16,274	$14,417

15. Commitments and Contingencies

Operating Leases

Rent expense for 2014, 2013 and 2012 was $7,478, $6,811, and $4,741, respectively.

The Company has leased office space in San Francisco, London, Austin, Chicago, Dublin, Hamburg, New York, Paris, Portland, Singapore, Sydney, Tokyo and Shanghai under non-cancelable operating leases, which expire between 2015 and 2022. Additionally, the Company leases the space utilized for data center operations.

Future minimum lease payments for significant operating leases as of December 31, 2014 were as follows:

Years Ending
2015	$6,278
2016	7,108
2017	6,817
2018	3,900
2019	3,800
Thereafter	7,893

$35,796

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2014 and 2013.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2014 and 2013.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees in the United States. The Board of Directors determines contributions made by the Company annually. The Company made no contributions under this plan for 2014, 2013 and 2012.

17. Related Party Transactions

In October 2013, the Company appointed James Barrese to the Board of Directors. Mr. Barrese is the Chief Technology Officer of PayPal, Inc, which is a customer of the Company. During 2014 and 2013, the Company recorded total revenues of $390 and $163, respectively, through its subscription agreements with PayPal, Inc. and their affiliate eBay Inc.

18. Subsequent Events

Acquisition

On February 12, 2015, the Company acquired SocialMoov, a Paris-based social advertising platform for Facebook and Twitter advertising. Under the terms of the agreement, total consideration for the acquisition was $18,750, consisting of $8,000 of cash, and $10,750 in common stock. The Company also agreed to grant approximately $2,000 in stock-based awards with time-based vesting to employees of SocialMoov that continued employment with the Company.

The results of SocialMoov’s operations will be included in the consolidated financial statements following the acquisition date. The Company is currently evaluating the purchase price allocation following the consummation of the transaction. It is not possible to disclose the preliminary purchase price allocation given the short period of time between the acquisition date and the filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2015.

MARIN SOFTWARE INCORPORATED

By:	/s/ JOHN A. KAELLE
John A. Kaelle Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Yovanno and John A. Kaelle, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ David A. Yovanno David A. Yovanno	Chief Executive Officer and Director (principal executive officer)	February 20, 2015

/s/ John A. Kaelle John A. Kaelle	Chief Financial Officer (principal financial and accounting officer)	February 20, 2015

/s/ Christopher A. Lien Christopher A. Lien	Executive Chairman and Director	February 20, 2015

/s/ Paul Auvil Paul Auvil	Director	February 20, 2015

/s/ James Barrese James Barrese	Director	February 20, 2015

/s/ L. Gordon Crovitz L. Gordon Crovitz	Director	February 20, 2015

/s/ Bruce Dunlevie Bruce Dunlevie	Lead Independent Director	February 20, 2015

/s/ Donald Hutchison Donald Hutchison	Director	February 20, 2015

/s/ Allan Leinwand Allan Leinwand	Director	February 20, 2015

/s/ Daina Middleton Daina Middleton	Director	February 20, 2015

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description of Document	Form	File No.	Exhibit	Filing Date

2.1	Amended and Restated Agreement and Plan of Reorganization by and among the Registrant, Infinity Acquisition Sub, Inc., Infinity Acquisition Sub II, L.L.C., NowSpots, Inc. and Fortis Advisors L.L.C. as Stockholders’ Agent as of May 30, 2014	8-K	001-35838	2.1	6/4/2014

3.1	Restated Certificate of Incorporation.	10-Q	001-35838	3.1	5/9/2013

3.2	Restated Bylaws.	10-Q	001-35838	3.2	5/9/2013

4.1	Form of Common Stock Certificate.	S-1/A	333-186669	4.1	3/15/2013

4.2	Amended and Restated Investors Rights’ Agreement, dated as of January 25, 2012, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-186669	4.2	2/13/2013

10.1	Form of Indemnification Agreement.	S-1/A	333-186669	10.1	3/4/2013

10.2#	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-186669	10.2	2/13/2013

10.3#	2013 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, and restricted stock unit award agreement.	S-1/A	333-186669	10.3	3/4/2013

10.4#	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-186669	10.4	3/4/2013

10.5	Office Lease, dated as of January 7, 2011, by and between the Registrant and 123 Mission, LLC, as amended.	S-1	333-186669	10.6	2/13/2013

10.6	Master Services Agreement, dated as of August 3, 2009, by and between the Registrant and Switch Communications Group L.L.C.	S-1	333-186669	10.7	2/13/2013

10.7	Amended and Restated Loan and Security Agreement, dated as of December 9, 2011, by and among the Registrant, Marin Software Limited and Silicon Valley Bank, as amended.					X

10.8#	Form of Severance and Change in Control Agreement between the Registrant and each of the executive officers.	S-1/A	333-186669	10.9	3/11/2013

10.9#	Offer Letter, dated as of February 15, 2011, by and between the Registrant and John Kaelle.	10-K	001-35838	10.9	2/28/2014

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description of Document	Form	File No.	Exhibit	Filing Date

10.10#	Offer Letter, dated as of October 31, 2006, by and between the Registrant and Peter Wooster.	10-Q	001-35838	10.10	5/8/2014

10.11#	Executive Bonus Compensation Plan.					X

10.12#	Release Agreement, dated July 8, 2014, by and between the Registrant and Peter Wooster.	10-Q	001-35838	10.12	8/7/2014

10.13#	Offer Letter, dated May 4, 2014, by and between the Registrant and David. A. Yovanno.	8-K	001-35838	10.1	5/8/2014

10.14#	Description of Director Compensation Program					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
#	Represents a management contract or compensatory plan.