Form 10-Q
period 2015-03-31
MARIN SOFTWARE INC
filed 2015-05-08
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2015, the registrant had 36,179,170 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	At March 31,
	2015	At December 31,
	(unaudited)	2014*
Assets
Current assets
Cash and cash equivalents	$52,798	$68,253
Accounts receivable, net	19,930	18,726
Prepaid expenses and other current assets	5,992	4,751
Total current assets	78,720	91,730
Property and equipment, net	16,943	16,274
Goodwill	19,898	11,527
Intangible assets, net	12,493	7,399
Other noncurrent assets	745	1,287
Total assets	$128,799	$128,217
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,292	$3,737
Accrued expenses and other current liabilities	12,323	12,053
Deferred revenues	1,734	2,052
Current portion of long-term debt	3,192	2,587
Total current liabilities	22,541	20,429
Long-term debt, less current portion	138	621
Other long-term liabilities	2,239	1,050
Total liabilities	24,918	22,100
Stockholders’ equity
Common stock, $0.001 par value - 500,000 shares authorized, 36,771 and 35,846 shares issued, 36,145 and 35,181 outstanding at March 31, 2015, and December 31, 2014, respectively	36	35
Additional paid-in capital	261,621	253,221
Accumulated deficit	(156,052)	(146,392)
Accumulated other comprehensive loss	(1,724)	(747)
Total stockholders’ equity	103,881	106,117
Total liabilities and stockholders’ equity	$128,799	$128,217

*	Derived from our audited consolidated financial statements as of December 31, 2014.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues, net	$26,413	$22,815
Cost of revenues	9,709	8,383
Gross profit	16,704	14,432
Operating expenses
Sales and marketing	12,157	11,989
Research and development	8,484	6,083
General and administrative	5,720	4,416
Total operating expenses	26,361	22,488
Loss from operations	(9,657)	(8,056)
Interest expense, net	(11)	(66)
Other income, net	244	4
Loss before provision for income taxes	(9,424)	(8,118)
Provision for income taxes	(236)	(188)
Net loss	(9,660)	(8,306)
Foreign currency translation adjustments	(977)	129
Comprehensive loss	$(10,637)	$(8,177)
Net loss per share available to common stockholders, basic and diluted	$(0.27)	$(0.25)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	35,745	33,112
Stock-based compensation is allocated as follows (Note 8):
Cost of revenues	$229	$211
Sales and marketing	715	403
Research and development	1,627	437
General and administrative	924	446
Amortization of intangible assets is allocated as follows (Note 4):
Cost of revenues	$215	$—
Sales and marketing	180	—
Research and development	216	—
General and administrative	35	—

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(9,660)	$(8,306)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,630	1,350
Amortization of internally developed software	542	445
Amortization of intangible assets	646	—
Loss on disposal of property and equipment	4	—
Unrealized foreign currency gain	(243)	—
Noncash interest expense related to warrants issued in connection with debt	9	46
Stock-based compensation related to equity awards and restricted stock	3,495	1,497
Provision for bad debts	100	167
Deferred income tax benefits	(80)	—
Excess tax benefits from stock-based award activities	(8)	(69)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(26)	(7)
Prepaid expenses and other current assets	(1,215)	(488)
Other assets	552	(208)
Accounts payable	961	324
Deferred revenues	(318)	(491)
Accrued expenses and other current liabilities	(169)	(1,569)
Net cash used in operating activities	(3,780)	(7,309)
Investing activities
Purchases of property and equipment	(2,342)	(782)
Capitalization of internally developed software	(827)	(617)
Acquisitions of businesses, net of cash acquired	(7,509)	—
Net cash used in investing activities	(10,678)	(1,399)
Financing activities
Repayment of notes payable	(929)	(877)
Repurchase of unvested shares	(2)	(1)
Proceeds from exercise of common stock options	333	768
Proceeds from employee stock purchase plan	361	347
Stock issuance costs	(51)	—
Excess tax benefits from stock-based award activities	8	69
Net cash (used in) provided by financing activities	(280)	306
Effect of foreign exchange rate changes on cash and cash equivalents	(717)	129
Net decrease in cash and cash equivalents	(15,455)	(8,273)
Cash and cash equivalents
Beginning of period	68,253	104,407
End of period	$52,798	$96,134
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$1,027	$100
Issuance of common stock in connection with business acquisition	4,337	—

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year ended December 31, 2015, or for other interim periods or for future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The condensed consolidated balance sheet as of December 31, 2014, is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2015.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01 (Subtopic 225-20), Income Statement – Extraordinary and Unusual Items. The new standard eliminates the concept of an extraordinary item from current accounting guidance. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item from its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings per share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that this guidance will have a material effect on the Company’s consolidated results of operation or financial condition.

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its consolidated results of operations or financial condition.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance as it relates to such awards. This guidance is effective for the Company in its first quarter of fiscal year ending December 31, 2017. The Company is currently evaluating the impact of our pending adoption of this ASU on its consolidated financial statements.

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

These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 31, 2017, though in April 2015 the FASB tentatively decided to defer this effective date for one year. The Company is currently in the process of evaluating the impact of pending adoption of this guidance on its consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash equivalents were $41,036 and $58,027 as of March 31, 2015, and December 31, 2014, respectively.

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

The Company’s cash equivalents as of March 31, 2015, and December 31, 2014, consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2015, and December 31, 2014.

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

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of March 31, 2015, and December 31, 2014, the Company recorded an allowance for potential customer credits in the amount of $658 and $508, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. The Company capitalized internally developed software costs of $827 and $617 during the three months ended March 31, 2015 and 2014, respectively. Amortization of capitalized costs related to internally developed software for the three months ended March 31, 2015 and 2014, was $542 and $445, respectively. As of March 31, 2015, and December 31, 2014, unamortized internally developed software costs totaled $5,761 and $5,476, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

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

In addition, we evaluate our goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that these assets may be impaired. No goodwill impairment has been identified in any of the periods presented.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, excluding goodwill, for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment exists when the carrying value of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses during the periods presented.

Operating Leases

The Company’s operating lease agreements include provisions for tenant improvement allowances, certain rent holidays and escalations in the base price of the rent payment. The Company defers tenant improvement allowances and amortizes the balance as a reduction to rent expense over the lease term. The Company records rent holidays and rent escalations on a straight-line basis over the lease term. Deferred rent is included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

•	persuasive evidence of an arrangement exists;
•	the Company’s platform is made available to the customer;
•	the fee is fixed or determinable; and
•	collection is reasonably assured.

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

The Company applies the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of March 31, 2015, the Company did not have stand-alone value for the professional services and training services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

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

Stock options issued to non-employees such as consultants are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The fair value of options granted to consultants is expensed when vested, and such vested outstanding options are recognized as liabilities on the accompanying unaudited condensed consolidated balance sheets. Non-employee stock-based compensation expense was not material for all periods presented.

See Note 8 for further information.

2. Business Combinations

The Company accounts for business combinations using the acquisition accounting method in which the tangible and identifiable assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective purchase price and fair values of identifiable net assets. The goodwill arising from each of the Company’s two acquisitions described below is primarily attributable to the value of the synergies expected to arise from combining the technology and operations of the Company and the acquired entity and is not expected to be deductible for tax purposes.

Best estimates and assumptions are used in the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date. These estimates and assumptions are inherently uncertain and subject to further refinement. As a result, during the measurement period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill. After the measurement period, adjustments are recorded in the operating results in the period in which the adjustments were determined.

SocialMoov S.A.S.

On February 12, 2015, pursuant to the terms of a Share Purchase Agreement, the Company acquired all outstanding shares of capital stock of SocialMoov S.A.S. (“SocialMoov”), with SocialMoov surviving as a wholly-owned subsidiary of the Company. Based in Paris, France, SocialMoov is a provider of social advertising tools for advertisers and agencies.

The fair value of assets acquired and liabilities assumed was recorded based on a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized are related to the fair values of intangible assets acquired and residual goodwill. The results of operations and the preliminary fair values of the assets acquired and liabilities assumed have been included in the accompanying unaudited condensed financial statements since the acquisition date. Revenue from SocialMoov was not material for the three months ended March 31, 2015.

The total purchase price for the acquisition was $13,195, which consisted of 636 shares of the Company’s common stock valued at $4,337 upon the closing date using the Company’s closing date stock price immediately preceding the acquisition, and $8,858 in cash. Of the cash consideration paid, $1,894 was held in escrow to secure indemnification obligations of the shareholders of SocialMoov to the Company following the closing, which has not been released as of the filing date of this Quarterly Report on Form 10-Q.

In addition, the Company will issue 927 shares of common stock (with a closing date fair value of $6,487) to existing shareholders of SocialMoov that are also employees of SocialMoov in connection with the acquisition, which are conditioned upon such employees’ continuous employment with the Company. These shares have been excluded from the purchase consideration and will be recognized as post-acquisition stock-based compensation expense. The Company also agreed to grant approximately $2,032 in stock-based awards with time-based vesting to employees of SocialMoov that continued employment with SocialMoov subsequent to the acquisition. These stock-based awards were not granted as of March 31, 2015. The Company recognizes compensation expense equal to the grant date fair value of the common stock or stock-based awards on a straight-line basis over the employee’s requisite service period.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and residual goodwill:

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$2,844	N/A
Liabilities assumed (see Note 5)	(3,760)	N/A
Developed technology	3,360	5 years
Customer relationships	2,080	4 years
Tradename	300	3 years
Goodwill	8,371	Indefinite
Total purchase price	$13,195

NowSpots, Inc.

On June 2, 2014, the Company acquired NowSpots, Inc. (which conducted business as Perfect Audience (“Perfect Audience”)), which provides audience retargeting in the display and social advertising channels. The total purchase price for the acquisition was $16,470, which consisted of 1,119 shares of the Company’s common stock valued at the closing date, and $5,275 in cash. The fair value of assets acquired and liabilities assumed was recorded based on a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized are related to certain acquired tangible assets and liabilities and residual goodwill. In addition, the Company issued 630 shares of common stock (with a closing date fair value of $6,301) to existing Perfect Audience employees in connection with the acquisition, which are conditioned upon such employees’ continuous employment with the Company. These shares have been excluded from the purchase consideration and will be recognized as post-acquisition stock-based compensation expense.

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	March 31,	December 31,
	2015	2014
Computer equipment	$22,968	$21,422
Software	11,849	11,022
Office equipment	826	795
Furniture, fixtures and leasehold improvements	2,539	2,092
	38,182	35,331
Less: Accumulated depreciation and amortization	(21,239)	(19,057)
	$16,943	$16,274

Depreciation and amortization of internally developed software for the three months ended March 31, 2015 and 2014 was $2,172 and $1,795, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	March 31,	December 31,
	2015	2014
Accrued salary and payroll related expenses	$5,238	$6,017
Accrued accounts payable	3,914	3,709
Customer advances	1,501	1,366
Income tax payable	204	377
Sales and use tax payable	506	263
Deferred tax liabilities	287	—
Deferred rent and other	673	321
	$12,323	$12,053

4. Goodwill and Intangible Assets

The goodwill balance as of March 31, 2015, totaling $19,898 was the result of the business combinations disclosed in Note 2 of these unaudited condensed consolidated financial statements.

Intangible assets, excluding goodwill, consisted of the following:

	March 31,	Estimated
	2015	Useful Life
Developed technology	$9,470	5-6 years
Customer relationships	3,370	4 years
Non-compete agreements and tradenames	1,430	2-3 years
	14,270
Less: accumulated amortization	(1,777)
	$12,493

Amortization expense of intangible assets was $646 for the three months ended March 31, 2015, and none for the comparative period presented.

Future estimated amortization of intangible assets as of March 31, 2015, is presented below:

Remaining nine months of 2015	$2,423
Year ending December 31, 2016	3,006
Year ending December 31, 2017	2,775
Year ending December 31, 2018	2,450
Year ending December 31, 2019 and thereafter	1,839
$12,493

5. Debt

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease has an effective interest rate of 6.0% and is repayable in 36 consecutive equal monthly installments of principal and interest. At the end of the lease period, the Company has the option to purchase the equipment at the estimated fair market value. As of March 31, 2015, and December 31, 2014, the net book value of the equipment under the capital lease was $1,175 and $1,439, respectively, and the remaining principal balance payable was $1,277 and $1,542, respectively.

In September 2013, the Company entered into an amendment to its existing revolving credit facility pursuant to which Silicon Valley Bank agreed to increase the revolving credit facility to the lesser of $15,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the revolving credit facility was extended to July 31, 2015, and the annual interest rate was amended to 0.25% over the Prime Rate payable on a monthly basis. Additionally, the Company’s obligation to meet certain financial covenants will be waived while the Company’s unrestricted cash balance exceeds $50,000. No amounts were outstanding pursuant to the revolving credit facility as of March 31, 2015, and December 31, 2014.

In December 2014, the Company entered into a standby letter of credit for $1,293 with Silicon Valley Bank in connection with the non-cancelable lease for the Company’s corporate headquarters in San Francisco. This standby letter of credit does not impact the balances available for withdrawal under the revolving credit facility or other facilities available to the Company. As of March 31, 2015, and December 31, 2014, no amount was drawn on this standby letter of credit.

In connection with the acquisition of SocialMoov on February 12, 2015 (see Note 2), the Company assumed outstanding debt totaling approximately $1,043, which consisted primarily of individual loans payable to (a) an agency of the French government, (b) a French public-sector investment bank and (c) a French private-sector financial institution (collectively, the “SocialMoov loans”). As a result, the outstanding balances have been classified as current liabilities on the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2015, the remaining principal balance payable under the SocialMoov loans was $830, and they were fully repaid subsequent to March 31, 2015.

The maturities of all outstanding debt, including the capital lease arrangement and SocialMoov loans, as of March 31, 2015, are as follows:

Year Ending
2015	3,192
2016	161
3,353
Less:
Current portion	(3,192)
Discount on long-term debt	(23)
Noncurrent portion of debt	$138

6. Common Stock

As of March 31, 2015, and December 31, 2014, the Company was authorized to issue 500,000 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	March 31,	December 31,
	2015	2014
Options available for future grant under stock option plans	3,276	3,154
Options outstanding under stock option plans	7,071	6,376
RSUs outstanding under stock option plans	1,457	769
Shares available for future issuance under ESPP	1,034	1,005
Shares to be issued in connection with acquisition of SocialMoov	927	—
	13,765	11,304

7. Equity Award Plans

In April 2006, the Company’s Board of Directors adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-employee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase 60 and 85 shares of common stock as of March 31, 2015, and December 31, 2014, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability, as well as the fair value of vested outstanding options to non-employee consultants. As of March 31, 2015, and December 31, 2014, $563 and $826, respectively, has been recorded as a long-term liability on the accompanying unaudited condensed consolidated balance sheets.

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which 4,500 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan at the time the 2013 Plan became effective are eligible for issuance under the 2013 Plan. The 2013 Plan became effective on March 21, 2013, at which time the Company ceased to grant equity awards under the 2006 Plan. The 2013 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first ten calendar years through 2023, the number of shares of common stock reserved under the 2013 Equity Incentive Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Company’s Board of Directors. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by approximately 1,792 shares of common stock on January 1, 2015.

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price Per Share	(in Years)	Value
Balances at December 31, 2014	6,376	$7.99	7.82	$9,697
Options granted	1,265	6.53	9.93
Options exercised	(289)	1.21	—
Options forfeited and cancelled	(281)	9.84	—
Balances at March 31, 2015	7,071	7.93	8.25	$4,113
Options exercisable	2,534	$6.56	6.23	$4,107
Options vested	2,148	$6.04	6.01	$4,087
Options vested and expected to vest	6,584	$7.90	8.16	$4,112

RSUs

A summary of RSUs granted and unvested under the 2013 Plan as of March 31, 2015, is as follows:

	RSUs Outstanding
		Weighted Average
	Number of	Fair Value
	RSUs	Per Unit
Granted and unvested at December 31, 2014	769	$9.36
RSUs granted	723	6.49
RSUs vested	—	—
RSUs forfeited	(35)	8.34
Granted and unvested at March 31, 2015	1,457	$7.96

Employee Stock Purchase Plan

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 Employee Stock Purchase Plan will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by approximately 358 shares on January 1, 2015. During the three months ended March 31, 2015 and 2014, respectively, no shares were issued under the 2013 ESPP.

8. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $3,495 and $1,497 for the three months ended March 31, 2015 and 2014, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions:

	Three Months Ended March 31,
	2015	2014
Dividend yield	—	—
Expected volatility	49.5%	51.3%
Risk-free interest rate	1.79%	1.94%
Expected life of options (in years)	6.25	6.25
Forfeiture rate	7.0%	7.0%

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

Cash proceeds from the exercise of stock options were $333 and $768 during the three months ended March 31, 2015 and 2014, respectively.

Compensation expense is recognized ratably over the requisite service period. As of March 31, 2015, there was $17,490 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 3.0 years.

Prior to the consummation of the IPO, given the lack of an active public market for the Company’s outstanding Common and preferred stock, the Company’s Board of Directors established an estimate of fair value for these securities as well as for options and warrants to purchase these securities. The fair value of the Company’s common stock as used in the determination of the exercise price of stock options was estimated by the Board of Directors based on factors such as the liquidation preference, dividends and other rights of the outstanding preferred stock; recent financial and operating performance; the status of the Company’s development and sales efforts, revenue growth and additional objectives; the likelihood and proximity of an initial IPO; and the valuation of comparable companies that were publicly traded. Subsequent to the closing of the Company’s IPO, the Company has used the closing price of the Company’s common stock on the date of the stock option grant as the fair value of the Company’s common stock and the exercise price of the stock options.

Restricted Stock and RSUs

As of March 31, 2015, there was $17,807 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted-average period of 2.3 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

9. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Income tax expense for the three months ended March 31, 2015 and 2014, was $236 and $188 on pre-tax losses of $9,424 and $8,118, respectively. As of March 31, 2015, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

As of March 31, 2015, the Company’s gross uncertain tax benefits totaled $1,581, and none of the Company’s uncertain tax benefits, including related accrued interest and penalties, would affect the Company’s effective tax rate if recognized.

10. Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net loss per share available to common stockholders excludes those shares subject to repurchase related to unvested common shares, stock options that were exercised prior to vesting, restricted stock issued and RSUs settled for shares of common stock, as these shares are not deemed to be outstanding for accounting purposes until they vest. The diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of common stock subject to repurchase, stock options to purchase common stock, restricted common stock issued and RSUs settled for shares of common stock.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(9,660)	$(8,306)
Denominator:
Weighted average number of shares, basic and diluted	35,745	33,112
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.27)	$(0.25)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	7,071	4,510
Restricted stock units	1,457	—
Restricted common stock issued	565	—
Common stock subject to repurchase	60	143
	9,153	4,653

11. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended March 31,
	2015	2014
United States of America	$17,315	$14,880
International	9,098	7,935
Total revenues, net	$26,413	$22,815

Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows for the periods presented:

	March 31,	December 31,
	2015	2014
United States of America	$16,344	$15,701
International	599	573
Total long-lived assets, net	$16,943	$16,274

12. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended March 31, 2015 and 2014, was $1,969 and $1,899, respectively.

Future minimum lease payments for significant operating leases as of March 31, 2015, were as follows:

Remaining nine months of 2015	$4,821
Year ending December 31, 2016	7,238
Year ending December 31, 2017	6,920
Year ending December 31, 2018	4,008
Year ending December 31, 2019 and thereafter	11,875
$34,862

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheets as of March 31, 2015, and December 31, 2014.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheets as of March 31, 2015, and December 31, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2014, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 20, 2015. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide a leading cross-channel advertising cloud platform that enables digital marketers to improve performance of their online advertising campaigns, realize efficiencies and time savings, and make better business decisions. Our integrated platform is a software-as-a-service, or SaaS, analytics, workflow, and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend across search, display, social and mobile advertising channels. Our software solution is designed to help our customers:

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

In December 2014, our customers collectively managed more than $7.2 billion in annualized advertising spend on our platform and for the quarter ended March 31, 2015, we had 820 active advertisers using our solution globally across a wide range of industries. We market and sell our solutions to advertisers directly and through leading advertising agencies. For the three months ended March 31, 2015, our revenues grew 16% to $26.4 million from $22.8 million for the three months ended March 31, 2014. We incurred a net loss of $9.7 million for the three months ended March 31, 2015, as compared to a net loss of $8.3 million for the three months ended March 31, 2014.

We earn revenues principally from subscription contracts under which we provide advertisers with access to our search, social and display advertising management platform, either directly or through the advertiser’s relationship with an agency that has a contract with us. In accordance with the subscription contracts, we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. Our contracts are generally one year or longer in length. Under our subscription contracts with most of our direct advertisers and some of our agency customers, customers are contractually committed to a monthly minimum fee, which is payable on a monthly basis over the duration of the contract and is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed monthly minimum fee. Our contractual arrangement is with the advertising agency and the advertiser is not a party to the terms of the contract. Accordingly, most advertisers through our agency customers do not have a commitment to use our services and the advertisers may be added or removed from our platform at the discretion of the respective agency. We invoice the advertising agency for the amounts due under the contract. Historically, approximately half of our revenues have been earned from advertising agency customers. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform. Our deferred revenues consist of the unearned portion of billed subscription fees.

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

The majority of our revenues are derived from our advertisers in the United States. We believe the markets outside of the United States offer an opportunity for growth, and we intend to make additional investments in sales and marketing to expand in these markets. Advertisers from outside of the United States represented 34% and 35% of total revenues for the three months ended March 31, 2015 and 2014, respectively.

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

We completed our acquisitions of NowSpots, Inc., which conducted business as Perfect Audience, or Perfect Audience, and SocialMoov S.A.S., or SocialMoov, in June 2014 and February 2015, respectively, to complement our product offerings. These acquisitions are more fully described in Note 2 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Key Factors Affecting Our Performance

Number of Active Advertisers

We define an active advertiser as an advertiser from whom we recognized revenues in excess of $2,000 in at least one month in a period. We believe the $2,000 threshold best identifies advertisers who are actively using our platform. We focus on revenues in at least one month in a period to account for seasonality in advertising spend by our customers, some of whom may not run digital advertising campaigns in every month of a year but still represent an active advertiser on our platform. We count organizations within the same corporate structure as one advertiser, even if they have signed separate contracts with us for different brands or divisions, whether they are a direct advertiser or an advertiser through an agency. When our subscription contract is with an advertising agency, we include each advertiser whose advertising spend is managed by the agency through our platform as a different advertiser. Advertisers who have advertising spend managed by multiple agencies on our platform are counted as one advertiser. We believe that our ability to increase the number of active advertisers using our platform is a leading indicator of our ability to grow revenues. We had 820 and 704 active advertisers in the quarters ending March 31, 2015 and 2014, respectively. While our active advertiser count has increased over time, this metric can also fluctuate from quarter to quarter due to seasonality and timing and amount of revenue contributed from new active advertisers and therefore, there is not necessarily a direct correlation between the amount of increased revenues and the change in active advertisers in a particular period.

Revenue Retention Rate

We believe our ability to retain and grow revenues from our existing advertisers is an indicator of the stability of our revenue base and the long-term value of our advertiser relationships. We assess our ability to retain and grow subscription revenues using a metric we refer to as revenue retention rate. We calculate our revenue retention rate metric by dividing retained revenues by retention base revenues. We define retention base revenues as revenues from all advertisers in the corresponding prior period, and we define retained revenues as revenues from all advertisers from the prior period that remain advertisers in the current period. This metric is calculated on a quarterly basis, and for annual periods, we use an average of the quarterly metrics. Although we have lost individual advertisers over time, advertisers who have remained on our platform have generally, in the aggregate, increased their advertising spend on our platform. At the same time, advertising spend on our platform may vary quarter to quarter, and as a result, quarterly revenue retention rates may fluctuate quarter to quarter. Our annual revenue retention rate was 97% during the year ended December 31, 2014.

Annualized Advertising Spend on our Platform

We calculate annualized advertising spend as advertising spend in the last month of a period multiplied by 12. We believe that increases in annualized advertising spend generally lead to increases in revenues over time. However, we believe that other factors related to the terms of customer agreements and seasonality can make it difficult to directly correlate annual advertising spend to changes in revenues in a particular period. Our customers collectively managed $7.2 billion in annualized advertising spend on our platform in December 2014.

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

Cost of Revenues

Cost of revenues primarily includes personnel costs, consisting of salaries, benefits, bonuses and stock-based compensation, for employees associated with our cloud infrastructure and global services for implementation and ongoing customer service organizations. Other costs of revenues include fees paid to contractors who supplement our support and data center personnel, expenses related to the use of a third-party data center, depreciation of data center equipment, amortization of internally developed software, amortization of intangible assets and allocated overhead.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues, net	$26,413	$22,815
Cost of revenues (1) (2)	9,709	8,383
Gross profit	16,704	14,432
Operating expenses
Sales and marketing (1) (2)	12,157	11,989
Research and development (1) (2)	8,484	6,083
General and administrative (1) (2)	5,720	4,416
Total operating expenses	26,361	22,488
Loss from operations	(9,657)	(8,056)
Interest expense, net	(11)	(66)
Other income, net	244	4
Loss before provision for income taxes	(9,424)	(8,118)
Provision for income taxes	(236)	(188)
Net loss	$(9,660)	$(8,306)
Other financial data:
Adjusted EBITDA (3)	$(3,763)	$(5,381)
(1)	Stock-based compensation included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenues	$229	$211
Sales and marketing	715	403
Research and development	1,627	437
General and administrative	924	446

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenues	$215	$—
Sales and marketing	180	—
Research and development	216	—
General and administrative	35	—

(3)

We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, the amortization of intangible assets, the capitalization of internally developed software, interest expense, net, the benefit from or provision for income taxes, other income or expenses, net and non-recurring costs associated with acquisitions. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss	$(9,660)	$(8,306)
Depreciation	1,630	1,350
Amortization of internally developed software	542	445
Amortization of intangible assets	646	—
Interest expense, net	11	66
Provision for income taxes	236	188
EBITDA	(6,595)	(6,257)
Stock-based compensation expense	3,495	1,497
Capitalization of internally developed software	(827)	(617)
Acquisition related expenses	408	—
Other income, net	(244)	(4)
Adjusted EBITDA	$(3,763)	$(5,381)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods.

	Three Months Ended March 31,
	2015	2014
Revenues, net	100%	100%
Cost of revenues	37	37
Gross profit	63	63
Operating expenses
Sales and marketing	46	53
Research and development	32	27
General and administrative	22	18
Total operating expenses	100	98
Loss from operations	(37)	(35)
Interest expense, net	—	(1)
Other income, net	1	—
Loss before provision for income taxes	(36)	(36)
Provision for income taxes	(1)	(1)
Net loss	(37)%	(37)%

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Total revenues	$26,413	$22,815	$3,598	16%

Subscription revenues for the three months ended March 31, 2015, increased by $3.6 million, or 16%, as compared to the three months ended March 31, 2014. This increase was driven by growth in revenues from both new and existing advertisers in all geographies as our ongoing investment in sales and marketing resources resulted in increased worldwide demand for our platform. During the three months ended March 31, 2015, we generated $0.9 million of revenue from new advertisers. We define a new advertiser as an advertiser from whom we earned revenue during the current fiscal period and from whom we did not earn any revenue during the previous corresponding period. There were no customers that accounted for greater than 10% of our revenues during the three months ended March 31, 2015 or 2014.

Revenues in the three months ended March 31, 2015, from the United States and international locations represented 66% and 34%, respectively, of revenues, and in the three months ended March 31, 2014, revenues from the United States and international locations represented 65% and 35%, respectively, of revenues.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenues	$9,709	$8,383	$1,326	16%
Gross profit	16,704	14,432	2,272	16
Gross profit percentage	63%	63%

Cost of revenues for the three months ended March 31, 2015, increased $1.3 million, or 16%, compared to the three months ended March 31, 2014. This primarily resulted from increases of $0.5 million in hosting costs to support the increased use of our hosted platform, $0.3 million in depreciation and amortization expense (related to internally developed software) and $0.1 million in compensation and benefits expenses, resulting from an increase in the average number of global services and platform infrastructure personnel during the three months ended March 31, 2015, as well as $0.2 million related to amortization of intangible assets acquired as part of the acquisitions of Perfect Audience in June 2014 and SocialMoov in February 2015.

Our gross margin remained consistent at 63% during the three months ended March 31, 2015 and 2014.

Sales and Marketing

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$12,157	$11,989	$168	1%
Percent of revenues, net	46%	53%

Sales and marketing expenses for the three months ended March 31, 2015, increased $0.2 million, or 1%, compared to the three months ended March 31, 2014. The increase was primarily due to the amortization of intangible assets acquired as part of the acquisitions of Perfect Audience in June 2014 and SocialMoov in February 2015, which amounted to $0.2 million for the three months ended March 31, 2015.

Research and Development

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Research and development	$8,484	$6,083	$2,401	39%
Percent of revenues, net	32%	27%

Research and development expenses for the three months ended March 31, 2015, increased $2.4 million, or 39%, compared to the three months ended March 31, 2014. This primarily reflected an increase in average research and development headcount during the three months ended March 31, 2015, resulting in an increase of $1.9 million in compensation expense. During the three months ended March 31, 2015, allocated overhead increased $0.1 million due to the increase in headcount, and amortization of intangible assets acquired as part of the acquisitions of Perfect Audience in June 2014 and SocialMoov in February 2015 amounted to $0.2 million.

General and Administrative

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
General and administrative	$5,720	$4,416	$1,304	30%
Percent of revenues, net	22%	18%

General and administrative expenses for the three months ended March 31, 2015, increased $1.3 million, or 30%, compared to the three months ended March 31, 2014. Compensation, benefits and other employee-related expenses increased by $0.8 million, as we added employees to support the growth of our business. We also incurred $0.4 million in costs directly related to the acquisition of SocialMoov in February 2015.

Other Income (Expenses), Net and Interest (Expense), Net

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Other income (expenses), net and interest (expense), net	$233	$(62)	$295	476%

Other income (expenses), net primarily consists of foreign currency transaction gains and losses. The increase of $0.3 million, or 476%, in other income (expenses), net, and interest (expense), net, during the three months ended March 31, 2015, was primarily due to an increase of $0.2 million in net foreign exchange gains due primarily to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Provision for income taxes	$236	$188	$48	26%

Provision for income taxes for the three months ended March 31, 2015, totaled $0.2 million, primarily as a result of revenues generated from our foreign operations.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines to fund capital purchases. As of March 31, 2015, our principal sources of liquidity were our cash and cash equivalents of $52.8 million, access to borrowing under our fully available $15.0 million revolving credit facility and our capital lease arrangement. The approximate weighted average interest rate on our outstanding borrowings as of March 31, 2015 (excluding the loans assumed as a result of the acquisition of SocialMoov, which were fully repaid subsequent to March 31, 2015, as more fully described in Note 5 to the unaudited condensed consolidated financial statements), was 3%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure. We also have an outstanding irrevocable letter of credit for $1.3 million related to the non-cancelable lease for our corporate headquarters in San Francisco, California.

We presently maintain cash balances in our foreign subsidiaries. As of March 31, 2015, we had $52.8 million of cash and cash equivalents, of which only $9.3 million was held by our foreign subsidiaries. In the future, we plan to increase the invoicing and remittance of proceeds from our international operations in our foreign subsidiaries’ bank accounts. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(3,780)	$(7,309)
Net cash used in investing activities	(10,678)	(1,399)
Net cash (used in) provided by financing activities	(280)	306
Effect of foreign exchange rate changes on cash and cash equivalents	(717)	129
Net decrease in cash and cash equivalents	$(15,455)	$(8,273)

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

Cash used in operating activities during the three months ended March 31, 2015, of $3.8 million was primarily the result of a net loss of $9.7 million and a $0.2 million net increase in working capital items (exclusive of changes due to net liabilities assumed from the acquisition of SocialMoov in February 2015), most notably (1) an increase in prepaid expenses and other current assets, and other (noncurrent) assets, of $0.7 million related to the growth of our operations and timing of related disbursements; (2) a decrease in deferred revenues of $0.3 million related to the timing of the collection of minimum fees at the start of our subscription agreements; and (3) a net increase in accounts payable and accrued expenses and other current and noncurrent liabilities of $0.8 million due to the timing of related disbursements and customer advances. This was partially offset by non-cash expenses of $6.1 million, which included depreciation, amortization, unrealized foreign currency gain or loss, stock-based compensation expense and deferred income tax benefits, which increased primarily due to capital expenses and headcount growth, primarily related to continued investment in our business, as well as the acquisition of SocialMoov.

Cash used in operating activities during the three months ended March 31, 2014, of $7.3 million was primarily the result of a net loss of $8.3 million, partially offset by non-cash expenses of $3.6 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. These uses of funds were further increased by a $2.6 million net change in working capital items, most notably due to decreases in deferred revenue and accrued expenses and other liabilities of $2.1 million, increases in accounts receivable, prepaid expenses and other assets of $0.9 million related to the growth of our operations and timing of related receipts and disbursements and an increase in accounts payable of $0.4 million.

Investing Activities

During the three months ended March 31, 2015 and 2014, investing activities primarily consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internally developed hosted software platform. We expect to continue to invest in property and equipment and develop our software platform for the foreseeable future. Investing activities during the three months ended March 31, 2015, are also inclusive of cash paid for the acquisition of SocialMoov of $8.9 million, net of cash acquired of $1.4 million.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2015, was $0.3 million. This was primarily due to $0.9 million net repayments under the loans assumed in the SocialMoov acquisition, our credit facility and our capital lease arrangement, partially offset by $0.7 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan.

Cash provided by financing activities during the three months ended March 31, 2014 was $0.3 million. This was primarily related to $1.1 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan. These amounts were partially offset by $0.9 million in net repayments under our credit facility and capital lease arrangement.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and our data center, as well as debt obligations under our credit facilities with Silicon Valley Bank. As of March 31, 2015, the future minimum payments under these commitments, as well as obligations under our credit facilities, were as follows:

	Payments Due By Period
	(In thousands)
	Debt Obligations	Interest Expense Payments	Operating Leases	Total
Remaining nine months of 2015	$3,192	$20	$4,821	$8,033
Year ending December 31, 2016	161	1	7,238	7,400
Year ending December 31, 2017	—	—	6,920	6,920
Year ending December 31, 2018	—	—	4,008	4,008
Year ending December 31, 2019 and thereafter	—	—	11,875	11,875
Total	$3,353	$21	$34,862	$38,236

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of March 31, 2015.

In addition to the obligations in the table above, we have approximately $0.1 million of unrecognized tax benefits that have been recorded as liabilities as of March 31, 2015. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of March 31, 2015, other than operating leases and a standby letter of credit, as described in the notes to the unaudited condensed consolidated financial statements.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly.

We believe the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, including historical common stock valuations, accounting for income taxes, reserving for doubtful accounts receivable, business combinations and impairment assessments of our goodwill, intangible assets and other long-lived assets have the greatest potential impact on our condensed consolidated financial statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year 2014 filed with the SEC on February 20, 2015, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of March 31, 2015, we had cash and cash equivalents of $52.8 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2015, we had borrowings outstanding in the aggregate of $3.3 million, including the $0.8 million of assumed borrowings from the acquisition of SocialMoov that we repaid subsequent to March 31, 2015. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 3% to 6%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of March 31, 2015, would result in an insignificant impact to interest expense for 2015.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 34% and 35% during the three months ended March 31, 2015 and 2014, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars.

Aggregate foreign currency gains and (losses) included in determining net loss were $0.2 million and less than $(0.1) million during the three months ended March 31, 2015 and 2014, respectively. Transaction gains and losses are included in other income, net.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion, while a strengthening U.S. Dollar can negatively impact our international revenues. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future, and we also do not expect that the effects of a 10% shift in foreign currency exchange rates would have a material impact on any financial instruments currently held by the Company.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $33.2 million during 2014, and net losses of $9.7 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $156.1 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We anticipate that our cost of revenues and operating expenses will increase in the foreseeable future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2015 on the basis of generally accepted accounting principles in the United States (“GAAP”) and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We generally bill agencies for their customers’ use of our platform, but in most cases the agency’s customer has no direct contractual commitment to make payment to us. Furthermore, some of these agency contracts include provisions whereby the agency is not liable for making payment to us for our subscription services if the agency does not receive a corresponding payment from its client on whose behalf the subscription services were rendered. These provisions may result in longer collections periods or our inability to collect payment for some of our subscription services. If we are unsuccessful in establishing or maintaining our relationships with these agencies on commercially reasonable terms, or if these relationships are not profitable for us, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer.

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Canadian Dollars, Chinese Yuan, Euros, Japanese Yen and Singapore Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. If the U.S. Dollar strengthens relative to foreign currencies as it has during 2015, our non-U.S. revenues would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

We acquired NowSpots, Inc., doing business as Perfect Audience in June 2014 and SocialMoov, a Paris-based company, in February 2015 and may seek to acquire additional businesses, products or technologies in the future. However, we have limited experience in acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms and/or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues.

Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions, including our acquisitions of Perfect Audience and SocialMoov, involve numerous risks, any of which could harm our business, including:

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

If we are unable to successfully integrate Perfect Audience or SocialMoov, or any future business, product or technology we acquire, our business and results of operations may suffer.

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For instance, in connection with our acquisition of Perfect Audience, we issued 1.7 million shares of our common stock, and the SocialMoov acquisition in February 2015 requires us to issue up to 1.6 million shares of our common stock, subject to certain contingencies.

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

In addition, the stock market in general has experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. Moreover, if the market for technology stocks, especially software and cloud computing-related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

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

As of March 31, 2015, our directors, officers and their respective affiliates, beneficially owned approximately 20.8% of our outstanding voting stock. Therefore, these stockholders will continue to have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders could be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. We have currently effective Registration Statements on Form S-3 registering for sale approximately 1.7 million and 1.6 million shares of our common stock issued or to be issued in connection with our acquisitions of Perfect Audience and SocialMoov, respectively. If the holders of these shares seek to sell their holdings, particularly in significant amounts in compressed time frames, the trading price of our common stock could be adversely impacted. A portion of the shares registered in connection with the acquisition of SocialMoov are subject to contractual restrictions for a period of nine months from the closing of the acquisition and a portion will not be issued, if at all, until the one and two year anniversaries of the closing of the acquisition. After our initial public offering in March 2013, the holders of an aggregate of 18.8 million shares of our common stock had rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. To the extent the holders of such shares have not sold the shares otherwise, such holders may continue to have registration rights. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 12, 2015, we issued 635,991 shares of our common stock in connection with our acquisition of SocialMoov in reliance upon the exemption from registration pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended. On February 23, 2015, we filed a Registration Statement on Form S-3 covering such shares of our common stock, which was declared effective by the SEC on April 14, 2015. No underwriters were involved in the foregoing sale of securities.

Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in March 2013.

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2015	—	N/A	—	—
February 1 – February 28, 2015	195	$2.70	—	—
March 1 – March 31, 2015	210	$5.20	—	—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
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

MARIN SOFTWARE INCORPORATED

Dated: May 7, 2015	By:	/s/ David A. Yovanno
David A. Yovanno
Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2015	By:	/s/ John A. Kaelle
John A. Kaelle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
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