Form 10-Q
period 2015-06-30
MARIN SOFTWARE INC
filed 2015-08-06
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 36,911,178 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	At June 30,
	2015	At December 31,
	(unaudited)	2014*
Assets
Current assets
Cash and cash equivalents	$41,470	$68,253
Accounts receivable, net	20,345	18,726
Prepaid expenses and other current assets	6,573	4,751
Total current assets	68,388	91,730
Property and equipment, net	19,686	16,274
Goodwill	19,619	11,527
Intangible assets, net	12,058	7,399
Other noncurrent assets	893	1,287
Total assets	$120,644	$128,217
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,066	$3,737
Accrued expenses and other current liabilities	13,044	12,053
Deferred revenues	1,008	2,052
Current portion of long-term debt	1,877	2,587
Total current liabilities	17,995	20,429
Long-term debt, less current portion	15	621
Other long-term liabilities	4,609	1,050
Total liabilities	22,619	22,100
Commitments and contingences (Note 12)
Stockholders’ equity
Common stock, $0.001 par value - 500,000 shares authorized, 37,235 and 35,846 shares issued, 36,881 and 35,181 outstanding at June 30, 2015, and December 31, 2014, respectively	37	35
Additional paid-in capital	267,447	253,221
Accumulated deficit	(168,099)	(146,392)
Accumulated other comprehensive loss	(1,360)	(747)
Total stockholders’ equity	98,025	106,117
Total liabilities and stockholders’ equity	$120,644	$128,217

*	Derived from our audited consolidated financial statements as of December 31, 2014.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net	$26,775	$23,853	$53,188	$46,669
Cost of revenues	10,599	8,763	20,308	17,146
Gross profit	16,176	15,090	32,880	29,523
Operating expenses
Sales and marketing	13,064	11,978	25,221	23,966
Research and development	9,194	6,627	17,678	12,710
General and administrative	5,655	5,368	11,375	9,786
Total operating expenses	27,913	23,973	54,274	46,462
Loss from operations	(11,737)	(8,883)	(21,394)	(16,939)
Interest expense, net	(8)	(62)	(19)	(128)
Other (expenses) income, net	(164)	(286)	80	(281)
Loss before provision for income taxes	(11,909)	(9,231)	(21,333)	(17,348)
(Provision for) benefit from income taxes	(138)	2,440	(374)	2,252
Net loss	(12,047)	(6,791)	(21,707)	(15,096)
Foreign currency translation adjustments	364	87	(613)	216
Comprehensive loss	$(11,683)	$(6,704)	$(22,320)	$(14,880)
Net loss per share available to common stockholders, basic and diluted	$(0.33)	$(0.20)	$(0.60)	$(0.45)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	36,389	33,771	36,028	33,563
Stock-based compensation is allocated as follows (Note 8):
Cost of revenues	$322	$192	$551	$403
Sales and marketing	954	449	1,669	852
Research and development	2,340	649	3,967	1,086
General and administrative	1,323	651	2,247	1,097
Amortization of intangible assets is allocated as follows (Note 4):
Cost of revenues	$276	$57	$491	$57
Sales and marketing	247	37	427	37
Research and development	276	57	492	57
General and administrative	37	11	72	11

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(21,707)	$(15,096)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,305	2,717
Amortization of internally developed software	1,167	910
Amortization of intangible assets	1,482	162
Loss on disposal of property and equipment	9	14
Unrealized foreign currency gain	(229)	—
Noncash interest expense related to warrants issued in connection with debt	17	92
Stock-based compensation related to equity awards and restricted stock	8,434	3,438
Provision for bad debts	309	287
Deferred income tax benefits	(80)	(2,802)
Excess tax benefits from stock-based award activities	(9)	(65)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(733)	(1,645)
Prepaid expenses and other current assets	(1,797)	(803)
Other assets	405	252
Accounts payable	(1,498)	524
Deferred revenues	(1,043)	(1,061)
Accrued expenses and other current liabilities	2,216	(1,167)
Net cash used in operating activities	(9,752)	(14,243)
Investing activities
Purchases of property and equipment	(5,459)	(1,405)
Capitalization of internally developed software	(2,424)	(1,346)
Acquisitions of businesses, net of cash acquired	(7,509)	(4,151)
Net cash used in investing activities	(15,392)	(6,902)
Financing activities
Repayment of notes payable	(2,376)	(1,657)
Repurchase of unvested shares	(2)	(6)
Proceeds from exercise of common stock options	1,028	1,532
Proceeds from employee stock purchase plan	185	726
Stock issuance costs	(51)	—
Excess tax benefits from stock-based award activities	9	65
Net cash (used in) provided by financing activities	(1,207)	660
Effect of foreign exchange rate changes on cash and cash equivalents	(432)	—
Net decrease in cash and cash equivalents	(26,783)	(20,485)
Cash and cash equivalents
Beginning of period	68,253	104,407
End of period	$41,470	$83,922
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$1,341	$110
Issuance of common stock under employee stock purchase plan	548	715
Issuance of common stock in connection with business combination	4,337	11,195
Shares withheld to cover payroll taxes related to the vesting of restricted stock units	513	—

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ended December 31, 2015, or for other interim periods or for future years.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance as it relates to such awards. This guidance is effective for the Company in its first quarter of fiscal year ending December 31, 2017. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates when compared with the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 31, 2018. Early adoption is permitted for the Company in the first quarter of its fiscal year ending December 31, 2017. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash equivalents were $33,044 and $58,027 as of June 30, 2015, and December 31, 2014, respectively.

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

The Company’s cash equivalents as of June 30, 2015, and December 31, 2014, consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2015, and December 31, 2014.

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

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of June 30, 2015, and December 31, 2014, the Company recorded an allowance for potential customer credits in the amount of $902 and $508, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. The Company capitalized internally developed software costs of $1,597 and $729 during the three months ended June 30, 2015 and 2014, respectively, and $2,424 and $1,346 during the six months ended June 30, 2015 and 2014, respectively. Amortization of capitalized costs related to internally developed software for the three months ended June 30, 2015 and 2014, was $625 and $465, respectively, and for the six months ended June 30, 2015 and 2014, was $1,167 and $910, respectively. As of June 30, 2015, and December 31, 2014, unamortized internally developed software costs totaled $6,732 and $5,476, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

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

Operating Leases

The Company’s operating lease agreements include provisions for tenant improvement allowances, certain rent holidays and escalations in the base price of the rent payment. The Company defers tenant improvement allowances and amortizes the balance as a reduction to rent expense over the lease term. The Company records rent holidays and rent escalations on a straight-line basis over the lease term. Deferred rent is included in accrued expenses and other current liabilities, as well as other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The Company applies the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of June 30, 2015, the Company did not have stand-alone value for the professional services and training services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

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

The fair value of assets acquired and liabilities assumed was recorded based on a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized are related to the fair values of intangible assets acquired and residual goodwill. The results of operations and the preliminary fair values of the assets acquired and liabilities assumed have been included in the accompanying unaudited condensed financial statements since the acquisition date. Revenue from SocialMoov was not material for the three and six months ended June 30, 2015.

The total purchase price for the acquisition was $13,195, which consisted of 636 shares of the Company’s common stock valued at $4,337 upon the closing date using the Company’s closing date stock price immediately preceding the acquisition, and $8,858 in cash. Of the cash consideration paid, $1,894 is held in escrow to secure indemnification obligations of the shareholders of SocialMoov to the Company following the closing, which has not been released as of the filing date of this Quarterly Report on Form 10-Q.

In addition, the Company will issue 927 shares of common stock, valued at $6,487 upon the closing date of the acquisition using the Company’s closing date stock price immediately preceding the acquisition, to existing shareholders of SocialMoov that are also employees of SocialMoov in connection with the acquisition, which are conditioned upon such employees’ continuous employment with the Company. These shares have been excluded from the purchase consideration and will be recognized as post-acquisition stock-based compensation expense. The Company also agreed to grant approximately $1,802 in stock-based awards with time-based vesting to employees of SocialMoov that continued employment with SocialMoov subsequent to the acquisition. These stock-based awards were not granted as of June 30, 2015. The Company recognizes compensation expense equal to the grant date fair value of the common stock or stock-based awards on a straight-line basis over the employee’s requisite service period.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and residual goodwill from the acquisition of SocialMoov:

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$2,829	N/A
Liabilities assumed (see Note 5)	(3,863)	N/A
Developed technology	3,800	5 years
Customer relationships	2,080	4 years
Tradename	260	3 years
Goodwill	8,089	Indefinite
Total purchase price	$13,195

NowSpots, Inc.

On June 2, 2014, the Company acquired NowSpots, Inc. (which conducted business as Perfect Audience (“Perfect Audience”)), which provides audience retargeting in the display and social advertising channels. The total purchase price for the acquisition was $16,470, which consisted of 1,119 shares of the Company’s common stock valued upon the closing date of the acquisition using the Company’s closing date stock price immediately preceding the acquisition, and $5,275 in cash. In addition, the Company issued 630 shares of common stock, valued at $6,301 upon the closing date of the acquisition using the Company’s closing date stock price immediately preceding the acquisition, to existing Perfect Audience employees in connection with the acquisition, which are conditioned upon such employees’ continuous employment with the Company. These shares have been excluded from the purchase consideration and will be recognized as post-acquisition stock-based compensation expense.

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	June 30,	December 31,
	2015	2014
Computer equipment	$23,675	$21,422
Software	13,451	11,022
Office equipment	830	795
Furniture, fixtures and leasehold improvements	5,150	2,092
	43,106	35,331
Less: Accumulated depreciation and amortization	(23,420)	(19,057)
	$19,686	$16,274

Depreciation and amortization of internally developed software for the six months ended June 30, 2015 and 2014, was $4,472 and $3,627, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	June 30,	December 31,
	2015	2014
Accrued salary and payroll related expenses	$5,375	$6,017
Accrued accounts payable	5,066	3,709
Customer advances	1,558	1,366
Income tax payable	190	377
Sales and use tax payable	423	263
Deferred tax liabilities	222	—
Deferred rent and other	210	321
	$13,044	$12,053

4. Goodwill and Intangible Assets

The goodwill balance as of June 30, 2015, totaling $19,619 was the result of the business combinations disclosed in Note 2 of these unaudited condensed consolidated financial statements.

Intangible assets, excluding goodwill, consisted of the following:

	June 30,	Estimated
	2015	Useful Life
Developed technology	$9,910	5-6 years
Customer relationships	3,370	4 years
Non-compete agreements and tradenames	1,390	2-3 years
	14,670
Less: accumulated amortization	(2,612)
	$12,058

Amortization expense of intangible assets was $836 and $162 for the three months ended June 30, 2015 and 2014, respectively, and $1,482 and $162 for the six months ended June 30, 2015 and 2014, respectively.

Future estimated amortization of intangible assets as of June 30, 2015, is presented below:

Remaining six months of 2015	$1,653
Year ending December 31, 2016	3,080
Year ending December 31, 2017	2,850
Year ending December 31, 2018	2,537
Year ending December 31, 2019 and thereafter	1,938
$12,058

5. Debt

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease has an effective interest rate of 6.0% and is repayable in 36 consecutive equal monthly installments of principal and interest. At the end of the lease period, the Company has the option to purchase the equipment at the estimated fair market value. As of June 30, 2015 and December 31, 2014, the net book value of the equipment under the capital lease was $912 and $1,439, respectively, and the remaining principal balance payable was $1,013 and $1,542, respectively.

In September 2013, the Company entered into an amendment to its existing revolving credit facility pursuant to which Silicon Valley Bank agreed to increase the revolving credit facility to the lesser of $15,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the revolving credit facility was extended to July 31, 2015, and the annual interest rate was amended to 0.25% over the Prime Rate payable on a monthly basis. Additionally, the Company’s obligation to meet certain financial covenants will be waived while the Company’s unrestricted cash balance exceeds $50,000. No amounts were outstanding pursuant to the revolving credit facility as of June 30, 2015 and December 31, 2014.

In December 2014, the Company entered into a standby letter of credit for $1,293 with Silicon Valley Bank in connection with the non-cancelable lease for the Company’s corporate headquarters in San Francisco. This standby letter of credit does not impact the balances available for withdrawal under the revolving credit facility or other facilities available to the Company. As of June 30, 2015 and December 31, 2014, no amount was drawn on this standby letter of credit.

In connection with the acquisition of SocialMoov on February 12, 2015 (see Note 2), the Company assumed outstanding debt totaling approximately $1,043, which consisted primarily of individual loans payable to (a) an agency of the French government, (b) a French public-sector investment bank and (c) a French private-sector financial institution. As of June 30, 2015, these loans were fully repaid.

The maturities of all outstanding debt, including the capital lease arrangement, as of June 30, 2015, are as follows:

Year ending
2015	1,255
2016	651
1,906
Less:
Current portion	(1,877)
Discount on long-term debt	(14)
Noncurrent portion of debt	$15

6. Common Stock

As of June 30, 2015, and December 31, 2014, the Company was authorized to issue 500,000 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	June 30,	December 31,
	2015	2014
Options or RSUs available for future grant under stock option plans	3,288	3,154
Options outstanding under stock option plans	6,951	6,376
RSUs outstanding under stock option plans	1,206	769
Shares available for future issuance under ESPP	929	1,005
Shares to be issued in connection with acquisition of SocialMoov	927	—
	13,301	11,304

7. Equity Award Plans

In April 2006, the Company’s Board of Directors adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-employee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase 38 and 85 shares of common stock as of June 30, 2015, and December 31, 2014, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability, as well as the fair value of vested outstanding options to non-employee consultants. As of June 30, 2015, and December 31, 2014, $387 and $826, respectively, has been recorded as a long-term liability on the accompanying unaudited condensed consolidated balance sheets.

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

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price Per Share	(in Years)	Value
Balances at December 31, 2014	6,376	$7.99	7.82	$9,697
Options granted	1,717	6.50	8.98
Options exercised	(531)	1.93	—
Options forfeited and cancelled	(611)	9.08	—
Balances at June 30, 2015	6,951	7.99	8.11	$4,032
Options exercisable	2,879	$7.53	6.51	$3,601
Options vested	2,589	$7.29	6.43	$3,593
Options vested and expected to vest	6,530	$7.97	8.04	$3,987

RSUs

A summary of RSUs granted and unvested under the 2013 Plan as of June 30, 2015, is as follows:

	RSUs Outstanding
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value Per Unit
Granted and unvested at December 31, 2014	769	$9.36
RSUs granted	753	6.49
RSUs vested	(117)	10.05
RSUs cancelled and withheld to cover taxes	(199)	8.58
Granted and unvested at June 30, 2015	1,206	$7.63

Employee Stock Purchase Plan

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 Employee Stock Purchase Plan will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by approximately 358 shares on January 1, 2015. During the three and six months ended June 30, 2015, 105 shares were issued under the 2013 ESPP. During the three and six months ended June 30, 2014, 90 shares were issued under the 2013 ESPP.

8. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $4,939 and $1,941 for the three months ended June 30, 2015 and 2014, respectively, and $8,434 and $3,438 for the six months ended June 30, 2015 and 2014, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend yield	—	—	—	—
Expected volatility	48.0%	51.3%	50.4%	51.3%
Risk-free interest rate	1.58%	1.92%	1.73%	1.92%
Expected life of options (in years)	6.25	6.25	6.25	6.25
Forfeiture rate	7.0%	7.0%	7.0%	7.0%

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

Cash proceeds from the exercise of stock options were $1,028 and $1,532 during the six months ended June 30, 2015 and 2014, respectively.

Compensation expense is recognized ratably over the requisite service period. As of June 30, 2015, there was $15,806 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock and RSUs

As of June 30, 2015, there was $15,370 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted-average period of 2.3 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

Income tax expense for the three and six months ended June 30, 2015, was $138 and $374 on pre-tax losses of $11,909 and $21,333, respectively. As of June 30, 2015, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries. The income tax benefit for the three and six months ended June 30, 2014, was $2,440 and $2,252, respectively, on pre-tax losses of $9,231 and $17,348, respectively. The benefit recorded for the three and six months ended June 30, 2014, was primarily attributable to a decrease in our valuation allowances of $2,603 due to deferred tax liabilities recorded as part of our acquisition of Perfect Audience (Note 2).

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

As of June 30, 2015, the Company’s gross uncertain tax benefits totaled $1,581, and none of the Company’s uncertain tax benefits, including related accrued interest and penalties, would affect the Company’s effective tax rate if recognized.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(12,047)	$(6,791)	$(21,707)	$(15,096)
Denominator:
Weighted average number of shares, basic and diluted	36,389	33,771	36,028	33,563
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.33)	$(0.20)	$(0.60)	$(0.45)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2015	2014
Options to purchase common stock	6,951	6,260
Restricted stock units	1,206	363
Restricted common stock issued	316	630
Common stock subject to repurchase	38	116
	8,511	7,369

11. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States of America	$17,895	$15,800	$35,210	$30,680
International	8,880	8,053	17,978	15,989
Total revenues, net	$26,775	$23,853	$53,188	$46,669

Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows for the periods presented:

	June 30,	December 31,
	2015	2014
United States of America	$18,931	$15,701
International	755	573
Total long-lived assets, net	$19,686	$16,274

12. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended June 30, 2015 and 2014, was $2,248 and $1,866, respectively, and for the six months ended June 30, 2015 and 2014, was $4,217 and $3,789, respectively.

Future minimum lease payments for significant operating leases as of June 30, 2015, were as follows:

Remaining six months of 2015	$3,719
Year ending December 31, 2016	7,628
Year ending December 31, 2017	7,311
Year ending December 31, 2018	4,401
Year ending December 31, 2019 and thereafter	13,771
$36,830

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheets as of June 30, 2015 and December 31, 2014.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheets as of June 30, 2015 and December 31, 2014.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13. Subsequent Events

In July 2015, the Company entered into an amendment to its existing loan and security agreement pursuant to which Silicon Valley Bank agreed to increase the revolving credit facility of up to the lesser of $20,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the revolving credit facility was extended to July 31, 2017, and the annual interest rate was amended to (a) the Prime Rate or (b) the London interbank offered rate then in effect, plus a margin of 2.75%, payable on a monthly basis. The amendment contains affirmative and negative covenants, including covenants related to the delivery of financial and other information, the maintenance of certain financial covenants, as well as limitations on dispositions, changes in business or management, mergers or consolidations, dividends and other corporate actions.

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

In December 2014, our customers collectively managed more than $7.2 billion in annualized advertising spend on our platform and for the quarter ended June 30, 2015, we had 853 active advertisers using our solution globally across a wide range of industries. We market and sell our solutions to advertisers directly and through leading advertising agencies. For the three months ended June 30, 2015, our revenues grew 12% to $26.8 million from $23.9 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, our revenues grew 14% to $53.2 million from $46.7 million for the six months ended June 30, 2014. We incurred net losses of $12.0 million and $21.7 million for the three and six months ended June 30, 2015, respectively.

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

Our subscription contracts indicate the date at which we begin invoicing our customers, which is generally the first day of the month following the execution of the contract. We generally invoice the greater of the minimum fee or the percentage of advertising spend on our platform. The implementation process for new advertisers is typically four to six weeks; however, we generally have not charged a separate implementation fee under our standard subscription contracts.

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

In order to grow revenues, we need to invest in (1) sales activities by adding sales representatives globally to target new advertisers and agencies and (2) research and development to improve and further expand our platform and support for additional publishers. These activities will require us to make investments, particularly in research and development and sales and marketing, and if these investments do not generate additional customers or additional advertising spend managed by our platform, our future operating results could be harmed.

The majority of our revenues are derived from our advertisers in the United States. We believe the markets outside of the United States offer an opportunity for growth, and we intend to make additional investments in sales and marketing to expand in these markets. Advertisers from outside of the United States represented 33% and 34% of total revenues for the three and six months ended June 30, 2015, respectively, and 34% of total revenues for both the three and six months ended June 30, 2014.

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform, which we currently use to service our customers. In September 2007, we launched Marin Enterprise, which targets large advertisers and agencies. We released Marin Professional Edition in March 2011, which targets mid-market advertisers and agencies. We have an iterative development process and we typically release new features every month. Additionally, we have continued to expand internationally, opening our London office in 2009, our Paris, Hamburg, Singapore and Sydney offices in 2011, our Dublin and Tokyo offices in 2012 and our Shanghai office in 2013.

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

Key Factors Affecting Our Performance

Number of Active Advertisers

We define an active advertiser as an advertiser from whom we recognized revenues in excess of $2,000 in at least one month in a period. We believe the $2,000 threshold best identifies advertisers who are actively using our platform. We focus on revenues in at least one month in a period to account for seasonality in advertising spend by our customers, some of whom may not run digital advertising campaigns in every month of a year but still represent an active advertiser on our platform. We count organizations within the same corporate structure as one advertiser, even if they have signed separate contracts with us for different brands or divisions, whether they are a direct advertiser or an advertiser through an agency. When our subscription contract is with an advertising agency, we include each advertiser whose advertising spend is managed by the agency through our platform as a different advertiser. Advertisers who have advertising spend managed by multiple agencies on our platform are counted as one advertiser. We believe that our ability to increase the number of active advertisers using our platform is a leading indicator of our ability to grow revenues. We had 853 and 776 active advertisers in the quarters ending June 30, 2015 and 2014, respectively. While our active advertiser count has increased over time, this metric can also fluctuate from quarter to quarter due to seasonality and timing and amount of revenue contributed from new active advertisers and therefore, there is not necessarily a direct correlation between the amount of increased revenues and the change in active advertisers in a particular period.

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

Annualized Advertising Spend on our Platform

We calculate annualized advertising spend as advertising spend in the last month of the fourth quarter multiplied by 12. We believe that increases in annualized advertising spend generally lead to increases in revenues over time. However, we believe that other factors related to the terms of customer agreements and seasonality can make it difficult to directly correlate annual advertising spend to changes in revenues in a particular period. Our customers collectively managed $7.2 billion in annualized advertising spend on our platform in December 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues, net	$26,775	$23,853	$53,188	$46,669
Cost of revenues (1) (2)	10,599	8,763	20,308	17,146
Gross profit	16,176	15,090	32,880	29,523
Operating expenses
Sales and marketing (1) (2)	13,064	11,978	25,221	23,966
Research and development (1) (2)	9,194	6,627	17,678	12,710
General and administrative (1) (2)	5,655	5,368	11,375	9,786
Total operating expenses	27,913	23,973	54,274	46,462
Loss from operations	(11,737)	(8,883)	(21,394)	(16,939)
Interest expense, net	(8)	(62)	(19)	(128)
Other (expenses) income, net	(164)	(286)	80	(281)
Loss before (provision for) benefit from income taxes	(11,909)	(9,231)	(21,333)	(17,348)
(Provision for) benefit from income taxes	(138)	2,440	(374)	2,252
Net loss	$(12,047)	$(6,791)	$(21,707)	$(15,096)
Other financial data:
Adjusted EBITDA (3)	$(5,131)	$(5,460)	$(8,894)	$(10,841)

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of revenues	$322	$192	$551	$403
Sales and marketing	954	449	1,669	852
Research and development	2,340	649	3,967	1,086
General and administrative	1,323	651	2,247	1,097

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of revenues	$276	$57	$491	$57
Sales and marketing	247	37	427	37
Research and development	276	57	492	57
General and administrative	37	11	72	11

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net loss	$(12,047)	$(6,791)	$(21,707)	$(15,096)
Depreciation	1,675	1,367	3,305	2,717
Amortization of internally developed software	625	465	1,167	910
Amortization of intangible assets	836	162	1,482	162
Interest expense, net	8	62	19	128
Provision for (benefit from) income taxes	138	(2,440)	374	(2,252)
EBITDA	(8,765)	(7,175)	(15,360)	(13,431)
Stock-based compensation expense	4,939	1,941	8,434	3,438
Capitalization of internally developed software	(1,597)	(729)	(2,424)	(1,346)
Acquisition related expenses	128	217	536	217
Other expenses (income), net	164	286	(80)	281
Adjusted EBITDA	$(5,131)	$(5,460)	$(8,894)	$(10,841)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net	100%	100%	100%	100%
Cost of revenues	40	37	38	37
Gross profit	60	63	62	63
Operating expenses
Sales and marketing	49	50	48	51
Research and development	34	28	33	27
General and administrative	21	23	21	21
Total operating expenses	104	101	102	99
Loss from operations	(44)	(38)	(40)	(36)
Interest expense, net	—	—	—	—
Other (expenses) income, net	—	(1)	—	(1)
Loss before (provision for) benefit from income taxes	(44)	(39)	(40)	(37)
(Provision for) benefit from income taxes	(1)	10	(1)	5
Net loss	(45)%	(29)%	(41)%	(32)%

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues, net	$26,775	$23,853	$2,922	12%	$53,188	$46,669	$6,519	14%

Subscription revenues for the three and six months ended June 30, 2015, increased $2.9 million and $6.5 million, respectively, or 12% and 14%, respectively, compared to the corresponding periods in 2014. This increase was driven by growth in revenues from both new and existing advertisers as our ongoing investment in sales and business operations resources resulted in increased demand for our platform. There were no customers that accounted for greater than 10% of our revenues in either of the three or six months ended June 30, 2015 or 2014.

Revenues in the three and six months ended June 30, 2015, from the United States locations represented 67% and 66%, respectively, of revenues, and in both the three and six months ended June 30, 2014, revenues from the United States locations represented 66% of revenues.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$10,599	$8,763	$1,836	21%	$20,308	$17,146	$3,162	18%
Gross profit	16,176	15,090	1,086	7	32,880	29,523	3,357	11
Gross profit percentage	60%	63%			62%	63%

Cost of revenues for the three and six months ended June 30, 2015, increased $1.8 million and $3.2 million, respectively, or 21% and 18%, respectively, compared to the corresponding periods in 2014. This primarily resulted from an increase in the number of global services and platform infrastructure personnel, which during the three and six months ended June 30, 2015, led to increases of $0.4 million and $0.7 million, respectively, in compensation and benefits expense, and increases of $0.2 million and $0.1 million, respectively, in allocated overhead during the same periods in 2015. During the three and six months ended June 30, 2015, we also experienced increases of $0.4 million and $0.7 million, respectively, of depreciation and amortization expense (related to internally developed software), and $0.5 million and $1.0 million, respectively, in hosting costs to support the increased use of our hosted platform. Amortization of intangible assets acquired as part of our acquisitions of Perfect Audience in June 2014 and SocialMoov in February 2015 increased $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively.

Our gross margin decreased to 60% and 62% during the three and six months ended June 30, 2015, respectively, compared to 63% during the corresponding periods in 2014. These decreases were due primarily to an overall decline in revenue growth during 2015, as well as our continued investment in display and social advertising initiatives. The gross margins were also negatively impacted by rising hosting costs, which were 6% and 5% of revenues during the three and six months ended June 30, 2015, respectively, as compared to 4% during both corresponding periods in 2014.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$13,064	$11,978	$1,086	9%	$25,221	$23,966	$1,255	5%
Percent of revenues, net	49%	50%			48%	51%

Sales and marketing expenses for the three and six months ended June 30, 2015, increased $1.1 million and $1.3 million, respectively, or 9% and 5%, respectively, compared to the corresponding periods in 2014. The increases were due to an increase in the global sales headcount, contributing to an increase of $0.6 million and $0.7 million, respectively, in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs during the three and six months ended June 30, 2015. The remaining $0.5 million and $0.6 million increases during the three and six months ended June 30, 2015, respectively, are primarily the result of an increase in allocated overhead of $0.2 million and $0.3 million, respectively, due to the growth in headcount, as well as an increase in amortization expense of $0.2 million and $0.4 million, respectively, related to the intangible assets acquired as part of the Perfect Audience and SocialMoov acquisitions.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$9,194	$6,627	$2,567	39%	$17,678	$12,710	$4,968	39%
Percent of revenues, net	34%	28%			33%	27%

Research and development expenses for the three and six months ended June 30, 2015, increased $2.6 million and $5.0 million, respectively, or 39% for both periods, compared to the corresponding periods in 2014. These increases in research and development expenses reflected increases in the number of research and development personnel, resulting in an increase of $1.9 million and $3.7 million in compensation expense during the three and six months ended June 30, 2015, respectively. The remaining $0.7 million and $1.3 million increases during the three and six months ended June 30, 2015, respectively, are primarily the result of an increase in allocated overhead of $0.2 million and $0.4 million, respectively, due to the growth in headcount; an increase in professional fees of $0.2 million and $0.4 million, respectively, due to the usage of additional third-party resources to support the engineering and quality assurance functions; and an increase in amortization expense of $0.2 million and $0.4 million, respectively, related to the intangible assets acquired as part of the Perfect Audience and SocialMoov acquisitions.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,655	$5,368	$287	5%	$11,375	$9,786	$1,589	16%
Percent of revenues, net	21%	23%			21%	21%

General and administrative expenses for the three and six months ended June 30, 2015, increased $0.3 million and $1.6 million, respectively, or 5% and 16%, compared to the corresponding periods in 2014. Compensation, benefits and other employee-related expenses increased by $0.7 million and $1.5 million during the three and six months ended June 30, 2015, respectively, as we granted additional stock-based compensation awards to our existing employees. Professional fees decreased $0.3 million during the three months ended June 30, 2015, as additional accounting and consulting expenses were incurred during the same period in 2014 due to the acquisition of Perfect Audience.

Interest Expense, Net and Other (Expenses) Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Interest expense, net and Other (expenses) income, net	$(172)	$(348)	$176	(51)%	$61	$(409)	$470	(115)%

Other (expenses) income, net, primarily consists of foreign currency transaction gains and losses. During the three and six months ended June 30, 2015, the decreases of $0.2 million and $0.5 million, respectively, or 51% and 115%, respectively, in interest expense, net and other (expenses) income, net, was primarily due to decreases of $0.2 million and $0.5 million, respectively, in net foreign exchange losses due primarily to fluctuations in foreign currency exchange rates.

(Provision for) Benefit from Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
(Provision for) benefit from income taxes	$(138)	$2,440	$(2,578)	(106)%	$(374)	$2,252	$(2,626)	(117)%

The provision for income taxes for the three and six months ended June 30, 2015, totaled $0.1 million and $0.4 million, respectively, primarily as a result of revenues generated from our foreign operations. The benefit from income taxes for the three and six months ended June 30, 2014, totaled $2.4 million and $2.3 million, respectively, primarily due to a decrease in our valuation allowances of $2.6 million as a result of deferred tax liabilities recorded as part of the acquisition of Perfect Audience.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines to fund capital purchases. As of June 30, 2015, our principal sources of liquidity were our cash and cash equivalents of $41.5 million, access to borrowing under our fully available $15.0 million revolving credit facility and our capital lease arrangement. Additionally, in July 2015 we amended our existing revolving credit facility, which increased the amount available for borrowing to $20.0 million. The approximate weighted average interest rate on our outstanding borrowings as of June 30, 2015, was 3%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure. We also have an outstanding irrevocable letter of credit for $1.3 million related to the non-cancelable lease for our corporate headquarters in San Francisco, California.

We presently maintain cash balances in our foreign subsidiaries. As of June 30, 2015, we had $41.5 million of cash and cash equivalents, of which only $6.7 million was held by our foreign subsidiaries. In the future, we plan to increase the invoicing and remittance of proceeds from our international operations in our foreign subsidiaries’ bank accounts. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(9,752)	$(14,243)
Net cash used in investing activities	(15,392)	(6,902)
Net cash (used in) provided by financing activities	(1,207)	660
Effect of foreign exchange rate changes on cash and cash equivalents	(432)	—
Net decrease in cash and cash equivalents	$(26,783)	$(20,485)

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

Cash used in operating activities during the six months ended June 30, 2015, of $9.8 million was primarily the result of a net loss of $21.7 million, offset by non-cash expenses of $14.4 million, which primarily included depreciation, amortization, unrealized foreign currency gain or loss, stock-based compensation expense and deferred income tax expenses or benefits. These non-cash expenses increased due to capital expenses and headcount growth related to continued investment in our business, as well as the acquisition of SocialMoov. This was further offset by a $2.5 million net change in working capital items (exclusive of changes due to net liabilities assumed from the acquisition of SocialMoov in February 2015), most notably (1) an increase in prepaid expenses and other current assets, and other (noncurrent) assets, of $1.4 million related to the growth of our operations and timing of related disbursements; (2) a decrease in deferred revenues of $1.0 million related to the timing of the collection of minimum fees at the start of our subscription agreements; (3) an increase in accounts receivable of $0.7 million due to the increase in sales and timing of related collections; and (4) a net increase in accounts payable and accrued expenses and other current and noncurrent liabilities of $0.7 million due to the timing of related disbursements and customer advances.

Cash used in operating activities during the six months ended June 30, 2014, of $14.2 million was primarily the result of a net loss of $15.1 million, offset by non-cash expenses of $4.8 million, which primarily included depreciation, amortization, stock-based compensation expense and deferred income tax benefits. These non-cash expenses increased due to headcount growth related to continued investment in our business, as well as the acquisition of Perfect Audience in June 2014. This was further offset by a $3.9 million net change in working capital items (exclusive of changes due to net liabilities assumed from Perfect Audience), most notably (1) an increase in accounts receivable of $1.6 million due to the increase in sales and the timing of related collections; (2) a decrease in deferred revenues of $1.1 million related to the timing of the collection of minimum fees at the start of our subscription agreements; (3) an increase in prepaid expenses and other current assets, and other (noncurrent) assets, of $0.6 million related to the growth of our operations and timing of related disbursements; and (4) a net decrease in accounts payable and accrued expenses and other current and noncurrent liabilities of $0.6 million due to the timing of related disbursements and customer advances.

Investing Activities

During the six months ended June 30, 2015 and 2014, investing activities primarily consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internally developed hosted software platform. We expect to continue to invest in property and equipment and develop our software platform for the foreseeable future. Investing activities during the six months ended June 30, 2015 and 2014, are also inclusive of cash paid for the acquisitions of SocialMoov ($8.9 million, net of cash acquired of $1.4 million) and Perfect Audience ($5.3 million, net of cash acquired of $1.1 million).

Financing Activities

Cash used in financing activities during the six months ended June 30, 2015, was $1.2 million. This was primarily due to $2.4 million net repayments under the loans assumed in the SocialMoov acquisition, our credit facility and our capital lease arrangement, partially offset by $1.2 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan.

Cash provided by financing activities during the six months ended June 30, 2014, was $0.7 million. This was primarily related to $2.3 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan. These amounts were partially offset by $1.7 million in net repayments under our credit facility and capital lease arrangement.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and our data center, as well as debt obligations under our credit facilities with Silicon Valley Bank. As of June 30, 2015, the future minimum payments under these commitments, as well as obligations under our credit facilities, were as follows:

	Payments Due By Period
	(In thousands)
	Debt Obligations	Interest Expense Payments	Operating Leases	Total
Remaining six months of 2015	$1,255	$10	$3,719	$4,984
Year ending December 31, 2016	651	1	7,628	8,280
Year ending December 31, 2017	—	—	7,311	7,311
Year ending December 31, 2018	—	—	4,401	4,401
Year ending December 31, 2019 and thereafter	—	—	13,771	13,771
Total	$1,906	$11	$36,830	$38,747

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of June 30, 2015.

In addition to the obligations in the table above, we have approximately $0.1 million of unrecognized tax benefits that have been recorded as liabilities as of June 30, 2015. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of June 30, 2015, other than operating leases and a standby letter of credit, as described in the notes to the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 1, Summary of Business and Significant Accounting Policies, within our condensed consolidated financial statements.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of June 30, 2015, we had cash and cash equivalents of $41.5 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2015, we had borrowings outstanding in the aggregate of $1.9 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 3% to 6%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of June 30, 2015, would result in an insignificant impact to interest expense for 2015.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 34% during the six months ended June 30, 2015 and 2014. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were $(0.1) million and $0.2 million for the three and six months ended June 30, 2015, respectively, and $0.3 million for both of the comparative periods in fiscal 2014. Transaction gains and losses are included in other (expenses) income, net.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. As of the end of the period covered by this Quarterly Report, our Principal Executive Officer and Principal Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $33.2 million during 2014, and net losses of $21.7 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $168.1 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We anticipate that our cost of revenues and operating expenses will increase in the foreseeable future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2015 on the basis of generally accepted accounting principles in the United States (“GAAP”), and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

Although we began our operations in March 2006, we did not begin generating substantial revenues until 2009. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, hiring and retaining qualified employees, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, effectively integrating acquired products, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments, making improvements to our existing products and developing new solutions. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer, our revenue may decline and we may not be able to achieve further growth or profitability. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future.

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

Historically, our customers have primarily used our solutions for managing their search advertising, including mobile search advertising, and the substantial majority of our revenues are derived from advertisers that use our platform to manage their search advertising. We expect that search advertising will continue to be the primary channel used by our customers for the foreseeable future. Should our customers lose confidence in the value or effectiveness of search advertising, or if search advertising growth moderates or declines, the demand for our solutions may decline. In addition, our failure to achieve market acceptance of our solution for the management of social and display advertising spend would harm our growth prospects, operating results and financial condition.

Our sales cycle can be long and unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.

The sales cycle for our solutions, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, but can take up to nine months. Some of our customers undertake a significant evaluation process that frequently involves not only our solutions but also those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. In addition, under certain circumstances, we sometimes offer an initial term, typically of a few months in duration, to new customers who may terminate their subscription at any time during this initial period before the fixed term contract commences. We have no assurance that the substantial time and money spent on our sales efforts will produce any sales. If our sales efforts result in a new customer subscription, the customer may terminate its subscription during the initial period, after we have incurred the expenses associated with entering the customer’s data in our platform and related training and support. If sales expected from a customer are not realized in the time period expected or not realized at all, or if a customer terminates during the initial period, our business, operating results and financial condition could be adversely affected.

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

Since our initial public offering, the closing sale price of our common stock on the New York Stock Exchange has been volatile. Factors affecting the market price of our common stock include:

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

As of June 30, 2015, our directors, officers and their respective affiliates, beneficially owned approximately 18.1% of our outstanding voting stock. Therefore, these stockholders will continue to have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders could be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1

Second Amended and Restated Loan and Security Agreement, dated as of July 23, 2015, by and among Silicon Valley Bank, Marin Software Incorporated, Marin Software Limited, a company registered under the laws of England and Wales, and Marin Software Limited, a company incorporated in Ireland.

		8-K	001-35338	7/24/2015

10.2#	Offer Letter, dated as of July 1, 2015, by and between the Registrant and Catriona M. Fallon.				X

10.3#	Form of Severance and Change of Control Agreement, by and between Marin Software Incorporated and each of its executive officers.	S-1/A	333-186669	3/11/2013

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
#	Represents a management contract or compensatory plan.
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

MARIN SOFTWARE INCORPORATED

Dated: August 5, 2015	By:	/s/ David A. Yovanno
David A. Yovanno
Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2015	By:	/s/ Catriona M. Fallon
Catriona M. Fallon
Chief Financial Officer (Principal Financial Officer)

Dated: August 5, 2015	By:	/s/ Jugnu Bhatia
Jugnu Bhatia
Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1

Second Amended and Restated Loan and Security Agreement, dated as of July 23, 2015, by and among Silicon Valley Bank, Marin Software Incorporated, Marin Software Limited, a company registered under the laws of England and Wales, and Marin Software Limited, a company incorporated in Ireland.

		8-K	001-35338	7/24/2015

10.2#	Offer Letter, dated as of July 1, 2015, by and between the Registrant and Catriona M. Fallon.				X

10.3#	Form of Severance and Change of Control Agreement, by and between Marin Software Incorporated and each of its executive officers.	S-1/A	333-186669	3/11/2013

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents a management contract or compensatory plan.
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