Form 10-Q
period 2015-09-30
MARIN SOFTWARE INC
filed 2015-11-05
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35838

Marin Software Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4647180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

123 Mission Street, 27th Floor, San Francisco, CA	94105
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 31, 2015, the registrant had 37,082,459 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	At September 30,
	2015	At December 31,
	(unaudited)	2014*
Assets
Current assets
Cash and cash equivalents	$33,332	$68,253
Accounts receivable, net	22,690	18,726
Prepaid expenses and other current assets	6,530	4,751
Total current assets	62,552	91,730
Property and equipment, net	22,867	16,274
Goodwill	19,432	11,527
Intangible assets, net	11,231	7,399
Other noncurrent assets	893	1,287
Total assets	$116,975	$128,217
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,938	$3,737
Accrued expenses and other current liabilities	13,022	12,053
Deferred revenues	1,361	2,052
Current portion of long-term debt	1,826	2,587
Total current liabilities	19,147	20,429
Long-term debt, less current portion	1,346	621
Other long-term liabilities	4,185	1,050
Total liabilities	24,678	22,100
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value - 500,000 shares authorized, 37,286 and 35,846 shares issued, 37,022 and 35,181 outstanding at September 30, 2015, and December 31, 2014, respectively	37	35
Additional paid-in capital	271,236	253,221
Accumulated deficit	(177,603)	(146,392)
Accumulated other comprehensive loss	(1,373)	(747)
Total stockholders’ equity	92,297	106,117
Total liabilities and stockholders’ equity	$116,975	$128,217

*	Derived from our audited consolidated financial statements as of December 31, 2014.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net	$26,327	$25,684	$79,515	$72,353
Cost of revenues	10,375	9,145	30,683	26,291
Gross profit	15,952	16,539	48,832	46,062
Operating expenses
Sales and marketing	10,835	12,186	36,056	36,152
Research and development	8,162	7,824	25,840	20,535
General and administrative	5,882	5,682	17,257	15,466
Total operating expenses	24,879	25,692	79,153	72,153
Loss from operations	(8,927)	(9,153)	(30,321)	(26,091)
Interest expense, net	(63)	(33)	(82)	(162)
Other (expenses) income, net	(214)	201	(134)	(80)
Loss before (provision for) benefit from income taxes	(9,204)	(8,985)	(30,537)	(26,333)
(Provision for) benefit from income taxes	(300)	(259)	(674)	1,992
Net loss	(9,504)	(9,244)	(31,211)	(24,341)
Foreign currency translation adjustments	(13)	(589)	(626)	(373)
Comprehensive loss	$(9,517)	$(9,833)	$(31,837)	$(24,714)
Net loss per share available to common stockholders, basic and diluted	$(0.26)	$(0.27)	$(0.86)	$(0.72)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	36,953	34,849	36,367	34,018
Stock-based compensation is allocated as follows (Note 9):
Cost of revenues	$249	$173	$800	$576
Sales and marketing	435	530	2,104	1,381
Research and development	1,864	1,362	5,831	2,449
General and administrative	1,058	851	3,305	1,947
Amortization of intangible assets is allocated as follows (Note 5):
Cost of revenues	$271	$171	$762	$227
Sales and marketing	247	112	674	150
Research and development	271	170	763	227
General and administrative	37	32	109	42
Restructuring related expenses are allocated as follows (Note 3):
Cost of revenues	$105	$—	$105	$—
Sales and marketing	659	—	659	—
Research and development	53	—	53	—
General and administrative	264	—	264	—

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(31,211)	$(24,341)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,166	4,145
Amortization of internally developed software	1,850	1,390
Amortization of intangible assets	2,308	646
Loss on disposal of property and equipment	19	16
Unrealized foreign currency gains	(203)	—
Noncash interest expense related to warrants issued in connection with debt	36	113
Stock-based compensation related to equity awards and restricted stock	12,040	6,353
Provision for bad debts	776	549
Deferred income tax benefits	(307)	(2,775)
Excess tax benefits from stock-based award activities	(9)	(103)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(3,386)	(5,369)
Prepaid expenses and other current assets	(1,750)	(1,360)
Other assets	407	68
Accounts payable	(1,073)	139
Deferred revenues	(689)	584
Accrued expenses and other current liabilities	2,426	(183)
Net cash used in operating activities	(13,600)	(20,128)
Investing activities
Purchases of property and equipment	(8,217)	(2,728)
Capitalization of internally developed software	(4,107)	(2,381)
Acquisitions of businesses, net of cash acquired	(7,509)	(4,151)
Net cash used in investing activities	(19,833)	(9,260)
Financing activities
Repayment of notes payable	(2,967)	(2,391)
Debt issuance costs	(53)	—
Repurchase of unvested shares	(2)	(7)
Proceeds from exercise of common stock options	1,107	1,977
Proceeds from employee stock purchase plan, net of refunds	995	1,056
Stock issuance costs	(51)	—
Excess tax benefits from stock-based award activities	9	103
Net cash (used in) provided by financing activities	(962)	738
Effect of foreign exchange rate changes on cash and cash equivalents	(526)	—
Net decrease in cash and cash equivalents	(34,921)	(28,650)
Cash and cash equivalents
Beginning of period	68,253	104,407
End of period	$33,332	$75,757
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$712	$100
Acquisition of equipment through capital lease	1,905	—
Issuance of common stock under employee stock purchase plan	548	715
Issuance of common stock in connection with business combination	4,337	11,195
Shares withheld to cover payroll taxes related to the vesting of restricted stock units	521	—

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cross-channel performance advertising cloud platform for search, display and social advertising channels, offered as an integrated software-as-a-service, or SaaS, solution. The Company’s platform enables digital marketers to improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: New York, Chicago, Austin, Portland, London, Dublin, Hamburg, Paris, Tokyo, Sydney and Shanghai.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ended December 31, 2015, or for other interim periods or for future years.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash equivalents were $25,553 and $58,027 as of September 30, 2015, and December 31, 2014, respectively.

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

The Company’s cash equivalents as of September 30, 2015, and December 31, 2014, consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2015, and December 31, 2014.

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

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of September 30, 2015, and December 31, 2014, the Company recorded an allowance for potential customer credits in the amount of $1,531 and $508, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. The Company capitalized internally developed software costs of $1,683 and $1,035 during the three months ended September 30, 2015 and 2014, respectively, and $4,107 and $2,381 during the nine months ended September 30, 2015 and 2014, respectively. Amortization of capitalized costs related to internally developed software for the three months ended September 30, 2015 and 2014, was $683 and $480, respectively, and for the nine months ended September 30, 2015 and 2014, was $1,850 and $1,390, respectively. As of September 30, 2015, and December 31, 2014, unamortized internally developed software costs totaled $7,734 and $5,476, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

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

The Company applies the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of September 30, 2015, the Company did not have stand-alone value for the professional services and training services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

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

The fair value of assets acquired and liabilities assumed was recorded based on a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized are related to the fair values of intangible assets acquired and residual goodwill. The results of operations and the preliminary fair values of the assets acquired and liabilities assumed have been included in the accompanying unaudited condensed financial statements since the acquisition date. Revenue from SocialMoov was not material for the three and nine months ended September 30, 2015.

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

In addition, the Company will issue 927 shares of common stock at future dates as defined in the Share Purchase Agreement, valued at $6,487 upon the closing date of the acquisition using the Company’s closing date stock price immediately preceding the acquisition, to existing shareholders of SocialMoov that are also employees of SocialMoov in connection with the acquisition, which are conditioned upon such employees’ continuous employment with the Company. These shares have been excluded from the purchase consideration and will be recognized as post-acquisition stock-based compensation expense. The Company also granted RSUs representing 219 shares of common stock, valued at $959, with time-based vesting to employees of SocialMoov that continued employment with SocialMoov subsequent to the acquisition. The Company recognizes compensation expense equal to the grant date fair value of the common stock or stock-based awards on a straight-line basis over the employee’s requisite service period.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and residual goodwill from the acquisition of SocialMoov (in thousands except years):

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$2,889	N/A
Liabilities assumed (see Note 6)	(3,759)	N/A
Developed technology	3,800	5 years
Customer relationships	2,080	4 years
Tradename	260	3 years
Goodwill	7,925	Indefinite
Total purchase price	$13,195

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

3. Restructuring Activities

During the third quarter of fiscal 2015, the Company executed organizational restructurings (the “2015 Restructuring Plans”) in order to improve cost efficiencies, increase the investment in its cloud-based platform and realign its sales and marketing operations. The total estimated restructuring related expenses associated with the 2015 Restructuring Plans, consisting primarily of severance costs, are $1,214, and will be recorded to cost of revenues or operating expenses, as applicable, within the Company’s condensed consolidated statements of operations as they are incurred. The Company recorded $1,081 of restructuring related expenses in connection with the 2015 Restructuring Plans for the three and nine months ended September 30, 2015, and the Company expects to incur and pay the majority of the estimated remaining amount of $133 by the end of fiscal 2016.

As of September 30, 2015, approximately $636 in restructuring related expenses associated with the 2015 Restructuring Plans remained unpaid and included primarily in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

4. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	September 30,	December 31,
	2015	2014
Computer equipment	$26,218	$21,422
Software	15,140	11,022
Office equipment	975	795
Furniture, fixtures and leasehold improvements	6,178	2,092
	48,511	35,331
Less: Accumulated depreciation and amortization	(25,644)	(19,057)
	$22,867	$16,274

Depreciation and amortization of internally developed software for the nine months ended September 30, 2015 and 2014, was $7,016 and $5,535, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	September 30,	December 31,
	2015	2014
Accrued salary and payroll related expenses	$5,773	$6,017
Accrued accounts payable	4,185	3,709
Customer advances	1,399	1,366
Income tax payable	660	377
Sales and use tax payable	368	263
Deferred tax liabilities	223	—
Deferred rent and other	414	321
	$13,022	$12,053

5. Goodwill and Intangible Assets

The goodwill balance as of September 30, 2015, totaling $19,432 was the result of the business combinations disclosed in Note 2 of these unaudited condensed consolidated financial statements. The activity for the nine months ended September 30, 2015 consisted of the following:

Balance at December 31, 2014	$11,527
Add: Goodwill from SocialMoov acquisition	7,925
Less: Other adjustments to goodwill	(20)
Balance at September 30, 2015	$19,432

Intangible assets, excluding goodwill, consisted of the following as of the dates presented:

	September 30,	December 31,	Estimated
	2015	2014	Useful Life
Developed technology	$9,910	$6,110	5-6 years
Customer relationships	3,370	1,290	4 years
Non-compete agreements and tradenames	1,390	1,130	2-3 years
	14,670	8,530
Less: accumulated amortization	(3,439)	(1,131)
	$11,231	$7,399

Amortization expense of intangible assets was $826 and $485 for the three months ended September 30, 2015 and 2014, respectively, and $2,308 and $646 for the nine months ended September 30, 2015 and 2014, respectively.

Future estimated amortization of intangible assets as of September 30, 2015, is presented below:

Remaining three months of 2015	$826
Year ending December 31, 2016	3,080
Year ending December 31, 2017	2,850
Year ending December 31, 2018	2,537
Year ending December 31, 2019 and thereafter	1,938
$11,231

6. Debt

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease has an effective annual interest rate of 6.0% and is repayable in 36 consecutive equal monthly installments of principal and interest. In August 2015, the Company entered into a separate capital lease arrangement with the same equipment manufacturer to finance the acquisition of additional computer equipment. This lease has an effective annual interest rate of 5.8% and is repayable in 48 consecutive equal monthly installments of principal and interest. At the end of the lease periods of both leases, the Company has the option to purchase the underlying equipment at the estimated fair market value or for a nominal amount. As of September 30, 2015 and December 31, 2014, the net book value of the equipment under the capital leases was $2,448 and $1,439, respectively, and the remaining principal balance payable was $2,656 and $1,542, respectively.

In December 2014, the Company entered into a standby letter of credit for $1,293 with Silicon Valley Bank in connection with the non-cancelable lease for the Company’s corporate headquarters in San Francisco. This standby letter of credit does not impact the balances available for withdrawal under the revolving credit facility or other facilities available to the Company. As of September 30, 2015 and December 31, 2014, no amount was drawn on this standby letter of credit.

In connection with the acquisition of SocialMoov on February 12, 2015 (see Note 2), the Company assumed outstanding debt totaling approximately $1,043, which consisted primarily of individual loans payable to (a) an agency of the French government, (b) a French public-sector investment bank and (c) a French private-sector financial institution. As of September 30, 2015, these loans were fully repaid.

In July 2015, the Company entered into an amendment to its existing loan and security agreement pursuant to which Silicon Valley Bank agreed to increase the revolving credit facility of up to the lesser of $20,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the revolving credit facility was extended to July 31, 2017, and the annual interest rate was amended to (a) the prime rate or (b) the London interbank offered rate then in effect, plus a margin of 2.75%, payable on a monthly basis. The amendment contains affirmative and negative covenants, including covenants related to the delivery of financial and other information, the maintenance of certain financial covenants, as well as limitations on dispositions, changes in business or management, mergers or consolidations, dividends and other corporate actions. No amounts were outstanding pursuant to the revolving credit facility as of September 30, 2015 and December 31, 2014.

The maturities of all outstanding debt, including the capital lease arrangements, as of September 30, 2015, are as follows:

Year ending
2015	$842
2016	1,099
2017	472
2018	500
2019	307
3,220
Less:
Current portion	(1,826)
Discount on long-term debt	(48)
Noncurrent portion of debt	$1,346

7. Common Stock

As of September 30, 2015, and December 31, 2014, the Company’s certificate of incorporation authorizes the issuance of 500,000 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	September 30,	December 31,
	2015	2014
Options or RSUs available for future grant under stock option plans	3,658	3,154
Options outstanding under stock option plans	6,400	6,376
RSUs outstanding under stock option plans	1,334	769
Shares available for future issuance under ESPP	930	1,005
Shares to be issued in connection with acquisition of SocialMoov	927	—
	13,249	11,304

8. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-

employee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s Board. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase 25 and 85 shares of common stock as of September 30, 2015, and December 31, 2014, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability, as well as the fair value of vested outstanding options to non-employee consultants. As of September 30, 2015, and December 31, 2014, $275 and $826, respectively, has been recorded as a long-term liability on the accompanying unaudited condensed consolidated balance sheets.

In February 2013, the Board and stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which 4,500 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan at the time the 2013 Plan became effective are eligible for issuance under the 2013 Plan. The 2013 Plan became effective on March 21, 2013, at which time the Company ceased to grant equity awards under the 2006 Plan. The 2013 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first ten calendar years through 2023, the number of shares of common stock reserved under the 2013 Equity Incentive Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Company’s Board of Directors. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by approximately 1,792 shares of common stock on January 1, 2015.

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price Per Share	(in Years)	Value
Balances at December 31, 2014	6,376	$7.99	7.82	$9,697
Options granted	2,141	5.99	7.82
Options exercised	(579)	1.91	—
Options forfeited and cancelled	(1,538)	8.87	—
Balances at September 30, 2015	6,400	7.66	7.52	$869
Options exercisable	2,891	$7.65	5.56	$869
Options vested	2,708	$7.49	5.46	$869
Options vested and expected to vest	6,068	$7.67	7.43	$869

RSUs

A summary of RSUs granted and unvested under the 2013 Plan as of September 30, 2015, is as follows:

	RSUs Outstanding
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value Per Unit
Granted and unvested at December 31, 2014	769	$9.36
RSUs granted	1,137	5.75
RSUs vested	(121)	10.04
RSUs cancelled and withheld to cover taxes	(451)	7.92
Granted and unvested at September 30, 2015	1,334

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 Employee Stock Purchase Plan will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by approximately 358 shares on January 1, 2015. During the three and nine months ended September 30, 2015, 105 shares were issued under the 2013 ESPP. During the three and nine months ended September 30, 2014, 90 shares were issued under the 2013 ESPP.

9. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $3,606 and $2,916 for the three months ended September 30, 2015 and 2014, respectively, and $12,040 and $6,353 for the nine months ended September 30, 2015 and 2014, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend yield	—	—	—	—
Expected volatility	44.3%	51.3%	49.2%	51.3%
Risk-free interest rate	1.76%	1.88%	1.74%	1.92%
Expected life of options (in years)	6.25	6.25	6.25	6.26
Forfeiture rate	7.0%	7.0%	7.0%	7.0%

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

Cash proceeds from the exercise of stock options were $1,107 and $1,977 during the nine months ended September 30, 2015 and 2014, respectively.

Compensation expense is recognized ratably over the requisite service period. As of September 30, 2015, there was $11,710 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock and RSUs

As of September 30, 2015, there was $13,273 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted-average period of 2.1 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

Income tax expense for the three and nine months ended September 30, 2015, was $300 and $674 on pre-tax losses of $9,204 and $30,537, respectively. As of September 30, 2015, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries. The income tax expense for the three months ended September 30, 2014 was $259 on a pre-tax loss of $8,985 and the income tax benefit for the nine months ended September 30, 2014 was $1,992 on a pre-tax loss of $26,333. The benefit recorded for the nine months ended September 30, 2014, was primarily attributable to a decrease in our valuation allowances of $2,603 due to deferred tax liabilities recorded as part of our acquisition of Perfect Audience (Note 2).

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

As of September 30, 2015, the Company’s gross uncertain tax benefits totaled $1,581, and none of the Company’s uncertain tax benefits, including related accrued interest and penalties, would affect the Company’s effective tax rate if recognized.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(9,504)	$(9,244)	$(31,211)	$(24,341)
Denominator:
Weighted average number of shares, basic and diluted	36,953	34,849	36,367	34,018
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.26)	$(0.27)	$(0.86)	$(0.72)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2015	2014
Options to purchase common stock	6,400	6,204
Restricted stock units	1,334	355
Restricted common stock issued	239	606
Common stock subject to repurchase	25	103
	7,998	7,268

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States of America	$18,123	$16,839	$53,333	$47,519
International	8,204	8,845	26,182	24,834
Total revenues, net	$26,327	$25,684	$79,515	$72,353

Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows for the periods presented:

	September 30,	December 31,
	2015	2014
United States of America	$21,788	$15,701
International	1,079	573
Total long-lived assets, net	$22,867	$16,274

13. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended September 30, 2015 and 2014, was $2,279 and $1,856, respectively, and for the nine months ended September 30, 2015 and 2014, was $6,496 and $5,645, respectively.

Future minimum lease payments for significant operating leases as of September 30, 2015, were as follows:

Remaining three months of 2015	$1,937
Year ending December 31, 2016	7,732
Year ending December 31, 2017	7,427
Year ending December 31, 2018	4,503
Year ending December 31, 2019 and thereafter	13,752
$35,351

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheets as of September 30, 2015 and December 31, 2014.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheets as of September 30, 2015 and December 31, 2014.

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

•	optimize campaigns across multiple publishers and channels based on market and business data to achieve desired revenue outcomes using our predictive bid management technology.

In December 2014, our customers collectively managed more than $7.2 billion in annualized advertising spend on our platform and for the quarter ended September 30, 2015, we had 827 active advertisers using our solution globally across a wide range of industries. We market and sell our solutions to advertisers directly and through leading advertising agencies. For the three months ended September 30, 2015, our revenues grew 3% to $26.3 million from $25.7 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, our revenues grew 10% to $79.5 million from $72.4 million for the nine months ended September 30, 2014. We incurred net losses of $9.5 million and $31.2 million for the three and nine months ended September 30, 2015, respectively.

We earn revenues principally from subscription contracts under which we provide advertisers with access to our search, social and display advertising management platform, either directly or through the advertiser’s relationship with an agency that has a contract with us. In accordance with the subscription contracts, we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. Our subscription contracts are generally one year or longer in length. Under our subscription contracts with most of our direct advertisers and some of our agency customers, customers are contractually committed to a monthly minimum fee, which is payable on a monthly basis over the duration of the contract and is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed monthly minimum fee. Our contractual arrangement is with the advertising agency and the advertiser is not a party to the terms of the contract. Accordingly, most advertisers through our agency customers do not have a commitment to use our services and the advertisers may be added or removed from our platform at the discretion of the respective agency. We invoice the advertising agency for the amounts due under the contract. Historically, approximately half of our revenues have been earned from advertising agency customers. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform. Our deferred revenues consist of the unearned portion of billed subscription fees.

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

The majority of our revenues are derived from our advertisers in the United States. We believe the markets outside of the United States offer an opportunity for growth, and we intend to make additional investments in sales and marketing to expand in these markets. Advertisers from outside of the United States represented 31% and 33% of total revenues for the three and nine months ended September 30, 2015, respectively, and 34% of total revenues for both the three and nine months ended September 30, 2014.

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform, which we currently use to service our customers. In September 2007, we launched Marin Enterprise, which targets large advertisers and agencies. We released Marin Professional Edition in March 2011, which targets mid-market advertisers and agencies. We have an iterative development process and we typically release new features every month. Additionally, we have continued to expand internationally, opening our London office in 2009, our Paris, Hamburg and Sydney offices in 2011, our Dublin and Tokyo offices in 2012 and our Shanghai office in 2013.

We completed our acquisitions of NowSpots, Inc., which conducted business as Perfect Audience, or “Perfect Audience,” and SocialMoov S.A.S., or “SocialMoov,” in June 2014 and February 2015, respectively, to complement our product offerings. These acquisitions are more fully described in Note 2 to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Key Factors Affecting Our Performance

Number of Active Advertisers

We define an active advertiser as an advertiser from whom we recognized revenues in excess of $2,000 in at least one month in a period. We believe the $2,000 threshold best identifies advertisers who are actively using our platform. We focus on revenues in at least one month in a period to account for seasonality in advertising spend by our customers, some of whom may not run digital advertising campaigns in every month of a year but still represent an active advertiser on our platform. We count organizations within the same corporate structure as one advertiser, even if they have signed separate contracts with us for different brands or divisions, whether they are a direct advertiser or an advertiser through an agency. When our subscription contract is with an advertising agency, we include each advertiser whose advertising spend is managed by the agency through our platform as a different advertiser. Advertisers who have advertising spend managed by multiple agencies on our platform are counted as one advertiser. We had 827 and 825 active advertisers in the quarters ending September 30, 2015 and 2014, respectively. This metric can fluctuate from quarter to quarter due to seasonality and timing and amount of revenue contributed from new active advertisers and therefore, there is not necessarily a direct correlation between the amount of increased revenues and the change in active advertisers in a particular period.

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

We intend to continue to invest in our global services and in the capacity of our hosting service infrastructure. As we continue to invest in technology innovation through our research and development organization, we expect to have increased amortization of capitalized internally developed software costs. We expect that this investment in technology should not only expand the breadth and depth of our cross-channel performance advertising cloud platform but also increase the efficiency of how we deliver these solutions, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of revenues in the future.

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

We plan to continue investing in sales and marketing, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring marketing events, which we believe will enable us to add new customers and increase penetration within our existing customer base. We expect that, in the future, sales and marketing expenses will continue to be our largest operating expense category.

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

Our research and development efforts are focused on enhancing our software architecture, adding new features and functionality to our platform and improving the efficiency with which we deliver these services to our customers. In the future, research and development expenses may increase in absolute dollars, partially offset by the capitalization of internally developed software costs. We believe that these investments are necessary to maintain and improve our competitive position.

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

We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion, and to meet the increased compliance requirements associated with our continued operation as a public company. Such costs include increases in our accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with the Sarbanes-Oxley Act of 2002. As a result, our general and administrative expenses may increase in absolute dollars in future periods.

Results of Operations

The following table is a summary of our consolidated statements of operations. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues, net	$26,327	$25,684	$79,515	$72,353
Cost of revenues (1) (2) (3)	10,375	9,145	30,683	26,291
Gross profit	15,952	16,539	48,832	46,062
Operating expenses
Sales and marketing (1) (2) (3)	10,835	12,186	36,056	36,152
Research and development (1) (2) (3)	8,162	7,824	25,840	20,535
General and administrative (1) (2) (3)	5,882	5,682	17,257	15,466
Total operating expenses	24,879	25,692	79,153	72,153
Loss from operations	(8,927)	(9,153)	(30,321)	(26,091)
Interest expense, net	(63)	(33)	(82)	(162)
Other (expenses) income, net	(214)	201	(134)	(80)
Loss before (provision for) benefit from income taxes	(9,204)	(8,985)	(30,537)	(26,333)
(Provision for) benefit from income taxes	(300)	(259)	(674)	1,992
Net loss	$(9,504)	$(9,244)	$(31,211)	$(24,341)
Other financial data:
Adjusted EBITDA (4)	$(2,485)	$(4,871)	$(11,379)	$(15,713)

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of revenues	$249	$173	$800	$576
Sales and marketing	435	530	2,104	1,381
Research and development	1,864	1,362	5,831	2,449
General and administrative	1,058	851	3,305	1,947

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of revenues	$271	$171	$762	$227
Sales and marketing	247	112	674	150
Research and development	271	170	763	227
General and administrative	37	32	109	42

(3)

During the third quarter of fiscal 2015, we executed organizational restructurings (the “2015 Restructuring Plans”) in order to improve cost efficiencies, increase the investment in our cloud-based platform and realign our sales and marketing operations. We estimate that an additional $0.1 million in expenses related to the 2015 Restructuring Plans will be incurred and paid by the end of fiscal 2016. Restructuring related expenses included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of revenues	$105	$—	$105	$—
Sales and marketing	659	—	659	—
Research and development	53	—	53	—
General and administrative	264	—	264	—

(4)

We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, the amortization of intangible assets, the capitalization of internally developed software, interest expense, net, the benefit from or provision for income taxes, other income or expenses, net and costs associated with acquisitions and restructurings. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reason we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•

Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based compensation expense, depreciation and amortization, capitalized software development costs, interest expense, net, benefit from or provision for income taxes, other income or expenses, net and costs associated with acquisitions and restructurings, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•

Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net loss	$(9,504)	$(9,244)	$(31,211)	$(24,341)
Depreciation	1,861	1,428	5,166	4,145
Amortization of internally developed software	683	480	1,850	1,390
Amortization of intangible assets	826	485	2,308	646
Interest expense, net	63	33	82	162
Provision for (benefit from) income taxes	300	259	674	(1,992)
EBITDA	(5,771)	(6,559)	(21,131)	(19,990)
Stock-based compensation expense	3,606	2,916	12,040	6,353
Capitalization of internally developed software	(1,683)	(1,035)	(4,107)	(2,381)
Acquisition related expenses	68	8	604	225
Restructuring related expenses	1,081	—	1,081	—
Other expenses (income), net	214	(201)	134	80
Adjusted EBITDA	$(2,485)	$(4,871)	$(11,379)	$(15,713)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net	100%	100%	100%	100%
Cost of revenues	39	36	39	36
Gross profit	61	64	61	64
Operating expenses
Sales and marketing	42	48	45	50
Research and development	31	30	32	29
General and administrative	22	22	22	21
Total operating expenses	95	100	99	100
Loss from operations	(34)	(36)	(38)	(36)
Interest expense, net	—	—	—	—
Other (expenses) income, net	(1)	1	—	—
Loss before (provision for) benefit from income taxes	(35)	(35)	(38)	(36)
(Provision for) benefit from income taxes	(1)	(1)	(1)	3
Net loss	(36)%	(36)%	(39)%	(33)%

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues, net	$26,327	$25,684	$643	3%	$79,515	$72,353	$7,162	10%

Subscription revenues for the three and nine months ended September 30, 2015, increased $0.6 million and $7.2 million, respectively, or 3% and 10%, respectively, compared to the corresponding periods in 2014. This increase was driven by growth in revenues from new advertisers and new product offerings. There were no customers that accounted for greater than 10% of our revenues in either of the three or nine months ended September 30, 2015 or 2014.

Revenues in the three and nine months ended September 30, 2015, from the United States locations represented 69% and 67%, respectively, of revenues, and in both the three and nine months ended September 30, 2014, revenues from the United States locations represented 66% of revenues.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$10,375	$9,145	$1,230	13%	$30,683	$26,291	$4,392	17%
Gross profit	15,952	16,539	(587)	(4)	48,832	46,062	2,770	6
Gross profit percentage	61%	64%			61%	64%

Cost of revenues for the three and nine months ended September 30, 2015, increased $1.2 million and $4.4 million, respectively, or 13% and 17%, respectively, compared to the corresponding periods in 2014. This was largely driven by hosting costs, which during the three and nine months ended September 30, 2015 increased $0.4 million and $1.4 million, respectively, to support the increased use of our hosted platform. During the three and nine months ended September 30, 2015, we also experienced increases of $0.5 million and $1.2 million, respectively, of depreciation and amortization of internally developed software, and $0.1 million and $0.5 million, respectively, in amortization of intangible assets acquired as part of our acquisitions of Perfect Audience in June 2014 and SocialMoov in February 2015. In addition, compensation expense and allocated overhead increased $0.6 million and $0.3 million, respectively, during the nine months ended September 30, 2015, due to an increase in the number of global services and platform infrastructure personnel as compared to the same period in 2014. Expenses related to the 2015 Restructuring Plans during the third quarter of fiscal 2015 totaled $0.1 million for the three and nine months ended September 30, 2015.

Our gross margin decreased to 61% during the three and nine months ended September 30, 2015, respectively, compared to 64% during the corresponding periods in 2014. These decreases were due primarily to an overall decline in revenue growth during 2015, as well as our continued investment in display and social advertising initiatives. The gross margins were also negatively impacted by rising hosting and associated equipment costs, which were 7% of revenues during both of the three and nine months ended September 30, 2015, as compared to 5% and 4% in the three and nine months ended September 30, 2014, respectively.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$10,835	$12,186	$(1,351)	(11)%	$36,056	$36,152	$(96)	(0)%
Percent of revenues, net	42%	48%			45%	50%

Sales and marketing expenses for the three and nine months ended September 30, 2015, decreased $1.4 million and $0.1 million, respectively, or 11% and less than 1%, respectively, compared to the corresponding periods in 2014. The decreases were due primarily to a decrease in the global sales support and marketing headcount, including those that were part of the 2015 Restructuring Plans, contributing to a net decrease of $1.7 million and $1.0 million, respectively, in personnel-related costs, consisting primarily of employee compensation, benefits and travel costs, and $0.3 million in marketing costs, during the three and nine months ended September 30, 2015. These personnel and marketing cost reductions were partially offset by $0.7 million in restructuring related expenses during the three and nine months ended September 30, 2015, which primarily consisted of employee severance, as well as an increase in amortization expense of $0.1 million and $0.5 million, respectively, related to the intangible assets acquired as part of the Perfect Audience and SocialMoov acquisitions.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$8,162	$7,824	$338	4%	$25,840	$20,535	$5,305	26%
Percent of revenues, net	31%	30%			32%	29%

Research and development expenses for the three and nine months ended September 30, 2015, increased $0.3 million and $5.3 million, respectively, or 4% and 26%, respectively, compared to the corresponding periods in 2014. These fluctuations in research and development expenses partially reflected changes in the number of research and development personnel, resulting in a decrease of $0.1 million and an increase of $3.6 million in compensation expense during the three and nine months ended September 30, 2015, respectively. The remaining $0.4 million and $1.7 million increases during the three and nine months ended September 30, 2015, respectively, are primarily the result of an increase in professional fees of $0.2 million and $0.6 million, respectively, due to the usage of additional third-party resources to support the engineering and quality assurance functions; an increase in allocated overhead of $0.1 million and $0.6 million, respectively, due to the growth in headcount; and an increase in amortization expense of $0.1 million and $0.5 million, respectively, related to the intangible assets acquired as part of the Perfect Audience and SocialMoov acquisitions.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,882	$5,682	$200	4%	$17,257	$15,466	$1,791	12%
Percent of revenues, net	22%	22%			22%	21%

General and administrative expenses for the three and nine months ended September 30, 2015, increased $0.2 million and $1.8 million, respectively, or 4% and 12%, respectively, compared to the corresponding periods in 2014. Compensation, benefits and other employee-related expenses decreased by $0.1 million during the three months ended September 30, 2015, and increased by $1.3 million during the nine months ended September 30, 2015, due to fluctuations in the number of general and administrative personnel and the granting of additional equity awards to our existing employees. Additionally, expenses related to the 2015 Restructurings totaled $0.3 million for the three and nine months ended September 30, 2015.

Interest Expense, Net and Other (Expenses) Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Interest expense, net and Other (expenses) income, net	$(277)	$168	$(445)	(265)%	$(216)	$(242)	$26	11%

Other (expenses) income, net, primarily consists of foreign currency transaction gains and losses. During the three months ended September 30, 2015, the increase of $0.4 million, or 265%, in interest expense, net and other (expenses) income, net, was primarily due to $0.4 million in net foreign exchange losses related to fluctuations in foreign currency exchange rates. During the nine months ended September 30, 2015, interest expense, net and other (expenses) income, net, remained relatively constant.

(Provision for) Benefit from Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
(Provision for) benefit from income taxes	$(300)	$(259)	$(41)	16%	$(674)	$1,992	$(2,666)	(134)%

The provision for income taxes for the three and nine months ended September 30, 2015, totaled $0.3 million and $0.7 million, respectively, primarily as a result of revenues generated from our foreign operations. The provision for income taxes for the three months ended September 30, 2014 totaled $0.3 million, while the benefit from income taxes for the nine months ended September 30, 2014 totaled $2.0 million, primarily due to a decrease in our valuation allowances of $2.6 million as a result of deferred tax liabilities recorded as part of the acquisition of Perfect Audience.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines to fund capital purchases. As of September 30, 2015, our principal sources of liquidity were our cash and cash equivalents of $33.3 million, access to borrowings under our fully available revolving credit facility (the lesser of $20.0 million or 80% of our eligible accounts receivable) and our capital lease arrangements. Additionally, in July 2015 we amended our existing revolving credit facility, which increased the amount available for borrowing to $20.0 million. The approximate weighted average interest rate on our outstanding borrowings as of September 30, 2015, was 3%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure. We also have an outstanding irrevocable letter of credit for $1.3 million related to the non-cancelable lease for our corporate headquarters in San Francisco, California.

We presently maintain cash balances in our foreign subsidiaries. As of September 30, 2015, we had $33.3 million of cash and cash equivalents, of which only $5.5 million was held by our foreign subsidiaries. In the future, we plan to increase the invoicing and remittance of proceeds from our international operations in our foreign subsidiaries’ bank accounts. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(13,600)	$(20,128)
Net cash used in investing activities	(19,833)	(9,260)
Net cash (used in) provided by financing activities	(962)	738
Effect of foreign exchange rate changes on cash and cash equivalents	(526)	—
Net decrease in cash and cash equivalents	$(34,921)	$(28,650)

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

Cash used in operating activities during the nine months ended September 30, 2015, of $13.6 million was primarily the result of a net loss of $31.2 million, offset by non-cash expenses of $21.7 million, which primarily included depreciation, amortization, unrealized foreign currency gain or loss, stock-based compensation expense and deferred income tax expenses or benefits. These non-

cash expenses increased due to capital expenses and headcount growth related to continued investment in our business, as well as the acquisition of SocialMoov. This was further offset by a $4.1 million net change in working capital items (exclusive of changes due to net liabilities assumed from the acquisition of SocialMoov in February 2015), most notably (1) an increase in accounts receivable of $3.4 million due to the increase in sales and timing of related collections; (2) an increase in prepaid expenses and other current assets, and other (noncurrent) assets, of $1.3 million related to the growth of our operations and timing of related disbursements; (3) a decrease in deferred revenues of $0.7 million related to the timing of the collection of minimum fees at the start of our subscription agreements; and (4) a net increase in accounts payable and accrued expenses and other current and noncurrent liabilities of $1.4 million due to the timing of related disbursements and customer advances.

Cash used in operating activities during the nine months ended September 30, 2014, of $20.1 million was primarily the result of a net loss of $24.3 million, offset by non-cash expenses of $10.3 million, which primarily included depreciation, amortization, stock-based compensation expense and deferred income tax expenses or benefits. These non-cash expenses increased due to headcount growth related to continued investment in our business, as well as the acquisition of Perfect Audience in June 2014. This was further offset by a $6.1 million net change in working capital items (exclusive of changes due to net liabilities assumed from Perfect Audience), most notably (1) an increase in accounts receivable of $5.4 million due to the increase in sales and the timing of related collections; (2) an increase in prepaid expenses and other current assets, and other (noncurrent) assets, of $1.3 million related to the growth of operations and timing of related disbursements; (3) an increase in deferred revenues of $0.6 million related to the timing of the collection of minimum fees at the start of our subscription agreements; and (4) a net decrease in accounts payable and accrued expenses and other current and noncurrent liabilities of less than $0.1 million due to the timing of related disbursements and customer advances.

Investing Activities

During the nine months ended September 30, 2015 and 2014, investing activities primarily consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internally developed hosted software platform. We expect to continue to invest in property and equipment and develop our software platform for the foreseeable future. Investing activities during the nine months ended September 30, 2015 and 2014, are also inclusive of cash paid for the acquisitions of SocialMoov ($8.9 million, net of cash acquired of $1.4 million) and Perfect Audience ($5.3 million, net of cash acquired of $1.1 million), respectively.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2015, was $1.0 million. This was primarily due to $3.0 million net repayments under the loans assumed in the SocialMoov acquisition, our credit facility and our capital lease arrangements, partially offset by $2.1 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan.

Cash provided by financing activities during the nine months ended September 30, 2014, was $0.7 million. This was primarily related to $3.0 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan. These amounts were partially offset by $2.4 million in net repayments under our credit facility and capital lease arrangement.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and our data center and capital leases for computer equipment, as well as debt obligations under our credit facilities with Silicon Valley Bank. As of September 30, 2015, the future minimum payments under these commitments, as well as obligations under our credit facilities, were as follows:

	Payments Due By Period
	(In thousands)
	Debt Obligations	Interest Expense Payments	Operating Leases	Total
Remaining three months of 2015	$842	$48	$1,937	$2,827
Year ending December 31, 2016	1,099	89	7,732	8,920
Year ending December 31, 2017	472	61	7,427	7,960
Year ending December 31, 2018	500	33	4,503	5,036
Year ending December 31, 2019 and thereafter	307	6	13,752	14,065
Total	$3,220	$237	$35,351	$38,808

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of September 30, 2015.

In addition to the obligations in the table above, we have approximately $0.1 million of unrecognized tax benefits that have been recorded as liabilities as of September 30, 2015. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of September 30, 2015, other than operating leases and a standby letter of credit, as described in the notes to the unaudited condensed consolidated financial statements.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of September 30, 2015, we had cash and cash equivalents of $33.3 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2015, we had borrowings outstanding in the aggregate of $3.2 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 3% to 6%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of September 30, 2015, would result in an insignificant impact to interest expense for 2015.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 33% and 34% during the nine months ended September 30, 2015 and 2014, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were $(0.2) million and insignificant for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $(0.1) million for the three and nine months ended September 30, 2014. Transaction gains and losses are included in other (expenses) income, net.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $33.2 million during 2014, and net losses of $31.2 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $177.6 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We anticipate that our cost of revenues and operating expenses will increase in the foreseeable future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2015 on the basis of generally accepted accounting principles in the United States (“GAAP”), and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We primarily have a usage-based pricing model in which most of our fees are calculated as a percentage of customers’ advertising spend managed on our platform. This pricing model makes it difficult to accurately forecast revenues because our customers’ advertising spend managed by our platform may vary from month to month based on the variety of industries in which our advertisers operate, the seasonality of those industries and fluctuations in our customers’ advertising budgets or other factors. Our subscription contracts with our direct advertiser customers generally contain a minimum monthly fee, which is generally greater than one-half of our estimated monthly revenues from the customer at the time the contract is signed, and, as a result, the monthly minimum may not be a good indicator of our revenues from that customer. In addition, advertisers that use our platform through our agency customers typically do not have a minimum monthly spend amount or a minimum term during which they must use our platform and, as a result, the ability to forecast revenues from these advertisers is difficult. If we incorrectly forecast revenues for these advertisers and the amount of revenue is less than projections we provide to investors, the price of our common stock could decline substantially. Additionally, if we overestimate usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenues, which would harm our gross margins and other operating results.

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

•

channel-specific competitors, such as AdRoll Inc., Criteo S.A., MediaMath Inc., Nanigans, Inc., Rocket Fuel Inc. and Salesforce.com (through its wholly-owned subsidiary Social.com), may devote greater resources to the development, promotion and sale of their channel-specific products and services than we can; and

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

Increasing our customer base and achieving broader market acceptance of our software platform will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We expect to be substantially dependent on our sales force to obtain new customers. We may expand our sales team in order to increase revenues from new and existing customers and to further penetrate our existing markets and expand into new markets, but may not be able to attract and hire qualified sales personnel quickly enough or at all. Our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate or retain sufficient highly qualified sales personnel.

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

We might be required to spend significant resources to monitor and protect our intellectual property rights, and our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be costly, time-

consuming and distracting to management, whether or not it is resolved in our favor, and could ultimately result in the impairment or loss of portions of our intellectual property.

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

We currently maintain offices and/or have sales personnel in Australia, China, England, France, Germany, Ireland and Japan, as well as the United States. As we continue to expand our customer base outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

We increased our number of full-time employees from 285 as of December 31, 2011 to 571 as of December 31, 2014. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Moreover, we may from time to time decide to undertake cost savings initiatives, such as additional restructurings, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth or change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

Some features of our subscription services use cookies, which trigger the data protection requirements of certain foreign jurisdictions, such as the EU Cookie Directive. In addition, although our subscription services do not involve the collection or use of personally identifiable information from visitors, our services collect anonymous data about visitors’ interactions with our advertiser clients that may be subject to regulation under current or future laws or regulations. If our privacy or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, audits or other liabilities in such jurisdictions, or our advertisers may terminate their relationships with us. In addition, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, clients, or partners outside the United States. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign clients and partners are not able to lawfully transfer data to us.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	the level of advertising spend managed through our platform for a particular quarter;
•	customer renewal rates, and the pricing and usage of our platform in any renewal term;
•	demand for our platform and the size and timing of our sales;
•	customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;
•	network outages or security breaches and any associated expenses;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;
•	market acceptance of our current and future solutions;
•	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;
•	budgeting cycles of our customers;
•	our potentially lengthy sales cycle;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of infrastructure costs and operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	restructuring of our business and hiring or separation of employees;
•	foreign currency exchange rate fluctuations; and
•	general economic and political conditions in our domestic and international markets.

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
•

difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency and/or in foreign countries;

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

Since January 1, 2015 through October 31, 2015, the closing sales price of our common stock on the New York Stock Exchange ranged from $3.11 to $8.56 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

As of September 30, 2015, our directors, officers and their respective affiliates, beneficially owned approximately 18.4% of our outstanding voting stock. Therefore, these stockholders will continue to have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders could be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

		8-K	001-35838	07/24/15

10.4#	Transition and Separation Agreement with Christopher A. Lien.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents a management contract or compensatory plan.
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

MARIN SOFTWARE INCORPORATED

Dated: November 4, 2015	By:	/s/ David A. Yovanno
David A. Yovanno
Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2015	By:	/s/ Catriona M. Fallon
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

		8-K	001-35838	07/24/15

10.4#	Transition and Separation Agreement with Christopher A. Lien.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents a management contract or compensatory plan.
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