Form 10-K
period 2015-12-31
MARIN SOFTWARE INC
filed 2016-02-23
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-35838

Marin Software Incorporated

(Exact name of registrant as specified in its charter)

Delaware	20-4647180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

123 Mission Street, 27th Floor

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s Common Stock on the New York Stock Exchange of $6.74 on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2015, the aggregate market value of its shares held by non-affiliates was approximately $153 million. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2016, there were approximately 37.9 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

MARIN SOFTWARE INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, including statements regarding the capabilities of our technology platform and upgrades to the platform, product capabilities and their benefits for our customers, and expectations as to financial performance, that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, estimates and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements reflect our beliefs and certain assumptions based upon information available to us at the time we file this Annual Report on Form 10-K or the time of the documents incorporated by reference. Such forward-looking statements are only predictions, which may differ materially from actual results or future events. Although we believe that our expectations, estimates and projections reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used in this report, the terms “Marin,” “Registrant,” “we,” “us,” “our,” and “the Company” mean Marin Software Incorporated and its subsidiaries unless the context indicates otherwise.

PART I

ITEM 1.	BUSINESS

We provide a leading cross-channel advertising cloud platform that enables digital marketers to improve performance of their online advertising campaigns across devices, realize efficiencies and time savings, and make better business decisions. Our integrated platform is a software-as-a-service, or SaaS, analytics, workflow and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend across search, social and display channels. Our software solution is designed to help our customers:

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

Advertisers use our platform to create, target and convert precise audiences based on recent buying signals from users’ search, social and display interactions.  Our platform is integrated with leading publishers such as Baidu, Bing, Facebook, Google, Twitter, Yahoo!, Yahoo! Japan and Yandex. Additionally, we have integrations with more than 50 leading web analytics and ad-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

Our software platform serves as an integration point for advertising performance, sales and revenue data, allowing advertisers to connect the dots between advertising spend and revenue outcomes. Through an intuitive interface, we enable our customers to simultaneously run large-scale digital advertising campaigns across multiple publishers and channels, making it easy for marketers to create, publish, modify and optimize campaigns.

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

We completed our acquisitions of SocialMoov S.A.S., or SocialMoov, and NowSpots, Inc., which conducted business as Perfect Audience, or Perfect Audience, in February 2015 and June 2014, respectively, to complement our product offerings. SocialMoov provides a software platform that offers advertisers and agencies novel social advertising tools designed to increase engagement and return on investment, including Facebook video advertising, Twitter application program interface, or API, integration and television synchronization. Perfect Audience offers advertisers a SaaS demand-side platform to purchase display impressions and retarget audiences across the web, Facebook and Twitter. Perfect Audience expanded our cross-channel capabilities by adding new programmatic display and social advertising functionality while expanding our audience retargeting tools. These acquisitions are more fully described in Note 3 to the Consolidated Financial Statements.

Headquartered in San Francisco, we were founded in 2006. The mailing address of our headquarters is 123 Mission Street, 27th Floor, San Francisco, California 94105 and our telephone number at that location is (415) 399-2580. As of December 31, 2015, our customers collectively managed more than $7.8 billion in annualized ad spend on our platform, which we believe makes us the largest provider of independent advertising cloud solutions.

Offered Solutions

Our cloud-based platform helps our customers to measure, manage and optimize their digital marketing campaigns to improve performance of their online advertising campaigns, realize efficiencies and time savings, and make better business decisions. We offer solutions for direct advertisers of all sizes and the agencies that represent them, including enterprise, mid-market or small businesses.   We offer SaaS solutions for search, social and display as well as managed services for display and social.

Search

We offer two editions of our search platform that leverage the same underlying technology.

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

Our search platform is comprised of the following modules:

•

Optimization. Our Optimization module help advertisers manage bids across publishers to meet revenue goals and identify opportunities for campaign improvements, which we believe can improve financial performance and efficiencies.

•

Reporting and Analytics. Our Reporting and Analytics module enables advertisers to report results at a business level and analyze cross-channel performance trends, which we believe can lead to improved visibility and generate significant time savings.

•

Campaign Management. Our Campaign Management module provides the digital advertiser with a unified interface to create, manage and optimize campaigns across a broad range of publishers, creating greater efficiencies and increasing flexibility.

•

Connect. Our Connect module enables advertisers to automate and streamline the capture of revenue, cost and audience data from a range of sources such as ad servers, analytics systems, CRM platforms, publishers and third party databases. Through integrations across multiple data sources, our Connect module can help advertisers have a holistic picture of their digital advertising campaigns.

Social

Targeting agencies and advertisers of all sizes, Marin Social is designed to provide digital marketers with the power, scale and flexibility to execute advertising campaigns across multiple social networks.

Display

We offer two editions of our display platform that leverage the same underlying technology.

•

Marin Display. Targeting large advertisers and agencies, Marin Display is designed to provide digital advertisers with the power, scale and flexibility required to manage large-scale advertising campaigns across all major networks and across devices.

•

Perfect Audience. Targeting small businesses, Perfect Audience is designed for rapid deployment and offers customers and easy-to-use interface to implement and optimize campaigns across all major networks and across devices.

Technology & Supporting Platform

We designed our cloud-based platform to support large global advertisers. The majority of our software is written in Java. Our hardware consists of industry-standard servers and network infrastructure. Our standard operating system is Linux. Our software platform is character-set, language, currency, and time-zone independent. Our technology platform has the following key benefits:

•

Scalability. Our platform is designed to handle billions of ad units across thousands of advertisers, while delivering a responsive browsing and editing experience. As the number of advertisers and resulting computing and storage requirements grow, we can add hardware to our platform to accommodate growing demand.

•

Availability. Our customers are highly dependent on the availability of our platform, which is designed to be available 24x7, 365 days a year. We operate our own hardware and use third-party data centers that offer server redundancy, back-up communications and power and physical security.

•

Security. Our platform manages a large quantity of customer data. We employ technologies, policies and procedures to protect customer data. Our primary third-party data center has SSAE 16 attestations.

We are in the process of upgrading our software platform, which we believe will cost-effectively extend the scalability, speed, resiliency and availability of our services and facilitate our ability to add new features to our products.

Customers

We market and sell our solutions to advertisers directly and through advertising agencies that use our platform on behalf of their customers. Advertisers that we serve through our relationships with agencies have historically represented about half our revenues. There were no customers that accounted for greater than 10% of our revenues, net in 2015, 2014 or 2013.

Competition

The digital advertising cloud market is highly competitive, fragmented, and subject to changes in both technology and customer behavior. We face significant competition today and expect competition to intensify in the future. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new modules, features and services in a timely and efficient manner. We currently compete with large, well-established companies, such as Adobe Systems Incorporated and Google Inc. (through its wholly-owned subsidiary DoubleClick), and privately-held companies, such as Kenshoo Ltd. We also compete with in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. We believe the principal competitive factors in our market include the following:

•	solution quality, breadth, stability, flexibility and functionality;
•	tangible platform benefits;
•	level of customer satisfaction and our ability to respond to customer needs rapidly;
•	breadth and quality of advertiser and agency relationships;
•	ability to innovate and develop new or improved products and features while maintaining platform speed and stability;
•	ability to respond to changes in publishers’ APIs;
•	brand awareness and reputation; and
•	size of customer base.

Apart from cross-channel platform competitors, we also compete with channel solutions in the display and social advertising markets. Competitors in the display advertising market include public companies such as Criteo S.A. and Rocket Fuel Inc., as well as privately held companies such as AdRoll Inc. and MediaMath, Inc., while in the social advertising market we compete with public companies such as Salesforce.com (through its wholly-owned subsidiary Social.com), and privately-held companies such as Nanigans, Inc.

Our ability to remain competitive will largely depend on our ongoing performance in the areas of our solution breadth and depth as well as customer support.

Sales and Marketing

We sell our solutions directly to advertisers and to agencies in a wide range of industries through our global sales team. Our sales cycle can vary substantially by advertiser and agency, but can take up to nine months. We have a number of account executive sales teams organized by geography and market segments. We also have customer success professionals who are responsible for long-term customer satisfaction and retention, renewal, support and driving an increase in the volume of media managed by customers on our platform.

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

Research and Development

Our research and development team is responsible for the design, development, and maintenance of our platform. Our research and development process emphasizes frequent, iterative and incremental development cycles. Within our research and development organizations, we have several project teams that focus on platform and feature development for our integrated vertical offerings as part of our advertising cloud solutions. Each of these project teams includes engineers, quality engineers and product managers, as needed, responsible for the initial and ongoing development for their projects. Total research and development expense was $33.3 million, $28.8 million and $20.7 million and for the years ended December 31, 2015, 2014 and 2013, respectively.

Employees

As of December 31, 2015, we had a total of 511 regular full-time employees, including 203 employees located outside the United States. Although we have statutory employee representation obligations in certain countries, our United States employees are not represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Intellectual Property

Our intellectual property rights are a key component of our success. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights.

As of December 31, 2015, we had two issued patents and nine patent applications pending in the United States.

We own and use trademarks on or in connection with our products and services, including one trademark registered with the European Union and Australia and unregistered common law marks and pending trademark applications in the United States, China, Japan and Singapore. We have also registered numerous Internet domain names.

Available Information

The mailing address of our headquarters is 123 Mission Street, 27th Floor, San Francisco, California 94105 and our telephone number at that location is (415) 399-2580. Our website is www.marinsoftware.com. Through a link on the Investor Center section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are free of charge. The information posted to our website is not incorporated into this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $33.3 million and $33.2 million during 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $179.7 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We anticipate that our cost of revenues and operating expenses will increase in the foreseeable future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2016 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We primarily have a usage-based pricing model in which most of our fees are calculated as a percentage of customers’ advertising spend managed on our platform. This pricing model makes it difficult to accurately forecast revenues because our customers’ advertising spend managed by our platform may vary from month to month based on the variety of industries in which our advertisers operate, the seasonality of those industries and fluctuations in our customers’ advertising budgets or other factors. Our subscription contracts with our direct advertiser customers generally contain a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenues from the customer at the time the contract is signed, and, as a result, the minimum monthly platform fee may not be a good indicator of our revenues from that customer. In addition, advertisers that use our platform through our agency customers typically do not have a minimum monthly spend amount or a minimum term during which they must use our platform, and as a result, our ability to forecast revenues from these advertisers is difficult. If we incorrectly forecast revenues for these advertisers and the amount of revenue is less than projections we provide to investors, the price of our common stock could decline substantially. Additionally, if we overestimate usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenues, which would harm our gross margins and other operating results.

If the market for advertising cloud solutions grows more than in recent years, our business, growth prospects and financial condition would be adversely affected.

The market for advertising cloud solutions such as ours is not as mature as the market for on-premises enterprise software. Our success will depend to a substantial extent on the continued growth of cloud computing in general and advertising via cloud-based advertising channels in particular. While search and display advertising has been used successfully for several years, marketing via new cloud-based advertising channels such as mobile and social media is not as well established. The future growth of our business could be constrained by the level of acceptance and expansion of emerging cloud-based advertising channels, as well as the continued use and growth of existing channels, such as search and display advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the advertising cloud solutions market or the entry of competitive solutions. The continued expansion of the market for advertising cloud solutions depends on a number of factors, including the continued growth of the cloud-based advertising market, the growth of social and mobile as advertising channels and the cost, performance and perceived value associated with advertising cloud solutions, as well as the ability of cloud computing companies to address security and privacy concerns. Further, the cloud computing market is less developed in many jurisdictions outside of the United States. If we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing as a whole, including our applications, may be negatively affected. If there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending, security or private concerns competing technology or otherwise, it could result in reduced usage, which could decrease revenues or otherwise adversely affect our business.

If we are unable to maintain our relationships with, and access to, publishers, advertising exchange platforms and other platforms that aggregate the supply of advertising inventory, our business will suffer.

We currently depend on relationships with various publishers, including Baidu, Bing, Facebook, Google, Twitter, Yahoo!, Yahoo! Japan and Yandex, as well as advertising exchange platforms and aggregators of advertising inventory, including Google’s DoubleClick Ad Exchange, Yahoo!’s Right Media, Facebook’s Exchange, Microsoft’s Ad Exchange, Twitter’s MoPub and AppNexus. Our subscription services interface with these publishers’ platforms through APIs, such as the Google AdWords API or Facebook API. We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs, particularly the Google AdWords API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

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

•

channel-specific competitors, such as AdRoll Inc, Criteo S.A., MediaMath, Inc., Nanigans, Inc., Rocket Fuel Inc. and Salesforce.com (through its wholly-owned subsidiary Social.com), may devote greater resources to the development, promotion and sale of their channel-specific products and services than we can; and

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

In order for us to improve our operating results, it is important that our customers continue to manage their advertising spend on our platform, increase their usage and also purchase additional solutions from us. In the case of our direct advertiser customers, we offer our solutions primarily through subscription contracts and generally bill customers over the related subscription period, which is generally one year or longer. During the term of their contracts, our direct advertiser customers generally have no obligation to maintain or increase their advertising spend on our platform beyond a specified minimum monthly platform fee, which is typically set at the time the contract is signed and is generally greater than half of the monthly amount we anticipate the customer will spend. Our direct advertiser customers generally have no renewal obligation after the initial or then-current renewal subscription period expires, and even if customers renew contracts, they may decrease the level of their digital advertising spend managed through our platform, resulting in lower revenues from that customer. Advertisers that we serve through our arrangements with our advertising agencies generally do not have any contractual commitment to use our platform. Our customers’ usage may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our platform and our customer support, the frequency and severity of outages, the pricing of our, or competing, solutions, the effects of global economic conditions and reductions in spending levels or changes in our customers’ strategies regarding digital advertising. Due to our limited historical experience, we may not be able to accurately predict future usage trends. If our customers renew on less favorable terms or reduce their advertising spend on our platform, our revenues may grow more slowly than expected or decline.

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

Historically, our customers have primarily used our solutions for managing their search advertising, including mobile search advertising, and the substantial majority of our revenues are derived from advertisers that use our platform to manage their search advertising. We expect that search advertising will continue to be the primary channel used by our customers for the foreseeable future. Should our customers lose confidence in the value or effectiveness of search advertising, or if search advertising growth moderates or declines, the demand for our solutions may decline, and it may negatively impact our revenues. In addition, our failure to achieve market acceptance of our solution for the management of social and display advertising spend would harm our growth prospects, operating results and financial condition.

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

The software applications underlying our subscription services are inherently complex and may contain material defects or errors, which may cause disruptions in availability, misallocation of advertising spend or other performance problems. Any such errors, defects, disruptions in service or other performance problems with our software platform, including those resulting from new versions or updates, could negatively impact our customers’ businesses or the success of their advertising campaigns and cause harm to our reputation. If we have any errors, defects, disruptions in service or other performance problems with our software platform, customers could elect not to renew or reduce their usage or delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts or an increase in the length of collection cycles for accounts receivable. Errors, defects, disruptions in service or other performance problems could also result in customers making warranty or other claims against us, our giving credits to our customers toward future advertising spend or costly litigation. As a result, material defects or errors in our platform could have a material adverse impact on our business and financial performance.

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

Increasing our customer base and achieving broader market acceptance of our software platform will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new customers. We may expand our sales team in order to increase revenues from new and existing customers and to further penetrate our existing markets and expand into new markets, but may not be able to attract and hire qualified sales personnel quickly enough or at all. Our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate or retain sufficient highly qualified sales personnel.

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

Our success and ability to compete depends in part upon our intellectual property. We primarily rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions with our employees, customers, partners and others to establish and protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our solutions. In particular, we have two issued United States patents.

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

We use open source software in our platform. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open source licenses have not been interpreted by the United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our software platform. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could cause us to breach customer contracts, harm our reputation, result in customer losses or claims, increase our costs or otherwise adversely affect our business and operating results.

Because our long-term success depends, in part, on our ability to expand our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

We currently maintain offices and/or have personnel in Australia, China, England, France, Germany, Ireland and Japan, as well as the United States. As we continue to expand our customer base outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Canadian Dollars, Chinese Yuan, Euros, Japanese Yen and Singapore Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. If the U.S. Dollar strengthens relative to foreign currencies as it has during 2015, our non-U.S. revenues would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of United States and foreign currency denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. Turnover amongst our employees could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships. In addition, we must successfully integrate any new personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business. Further, our management team has only worked together for a short period of time, including our three executive officers who each joined within the last two years, and any loss of any other member of our management team could adversely affect our business.

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

We increased our number of full-time employees from 285 as of December 31, 2011 to 511 as of December 31, 2015. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Moreover, we may from time to time decide to undertake cost savings initiatives, such as additional restructurings, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth or change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, not clearly defined and rapidly evolving. Such regulation could directly restrict portions of our business or indirectly affect our business by constraining our customers’ use of our platform or limiting the growth of our markets.

Federal, state, municipal and/or foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, and regulations covering user privacy, data security, technologies such as cookies that are used to collect, store and/or process data, the taxation of products and services, unfair and deceptive practices, and/or the collection, use, processing, transfer, storage and/or disclosure of data associated with a unique individual. The categories of data regulated under these laws vary widely and are often ill-defined and subject to new applications or interpretation by regulators. Our subscription services enable our customers to serve digital ads to targeted population segments, as well as collect, manage and store data regarding the measurement and valuation of their digital advertising and marketing campaigns, which may include data that is directly or indirectly obtained or derived through the activities of online or mobile visitors. The uncertainty and inconsistency among these laws, coupled with a lack of guidance as to how these laws will be applied to current and emerging Internet and mobile analytics technologies, creates a risk that regulators, lawmakers or other third parties, such as potential plaintiffs, may assert claims, pursue investigations or audits, or engage in civil or criminal enforcement. These actions could limit the market for our subscription services or impose burdensome requirements on our services and/or customers’ use of our services, thereby rendering our business unprofitable.

Some features of our subscription services use cookies, which trigger the data protection requirements of certain foreign jurisdictions, such as the EU Cookie Directive and the EU Data Privacy Directive. In addition, our services collect data about visitors’ interactions with our advertiser clients that may be subject to regulation under current or future laws or regulations. If our privacy or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, audits or other liabilities in such jurisdictions, or our advertisers may terminate their relationships with us. In addition, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, clients, or partners outside the United States. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign clients and partners are not able to lawfully transfer data to us.

This area of the law is currently under intense government scrutiny and many governments, including the United States government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from or through the activities of visitors could be collected, processed or stored. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. Changes to existing laws or new laws regulating the solicitation, collection or processing of personal and consumer information, truth-in-advertising and consumer protection could affect our customers’ utilization of digital advertising and marketing, potentially reducing demand for our subscription services, or impose restrictions that make it more difficult or expensive for us to provide our services.

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

Our customers utilize our services to support and measure their direct interactions with visitors, and although we provide notice and choice mechanisms on our websites for our subscription services, we also must rely on our customers to implement and administer notice and choice mechanisms required under applicable laws. If we or our customers fail to abide by these laws, it could result in litigation or regulatory or enforcement action against our customers or against us directly.

In addition, self-regulatory organizations (such as the Digital Advertising Network or Network Advertising Initiative) to which our customers, partners and suppliers may belong, may impose opt-in or opt-out requirements on our customers, which may in the future require our customers to provide various mechanisms for users to opt-in or opt-out of the collection of any data, including anonymous data, with respect to such users’ web or mobile activities. The online and/or mobile industries may adopt technical or industry standards, or federal, state, local or foreign laws may be enacted that allow users to opt-in or opt-out of data that is necessary to our business. In particular, some government regulators and standard-setting organizations have suggested a “Do Not Track” standard that allows users to express a preference, independent of cookie settings in their browser, not to have website browsing recorded. All the major internet browsers have implemented some version of a “Do Not Track” setting. Furthermore, publishers may implement alternative tracking technologies that make it more difficult to access the data necessary to our business or make it more difficult for us to compete with the publisher’s own advertising management solutions. If any of these events were to occur in the future, it could have a material effect on our ability to provide services and for our customers to collect the data that is necessary to use our services.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	the level of advertising spend managed through our platform for a particular quarter;
•	customer renewal rates, and the pricing and usage of our platform in any renewal term;
•	demand for our platform and the size and timing of our sales;
•	customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;
•	network outages, platform downtime, software bugs or security breaches and any associated credits, warranty claims or other expenses;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;
•	market acceptance of our current and future solutions;
•	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;
•	budgeting cycles of our customers;
•	our potentially lengthy sales cycle;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of infrastructure costs and operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	restructuring of our business and hiring or separation of employees;
•	foreign currency exchange rate fluctuations; and
•	general economic and political conditions in our domestic and international markets.

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

We acquired SocialMoov S.A.S. (“SocialMoov”) in February 2015, and NowSpots, Inc., doing business as Perfect Audience (“Perfect Audience”) in June 2014 and may seek to acquire additional businesses, products or technologies in the future. However, these are the only two acquisitions in the history of our company and we have limited experience in acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms and/or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues.

Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions, including our acquisitions of SocialMoov and Perfect Audience, involve numerous risks, any of which could harm our business, including:

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

If we are unable to successfully integrate SocialMoov or Perfect Audience, or any future business, product or technology we acquire, our business and results of operations may suffer. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For instance, in connection with our acquisition of Perfect Audience, we issued 1.7 million shares of our common stock, and in connection with our acquisition of SocialMoov, we issued a combined total of 1.1 million shares in February 2015 and February 2016, and are obligated to issue up to an additional 0.5 million shares of our common stock, subject to certain contingencies in February 2017.

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

As of December 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2026 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange has been volatile. Factors affecting the market price of our common stock include:

•

variations in, or forward looking guidance regarding, our revenues, gross margin, operating results, free cash flow, loss per share, number of active advertisers, revenue retention rates, annualized advertising spend on our platform, adjusted EBITDA and how these results compare to analyst expectations;

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

From January 1, 2015 through December 31, 2015, the closing sales price of our common stock on the New York Stock Exchange ranged from $3.11 to $8.56 per share, and has a low closing price of $2.70 per share during the period from January 1, 2016 through February 12, 2016. Because our stock price has been volatile, investing in our common stock is risky.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. We have currently effective Registration Statements on Form S-3 registering for sale approximately 1.6 million and 1.7 million shares of our common stock issued or to be issued in connection with our acquisitions of SocialMoov and Perfect Audience, respectively. If the holders of these shares seek to sell their holdings, particularly in significant amounts in compressed time frames, the trading price of our common stock could be adversely impacted. A portion of the shares registered in connection with the acquisition of SocialMoov will not be issued, if at all, until the two year anniversary of the closing of the acquisition. After our initial public offering in March 2013, the holders of an aggregate of 18.8 million shares of our common stock had rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. To the extent the holders of such shares have not sold the shares otherwise, such holders may continue to have registration rights. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock.

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

Our corporate headquarters are located in San Francisco, California, where we occupy facilities totaling approximately 43,000 square feet under a lease which expires in July 2022. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. In December 2015, we entered into an agreement to sublease approximately 14,300 square feet of this property to an unrelated third party through December 2017.

We also lease office space in Austin, Chicago and New York in the United States, and Australia, England, France, Germany, Ireland, and Japan, which we use principally for sales and marketing, administration, customer support and to deliver professional services locally. We also lease office space in Portland, Oregon and Shanghai, China, which we use principally for engineering. We operate two data centers at third-party facilities located in the United States and Ireland.

We believe our facilities are in good condition and adequate for our current needs and for the foreseeable future. See Note 16 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” for information regarding our lease obligations.

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

	High	Low
Year Ended December 31, 2015
First Quarter	$8.56	$5.94
Second Quarter	$7.58	$5.47
Third Quarter	$6.76	$3.11
Fourth Quarter	$4.04	$3.15

	High	Low
Year Ended December 31, 2014
First Quarter	$12.57	$9.17
Second Quarter	$12.65	$8.41
Third Quarter	$12.14	$7.30
Fourth Quarter	$9.68	$7.79

Holders of our Common Stock

As of February 16, 2016, there were 93 stockholders of record. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Proxy Statement” is incorporated into this report by reference).

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended December 31, 2015.

Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in March 2013.

Recent Issuer Purchases of Equity Securities

The table below provides information with respect to recent repurchases of unvested shares of our common stock.

Total Number
of Shares
			Purchased	Maximum Number
	Total Number		as Part of	of Shares that
	of		Publicly	May Yet be
	Shares	Weighted	Announced	Purchased Under
	Purchased	Average Price	Plans or	the Plans
Period	(1)	Per Share	Programs	or Programs
October 1 – October 31, 2015	—	N/A	—	—
November 1 – November 30, 2015	40,987	$0.00	—	—
December 1 – December 31, 2015	—	N/A	—	—

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

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph shows a comparison from March 22, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2015, of the cumulative total return for our common stock, the NYSE Composite Index, and the S&P 1500 Data Processing & Outsourced Services Index. The graph assumes an investment of $100 on March 22, 2013 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

Company / Index	3/22/13	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Marin Software Incorporated	$100	$117.36	$73.14	$89.64	$73.14	$75.50	$84.07	$61.43	$60.43	$44.93	$48.14	$22.36	$25.57
NYSE Composite Index	100	100.51	101.83	107.58	116.92	119.07	125.00	122.55	124.81	126.24	125.99	114.98	119.71
S&P 1500 Data Processing & Outsourced Services	100	103.82	109.57	121.07	141.48	135.24	136.28	137.51	159.17	164.51	166.97	164.56	178.98

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

We derived the consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data includes the impact of our acquisitions.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Revenues, net	$108,530	$99,354	$77,315	$59,558	$36,121
Cost of revenues (1) (2) (3)	40,137	35,614	31,109	24,764	18,691
Gross profit	68,393	63,740	46,206	34,794	17,430
Operating expenses
Sales and marketing (1) (2) (3)	45,132	47,716	42,799	32,633	20,357
Research and development (1) (2) (3)	33,318	28,751	20,715	14,014	7,071
General and administrative (1) (2) (3)	22,391	21,257	17,028	13,432	6,679
Total operating expenses	100,841	97,724	80,542	60,079	34,107
Loss from operations	(32,448)	(33,984)	(34,336)	(25,285)	(16,677)
Interest expense, net	(118)	(177)	(453)	(520)	(378)
Other income (expenses), net	222	(466)	(571)	(456)	(229)
Loss before (provision for) benefit from income taxes	(32,344)	(34,627)	(35,360)	(26,261)	(17,284)
(Provision for) benefit from income taxes	(1,005)	1,456	(492)	(221)	(139)
Net loss available to common stockholders	$(33,349)	$(33,171)	$(35,852)	$(26,482)	$(17,423)
Net loss per share available to common stockholders, basic and diluted (4)	$(0.91)	$(0.97)	$(1.36)	$(6.00)	$(4.29)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted (4)	36,580	34,210	26,312	4,417	4,058

(1)	Stock-based compensation included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenues	$1,171	$765	$887	$439	$165
Sales and marketing	2,537	1,895	1,304	1,005	226
Research and development	7,518	3,785	1,346	831	163
General and administrative	4,393	2,797	1,681	2,673	143
	$15,619	$9,242	$5,218	$4,948	$697

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenues	$1,033	$399	$—	$—	$—
Sales and marketing	921	261	—	—	—
Research and development	1,034	397	—	—	—
General and administrative	146	74	—	—	—
	$3,134	$1,131	$—	$—	$—

(3)	Restructuring related expenses included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenues	$173	$—	$—	$—	$—
Sales and marketing	718	—	—	—	—
Research and development	53	—	—	—	—
General and administrative	270	—	—	—	—
	$1,214	$—	$—	$—	$—

(4)	See Note 14 of the consolidated financial statements for an explanation of the calculations of basic and diluted net loss per share available to common stockholders.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$37,326	$68,253	$104,407	$31,540	$1,719
Property and equipment, net	21,817	16,274	14,417	9,224	4,909
Total assets	116,192	128,307	137,377	57,224	18,297
Current portion of long-term debt	1,384	2,587	3,253	1,572	4,997
Long-term debt, less current portion	1,557	621	2,962	9,243	1,632
Convertible preferred stock, net of issuance costs	—	—	—	105,710	51,514
Total stockholders’ equity (deficit)	94,131	106,117	115,344	(72,706)	(48,408)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide a leading cross-channel advertising cloud platform that enables digital marketers to improve performance of their online advertising campaigns across devices, realize efficiencies and time savings, and make better business decisions. Our integrated platform is a software-as-a-service, or “SaaS,” analytics, workflow, and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend across search, social and display channels. Our software solution is designed to help our customers:

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

In December 2015, our customers collectively managed more than $7.8 billion in annualized advertising spend on our platform globally across a wide range of industries. We market and sell our solutions to advertisers directly and through leading advertising agencies. For 2015, 2014 and 2013, our revenues were $108.5 million, $99.4 million and $77.3 million, respectively, representing period-over-period growth of 9%, 29% and 30%, respectively. We incurred net losses of $33.3 million, $33.2 million and $35.9 million in 2015, 2014 and 2013, respectively.

The majority of our revenue is earned from subscription contracts under which we provide advertisers with access to our search, social and display advertising management platform, either directly or through the advertiser’s relationship with an agency that has a contract with us. In accordance with the subscription contracts, we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. Our search subscription contracts are generally one year or longer in length, while initial social and display contracts may vary in duration. Under our subscription contracts with most of our direct advertisers and some of our agency customers, customers are contractually committed to a minimum monthly platform fee, which is payable on a monthly basis over the duration of the contract and is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed minimum monthly platform fee. Our contractual arrangement is with the advertising agency and the advertiser is not a party to the terms of the contract. Accordingly, most advertisers through our agency customers do not have a commitment to use our services and the advertisers may be added or removed from our platform at the discretion of the respective agency. We invoice the advertising agency for the amounts due under the contract. Historically, approximately half of our revenues have been earned from advertising agency customers. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform. Our deferred revenues consist of the unearned portion of billed subscription fees.

Our subscription contracts indicate the date at which we begin invoicing our customers, which is generally the first day of the month following the execution of the contract. We generally invoice the greater of the minimum monthly platform fee or the percentage of advertising spend on our platform. The implementation process for new advertisers is typically four to six weeks; however, we generally have not charged a separate implementation fee under our standard subscription contracts.

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

The majority of our revenues are derived from our advertisers in the United States. We believe the markets outside of the United States offer an opportunity for growth, and we intend to make additional investments in sales and marketing to expand in these markets. Advertisers from outside of the United States represented 33%, 34% and 32% of total revenues for 2015, 2014 and 2013, respectively.

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform, which we currently use to service our customers. In September 2007, we launched Marin Enterprise, which targets large advertisers and agencies. We released Marin Professional Edition in March 2011, which targets mid-market advertisers and agencies. We have an iterative development process and we typically release new features every month. Additionally, we have continued to expand internationally in recent years, opening our London office in 2009, our Hamburg, Paris and Sydney offices in 2011, our Dublin and Tokyo offices in 2012 and our Shanghai office in 2013.

We completed our acquisitions of SocialMoov S.A.S., or “SocialMoov,” and NowSpots, Inc., which conducted business as Perfect Audience, or “Perfect Audience,” in February 2015 and June 2014, respectively, to complement our product offerings. These acquisitions are more fully described in Note 3 to our accompanying Consolidated Financial Statements.

Components of Results of Operations

Revenues

We generate revenues principally from subscription contracts under which we provide advertisers with access to our search, social and display advertising management platform, either directly or through the advertiser’s relationship with an agency with whom we have a contract. Under our subscription contracts with most direct advertisers and some of our agency customers, customers contractually commit to a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed minimum monthly platform fee. Additionally, advertisers we serve through our arrangements with our advertising agencies generally do not have a minimum commitment to continue using our services. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform, although some customers pay a flat monthly rate over the term of their subscription contract. Our deferred revenues consist of the unearned portion of billed subscription fees.

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

We intend to continue to invest in our global services and in the capacity of our hosting service infrastructure. As we continue to invest in technology innovation through our research and development organization, we expect to have increased amortization of internally developed software. We expect that this investment in technology should not only expand the breadth and depth of our cross-channel performance advertising cloud platform but also increase the efficiency of how we deliver these solutions, enabling us to improve our gross margin over time. The level and timing of investment in these areas could affect our cost of revenues in the future.

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

We plan to continue investing in sales and marketing by expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring marketing events, which we believe will enable us to add new customers and increase penetration within our existing customer base. We expect that, in the future, sales and marketing expenses will continue to be our largest operating expense category and may increase in absolute dollars.

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

Our research and development efforts are focused on enhancing our software architecture, adding new features and functionality to our platform and improving the efficiency with which we deliver these services to our customers. In the future, research and development expenses may increase in absolute dollars, partially offset by the capitalization of internally developed software. We believe that these investments are necessary to maintain and improve our competitive position.

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

Other Income (Expenses), Net and Interest Expenses, Net

Other income (expenses), net, primarily consists of foreign currency transaction gains and losses. Interest expense, net, consists primarily of interest income earned on our cash equivalents offset by the interest expense for our capital lease payments and borrowings under our equipment advances and revolving line of credit.

(Provision for) Benefit from Income Taxes

The (provision for) benefit from income taxes consists of federal, state and foreign income taxes. Due to recent losses, we maintain a valuation allowance against our deferred tax assets as of December 31, 2015. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

The following table is a summary of our consolidated statements of operations. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues, net	$108,530	$99,354	$77,315
Cost of revenues (1) (2) (3)	40,137	35,614	31,109
Gross profit	68,393	63,740	46,206
Operating expenses
Sales and marketing (1) (2) (3)	45,132	47,716	42,799
Research and development (1) (2) (3)	33,318	28,751	20,715
General and administrative (1) (2) (3)	22,391	21,257	17,028
Total operating expenses	100,841	97,724	80,542
Loss from operations	(32,448)	(33,984)	(34,336)
Interest expense, net	(118)	(177)	(453)
Other income (expenses), net	222	(466)	(571)
Loss before (provision for) benefit from income taxes	(32,344)	(34,627)	(35,360)
(Provision for) benefit from income taxes	(1,005)	1,456	(492)
Net loss	$(33,349)	$(33,171)	$(35,852)

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues	$1,171	$765	$887
Sales and marketing	2,537	1,895	1,304
Research and development	7,518	3,785	1,346
General and administrative	4,393	2,797	1,681
	$15,619	$9,242	$5,218

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues	$1,033	$399	$—
Sales and marketing	921	261	—
Research and development	1,034	397	—
General and administrative	146	74	—
	$3,134	$1,131	$—

(3)	Restructuring related expenses included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues	$173	$—	$—
Sales and marketing	718	—	—
Research and development	53	—	—
General and administrative	270	—	—
	$1,214	$—	$—

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods. Percent of revenue figures are rounded and therefore may not subtotal exactly.

	Years Ended December 31,
	2015	2014	2013
Revenues, net	100%	100%	100%
Cost of revenues	37	36	40
Gross profit	63	64	60
Operating expenses
Sales and marketing	42	48	55
Research and development	31	29	27
General and administrative	21	21	22
Total operating expenses	93	98	104
Loss from operations	(30)	(34)	(44)
Interest expense, net	—	—	(1)
Other income (expenses), net	—	—	(1)
Loss before (provision for) benefit from income taxes	(30)	(35)	(46)
(Provision for) benefit from income taxes	(1)	1	(1)
Net loss	(31)%	(33)%	(46)%

The following tables set forth our consolidated revenues by geographic area:

	Years Ended December 31,
	2015	2014	2013
Revenues, net by geography	(in thousands)
United States of America	$72,942	$65,745	$52,725
International	35,588	33,609	24,590
Total revenues, net	$108,530	$99,354	$77,315

	Years Ended December 31,
	2015	2014	2013
Revenues, net by geography
United States of America	67%	66%	68%
International	33	34	32
Total revenues, net	100%	100%	100%

Adjusted EBITDA

Adjusted EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, the amortization of intangible assets, the capitalization of internally developed software, interest expense, net, the benefit from or provision for income taxes, other income or expenses, net, and costs associated with acquisitions and restructurings. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•

Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based compensation expense, depreciation and amortization, capitalized software development costs, interest expense, net, benefit from or provision for income taxes, other income or expenses, net, costs associated with acquisitions and restructurings, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•

Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for bonus compensation and planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance; and

•

Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net loss	$(33,349)	$(33,171)	$(35,852)
Depreciation	6,993	5,669	4,722
Amortization of internally developed software	2,550	1,905	1,156
Amortization of intangible assets	3,134	1,131	—
Interest expense, net	118	177	453
Provision for (benefit from) income taxes	1,005	(1,456)	492
EBITDA	(19,549)	(25,745)	(29,029)
Stock-based compensation expense	15,619	9,242	5,218
Capitalization of internally developed software	(5,568)	(3,146)	(3,216)
Acquisition related expenses	635	351	—
Restructuring related expenses	1,214	—	—
Other (income) expenses, net	(222)	466	571
Adjusted EBITDA	$(7,871)	$(18,832)	$(26,456)

Comparison of the Years Ended December 31, 2015 and 2014

Revenues

	Years Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenues, net	$108,530	$99,354	$9,176	9%

Revenues increased $9.2 million, or 9%, for 2015 as compared to 2014. This increase was driven by growth in revenues from new advertisers and new product offerings, including those obtained from our acquisitions of SocialMoov and Perfect Audience in 2015 and 2014, respectively. There were no customers that accounted for greater than 10% of our revenues in either 2015 or 2014.

Revenues in 2015 from the United States and all international locations represented 67% and 33%, respectively, of revenues, and in 2014, revenues from the United States and international locations represented 66% and 34%, respectively, of revenues.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenues	$40,137	$35,614	$4,523	13%
Gross profit	68,393	63,740	4,653	7
Gross margin	63%	64%

Cost of revenues increased $4.5 million, or 13%, as compared to 2014. This was largely driven by hosting costs, which increased $1.7 million to support the increased use of our hosted platform. We also experienced increases of $1.5 million in depreciation and amortization of internally developed software, and $0.6 million in amortization of intangible assets acquired as part of our acquisitions of Perfect Audience in June 2014 and SocialMoov in February 2015. In addition, compensation expense and allocated overhead increased $0.1 million and $0.4 million, respectively, during 2015 due to an increase in the number of global services and platform infrastructure personnel as compared to 2014.

Our gross margin decreased to 63% during 2015 from 64% during 2014. This decrease was due primarily to our continued investment in display and social advertising initiatives, and rising hosting and associated equipment costs, which were 6% of revenues during 2015, as compared to 4% during 2014.

Sales and Marketing

	Years Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$45,132	$47,716	$(2,584)	(5)%
Percent of revenues, net	42%	48%

Sales and marketing expenses decreased $2.6 million, or 5%, as compared to 2014. This decrease was due primarily to a reduction in the global sales support and marketing headcount, including those that were part of or restructuring in 2015 (as described in Note 4 to the consolidated financial statements), contributing to a net decrease of $3.1 million in personnel-related costs, consisting primarily of employee compensation, benefits and travel costs, as well as $0.7 million in marketing costs. These personnel and marketing cost reductions were partially offset by $0.7 million in restructuring related expenses during 2015, which primarily consisted of employee severance, as well as an increase in amortization expense of $0.7 million related to the intangible assets acquired as part of the Perfect Audience and SocialMoov acquisitions.

Research and Development

	Years Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Research and development	$33,318	$28,751	$4,567	16%
Percent of revenues, net	31%	29%

Research and development expenses increased $4.6 million, or 16%, as compared to 2014. This increase partially reflected increases in the number of research and development personnel, resulting in an increase of $2.8 million in compensation expense during the year. The remaining $1.8 million increase during the year is primarily the result of an increase in professional fees of $0.6 million due to the usage of third-party resources to support the engineering and quality assurance functions; an increase in allocated overhead of $0.6 million due to the growth in headcount; and an increase in amortization expense of $0.6 million related to the intangible assets acquired as part of the Perfect Audience and SocialMoov acquisitions.

General and Administrative

	Years Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
General and administrative	$22,391	$21,257	$1,134	5%
Percent of revenues, net	21%	21%

General and administrative expenses increased $1.1 million, or 5%, respectively, as compared to 2014. This was due primarily to an increase in compensation, benefits and other employee-related expenses of $0.9 million during 2015 due to fluctuations in the number of general and administrative personnel and the granting of additional equity awards to our existing employees. Facilities expenses increased $1.4 million from the prior year due to our global expansion and rent increases associated with certain of our leases, but were largely offset due to decreases in professional fees of $1.0 million, primarily as a result of efficiencies realized by our service providers, and recruiting costs of $0.4 million, due primarily to scaling back growth in headcount.

Interest Expense, Net and Other Expenses, Net

	Years Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Interest expense, net and Other income (expenses), net	$104	$(643)	$(747)	(116)%

Other income (expenses), net, primarily consists of foreign currency transaction gains and losses. During 2015, the decrease of $0.7 million in interest expense, net and other income (expenses), net, was primarily due to fluctuations in our net foreign currency gains and losses as a result of changes in foreign exchange rates.

(Provision for) Benefit from Income Taxes

	Years Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
(Provision for) benefit from income taxes	$(1,005)	$1,456	$(2,461)	(169)%

The provision for income taxes for 2015 of $1.0 million was primarily the result of increased profits generated from our foreign operations, while the benefit from income taxes for 2014 of $1.4 million was primarily due to a decrease in our valuation allowances as a result of deferred tax liabilities recorded as part of the acquisition of Perfect Audience.

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

Interest Expense, Net and Other Expenses, Net

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Interest expense, net and Other expenses, net	$(643)	$(1,024)	$(381)	(37)%

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

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2015. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(in thousands)
Revenues, net	$29,015	$26,327	$26,775	$26,413	$27,002	$25,684	$23,853	$22,815
Cost of revenues (1) (2) (3)	9,454	10,375	10,599	9,709	9,323	9,145	8,763	8,383
Gross profit	19,561	15,952	16,176	16,704	17,679	16,539	15,090	14,432
Operating expenses
Sales and marketing (1) (2) (3)	9,076	10,835	13,064	12,157	11,563	12,186	11,978	11,989
Research and development (1) (2) (3)	7,478	8,162	9,194	8,484	8,217	7,824	6,627	6,083
General and administrative (1) (2) (3)	5,134	5,882	5,655	5,720	5,791	5,682	5,368	4,416
Total operating expenses	21,688	24,879	27,913	26,361	25,571	25,692	23,973	22,488
Loss from operations	(2,127)	(8,927)	(11,737)	(9,657)	(7,892)	(9,153)	(8,883)	(8,056)
Interest expense, net	(36)	(63)	(8)	(11)	(16)	(33)	(62)	(66)
Other income (expenses), net	356	(214)	(164)	244	(385)	201	(286)	4
Loss before (provision for) benefit from income taxes	(1,807)	(9,204)	(11,909)	(9,424)	(8,293)	(8,985)	(9,231)	(8,118)
(Provision for) benefit from income taxes	(331)	(300)	(138)	(236)	(537)	(259)	2,440	(188)
Net loss	$(2,138)	$(9,504)	$(12,047)	$(9,660)	$(8,830)	$(9,244)	$(6,791)	$(8,306)
Net loss per share available to common stockholders, basic and diluted	$(0.06)	$(0.26)	$0.33	$0.27	$(0.25)	$(0.27)	$(0.20)	$(0.25)

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(in thousands)
Cost of revenues	$371	$249	$322	$229	$189	$173	$192	$211
Sales and marketing	433	435	954	715	513	530	449	403
Research and development	1,687	1,864	2,340	1,627	1,337	1,362	649	437
General and administrative	1,088	1,058	1,323	924	849	851	651	446
Total stock-based compensation expense	$3,579	$3,606	$4,939	$3,495	$2,888	$2,916	$1,941	$1,497

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(in thousands)
Cost of revenues	$271	$271	$276	$215	$171	$171	$57	$—
Sales and marketing	247	247	247	180	112	112	37	—
Research and development	271	271	276	216	170	170	57	—
General and administrative	37	37	37	35	32	32	10	—
Total amortization of intangible assets	$826	$826	$836	$646	$485	$485	$161	$—

(3)	Restructuring related expenses included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(in thousands)
Cost of revenues	$68	$105	$—	$—	$—	$—	$—	$—
Sales and marketing	59	659	—	—	—	—	—	—
Research and development	—	53	—	—	—	—	—	—
General and administrative	6	264	—	—	—	—	—	—
Total restructuring related expenses	$133	$1,081	$—	$—	$—	$—	$—	$—

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods. Percent of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(as a % of revenues, net)
Revenues, net	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	33	39	40	37	35	36	37	37
Gross profit	67	61	60	63	65	64	63	63
Operating expenses
Sales and marketing	31	42	49	46	43	48	50	53
Research and development	26	31	34	32	30	30	28	27
General and administrative	18	22	21	22	21	22	23	19
Total operating expenses	75	95	104	100	95	100	101	100
Loss from operations	(7)	(34)	(44)	(37)	(29)	(36)	(38)	(36)
Interest expense, net	—	—	—	—	—	—	—	—
Other income (expenses), net	1	(1)	—	1	(1)	1	(1)	—
Loss before (provision for) benefit from income taxes	(6)	(35)	(44)	(36)	(31)	(35)	(39)	(36)
(Provision for) benefit from income taxes	(1)	(1)	(1)	(1)	(2)	(1)	10	(1)
Net loss	(7)%	(36)%	(45)%	(37)%	(33)%	(36)%	(29)%	(37)%

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines to fund capital purchases. As of December 31, 2015, our principal sources of liquidity were our cash and cash equivalents of $37.3 million, access to borrowings under our fully available revolving credit facility (the lesser of $20.0 million or 80% of our eligible accounts receivable following the amendment to our existing revolving credit facility in July 2015) and our capital lease arrangements. The approximate weighted average interest rate on our outstanding borrowings as of December 31, 2015, was 3%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure. We also have an outstanding irrevocable letter of credit for $1.3 million related to the non-cancelable lease for our corporate headquarters in San Francisco, California.

We presently maintain cash balances in our foreign subsidiaries. As of December 31, 2015, we had $37.3 million of cash and cash equivalents, of which only $7.4 million was held by our foreign subsidiaries. In the future, we plan to increase the cash and cash equivalents held by our foreign subsidiaries through invoicing and cash collections from our international operations. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(7,081)	$(24,390)	$(23,397)
Net cash used in investing activities	(21,890)	(12,614)	(8,239)
Net cash (used in) provided by financing activities	(1,294)	850	104,503
Effect of foreign exchange rate changes on cash and cash equivalents	(662)	—	—
Net (decrease) increase in cash and cash equivalents	$(30,927)	$(36,154)	$72,867

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

Cash used in operating activities in 2015 of $7.1 million was primarily the result of a net loss of: $33.3 million, offset by non-cash expenses of $29.2 million, which primarily included depreciation, amortization, unrealized foreign currency gain or loss, stock-based compensation expense and deferred income tax expenses or benefits. These non-cash expenses increased due to capital expenses and additional equity awards related to continued investment in our business, as well as the acquisition of SocialMoov in February 2015. This was further offset by a $2.9 million net change in working capital items (exclusive of changes due to net liabilities assumed from the acquisition of SocialMoov in February 2015), most notably (1) an increase in accounts receivable of $3.0 million due to the increase in sales and the timing of related collections; (2) a decrease in prepaid expenses and other current assets, and other (noncurrent) assets, of $0.9 million related to the growth of our operations and timing of related disbursements; (3) a decrease in deferred revenues of $0.6 million related to the timing of the collection of minimum fees at the start of our subscription agreements; and (4) a net decrease in accounts payable and accrued expenses and other current and noncurrent liabilities of $0.2 million due to the timing of related disbursements and customer advances.

Cash used in operating activities in 2014 of $24.4 million was primarily the result of a net loss of $33.2 million; a $7.7 million net change in working capital items (exclusive of changes due to net liabilities assumed from the acquisition of Perfect Audience in June 2014), most notably (1) an increase in accounts receivable of $4.6 million due to the increase in sales and the timing of related collections; (2) an increase in prepaid expenses and other current assets, and other (noncurrent) assets, of $2.5 million related to the growth of our operations and timing of related disbursements; (3) a decrease in deferred revenues of $0.5 million related to the timing of the collection of minimum fees at the start of our subscription agreements; and (4) a net decrease in accounts payable and accrued expenses and other current and noncurrent liabilities of $0.1 million due to the timing of related disbursements and customer advances. This was partially offset by non-cash expenses of $16.5 million, which included depreciation, amortization, stock-based compensation expense and deferred income tax benefits, which increased primarily due to capital expenses and headcount growth, primarily related to continued investment in our business, as well as the acquisition of Perfect Audience.

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

Investing Activities

During 2015, 2014 and 2013, investing activities consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internally developed hosted software platform. We expect to continue to invest in property and equipment and developing our software platform for the foreseeable future. Investing activities during 2015 and 2014 are also inclusive of cash paid for the acquisitions of SocialMoov ($8.9 million, net of cash acquired of $1.2 million) and Perfect Audience ($5.3 million, net of cash acquired of $1.1 million), respectively.

Financing Activities

Cash used in financing activities in 2015 totaled $1.3 million. This was primarily due to $3.6 million in net repayments under the loans assumed in the SocialMoov acquisition, our credit facility and our capital lease arrangements, partially offset by $2.4 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, net of sublease income, and our data center and capital leases for computer equipment, as well as debt obligations under our credit facilities with Silicon Valley Bank. As of December 31, 2015, the future minimum payments under these commitments, as well as obligations under our credit facilities, were as follows:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt obligations under equipment loans	$283	$283	$—	$—	$—
Capital lease obligations	2,700	1,101	1,199	400	—
Interest expense payments	237	137	94	6	—
Operating leases obligations, net	32,626	7,080	11,859	7,668	6,019
Total	$35,846	$8,601	$13,152	$8,074	$6,019

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of December 31, 2015.

In addition to the obligations in the table above, we have approximately $7.6 million of unrecognized tax benefits as of December 31, 2015. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of December 31, 2015, other than operating leases and a standby letter of credit, as described in the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future.

We believe the estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect these estimates or our future financial condition or results of operations. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements.

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

Revenue Recognition

We generate revenues principally from subscriptions either directly with advertisers or with advertising agencies to our platform for the management of search, social and display advertising. Our subscription agreements are generally one year or longer in length. The subscription fee under most contracts is variable based on the value of the advertising spend that our advertisers manage through our platform and is generally invoiced on a monthly basis. Contracts with direct advertisers and certain contracts with advertising agencies also include a minimum monthly fee that is payable over the duration of the contract. Our customers do not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. We commence revenue recognition for both direct advertisers and advertising agencies when all of the following conditions are met:

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

We apply the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with our platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, we consider the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether we sell our subscription services without professional services. If the deliverables have stand-alone value, we account for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of December 31, 2015, we did not have stand-alone value for the professional services and training services. This is because we include professional services and training services with our subscription services and those services are not available from other vendors.

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

Prior to our IPO, we estimated the fair value of our common stock for purposes of determining the fair value of our option awards. Subsequent to the IPO, we use the closing stock price on the date of grant. Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option pricing model to determine the fair value of our stock option awards. The determination of the grant date fair value of our stock option awards using an option pricing model is affected by the estimated fair value per share of the common stock underlying those options as well as assumptions regarding a number of other complex and subjective variables. These variables include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

•

Expected Volatility. As our common stock has been publicly traded for approximately three years, there is a lack of Company-specific historical and implied volatility data. Accordingly, we have estimated the expected stock price volatility for our common stock by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of public companies in the technology industry, primarily in the subscription software business. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

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

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

We used the following assumptions in our application of the Black-Scholes option pricing model for the periods presented in the table below:

	Years Ended December 31,
	2015	2014	2013
Dividend yield	0%	0%	0%
Expected volatility	49%	51%	55%
Risk-free interest rate	1.75%	1.89%	1.27%
Expected term (in years)	6.25	6.25	6.25

In addition, stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply an estimated forfeiture rate based on our historical forfeiture experience.

Future expense amounts for any particular period could be affected by changes in our assumptions or changes in market conditions.

Stock-based compensation expense included in the consolidated financial statement line items is as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues	$1,171	$765	$887
Sales and marketing	2,537	1,895	1,304
Research and development	7,518	3,785	1,346
General and administrative	4,393	2,797	1,681
	$15,619	$9,242	$5,218

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

Prior to our IPO, we were required to estimate the fair value of the common stock underlying our share-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. The fair value of the common stock underlying our share-based awards was determined by our board of directors, with input from management and contemporaneous third-party valuations. Our board of directors determined the fair value of our common stock on the date of grant based on a number of factors, with input from management and third-party valuation analyses.

In valuing our common stock, our board of directors determined the equity value of our business generally using the income approach and market comparable approach valuation methods. The income approach consisted of a discounted cash flow analysis. The methodology we used derived equity values utilizing a probability-weighted expected return method. Under this approach, the value of our common stock was estimated based upon an analysis of values for our common stock assuming the various possible future events for the Company, including, but not limited to, initial public offering, strategic merger or sale or remaining a private company. In the market approach, the valuations and outcomes of comparable peer companies in the public market were reviewed.

Income Taxes

As a result of our current net operating loss position in the United States, income tax expense consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by wholly-owned subsidiaries, along with state income taxes payable in the United States. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets (except for deferred tax assets associated with our subsidiaries in China, Japan and the United Kingdom), we have not historically recorded a provision for federal income taxes. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions. An analysis was conducted through December 31, 2015, to determine whether an ownership change had occurred since inception. The analysis indicated that because an ownership change occurred in a prior year, $0.2 million of each of our federal and state net operating losses were significantly limited pursuant to IRC Section 382. In the event we have subsequent changes in ownership or profitability is delayed, net operating losses and research and development credit carryovers could be further limited and may expire unutilized.

Allowance for Doubtful Accounts

We assess collectability based on a number of factors, including credit worthiness of the customer along with past transaction history; in addition, we perform periodic evaluations of our customers’ financial condition. Certain contracts with advertising agencies contain sequential liability provisions, where the agency does not have an obligation to pay until payment is received from the agency’s customers. In these circumstances, we evaluate the credit worthiness of the agency’s customers, in addition to the agency itself. Credit losses historically have not been material, which is directly attributable to our subscription-based services model, enabling us to immediately discontinue the availability of the services in question in the event of non-payment. Through December 31, 2015, we have not experienced any material credit losses.

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

Goodwill, Intangible Assets and Other Long-Lived Assets - Impairment Assessments

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

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of December 31, 2015, we had cash and cash equivalents of $37.3 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2015 we had borrowings outstanding in the aggregate of $2.9 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 3% to 6%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of December 31, 2015 would result in an insignificant impact to interest expense for 2016.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 33%, 34% and 32% during 2015, 2014 and 2013, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were $0.3 million, $(0.5) million and $(0.3) million during 2015, 2014 and 2013, respectively. Transaction gains and losses are included in other expenses, net.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion, while a strengthening U.S. Dollar can negatively impact our international revenues. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future, and we also do not expect that the effects of a 10% shift in foreign currency exchange rates would have a material impact on any financial instruments currently held by us.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Principal Executive Officer and Principal Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal year covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Marin Software Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive  loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of Marin Software Incorporated at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 22, 2016

Marin Software Incorporated

Consolidated Balance Sheets

(dollars and share numbers in thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$37,326	$68,253
Accounts receivable, net	21,718	18,726
Prepaid expenses and other current assets	4,186	4,751
Total current assets	63,230	91,730
Property and equipment, net	21,817	16,274
Goodwill	19,417	11,527
Intangible assets, net	10,405	7,399
Other noncurrent assets	1,323	1,287
Total assets	$116,192	$128,217
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,710	$3,737
Accrued expenses and other current liabilities	11,185	12,053
Deferred revenues	1,430	2,052
Current portion of long-term debt	1,384	2,587
Total current liabilities	15,709	20,429
Long-term debt, less current portion	1,557	621
Other long-term liabilities	4,795	1,050
Total liabilities	22,061	22,100
Commitments and contingencies (Note 16)
Stockholders’ equity
Convertible preferred stock, $0.001 par value - 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value - 500,000 shares authorized, 37,568 and 35,846 shares issued, 37,419 and 35,181 outstanding at December 31, 2015, and December 31, 2014, respectively	37	35
Additional paid-in capital	275,604	253,221
Accumulated deficit	(179,733)	(146,392)
Accumulated other comprehensive loss	(1,777)	(747)
Total stockholders’ equity	94,131	106,117
Total liabilities and stockholders' equity	$116,192	$128,217

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Comprehensive Loss

(dollars and share numbers in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues, net	$108,530	$99,354	$77,315
Cost of revenues	40,137	35,614	31,109
Gross profit	68,393	63,740	46,206
Operating expenses
Sales and marketing	45,132	47,716	42,799
Research and development	33,318	28,751	20,715
General and administrative	22,391	21,257	17,028
Total operating expenses	100,841	97,724	80,542
Loss from operations	(32,448)	(33,984)	(34,336)
Interest expense, net	(118)	(177)	(453)
Other income (expenses), net	222	(466)	(571)
Loss before (provision for) benefit from income taxes	(32,344)	(34,627)	(35,360)
(Provision for) benefit from income taxes	(1,005)	1,456	(492)
Net loss	(33,349)	(33,171)	(35,852)
Foreign currency translation adjustments	(1,030)	(747)	—
Comprehensive loss	$(34,379)	$(33,918)	$(35,852)
Net loss per share available to common stockholders, basic and diluted	$(0.91)	$(0.97)	$(1.36)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	36,580	34,210	26,312
Stock-based compensation is allocated as follows (Note 12):
Cost of revenues	$1,171	$765	$887
Sales and marketing	2,537	1,895	1,304
Research and development	7,518	3,785	1,346
General and administrative	4,393	2,797	1,681
Amortization of intangible assets is allocated as follows (Note 6):
Cost of revenues	$1,033	$399	$—
Sales and marketing	921	261	—
Research and development	1,034	397	—
General and administrative	146	74	—
Restructuring related expenses are allocated as follows (Note 4):
Cost of revenues	$173	$—	$—
Sales and marketing	718	—	—
Research and development	53	—	—
General and administrative	270	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(dollars and share numbers in thousands, except per share data)

	Convertible				Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Other Compre-	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	hensive Loss	(Deficit) Equity
Balances at December 31, 2012	18,753	$105,710	4,658	$5	$4,638	$(77,349)	$—	$(72,706)
Issuance of common stock in connection with initial public offering, net of issuance costs of $11,451	—	—	8,625	8	109,299	—	—	109,307
Conversion of convertible preferred stock into common stock	(18,753)	(105,710)	18,753	19	105,691	—	—	105,710
Conversion of warrant to purchase convertible preferred stock into warrant to purchase common stock	—	—	—	—	745	—	—	745
Issuance of common stock from exercise of vested stock options and vesting of options subject to repurchase	—	—	725	1	1,648	—	—	1,649
Issuance of common stock from cashless exercise of warrants	—	—	68	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	146	—	1,231	—	—	1,231
Stock-based compensation expense	—	—	—	—	5,218	—	—	5,218
Repurchase of unvested shares	—	—	(22)	—	(77)	—	—	(77)
Stock-based compensation tax benefits	—	—	—	—	119	—	—	119
Net loss	—	—	—	—	—	(35,852)	—	(35,852)
Balances at December 31, 2013	—	—	32,953	33	228,512	(113,201)	—	115,344
Issuance of common stock from exercise of vested stock options and vesting of options and shares subject to repurchase	—	—	938	—	2,841	—	—	2,841
Issuance of common stock under employee stock purchase plan	—	—	178	—	1,402	—	—	1,402
Issuance of unrestricted common stock in connection with acquisition of NowSpots Inc.	—	—	1,119	2	11,193	—	—	11,195
Stock issuance costs incurred in connection with acquisition of NowSpots Inc.	—	—	—	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	—	—	9,242	—	—	9,242
Repurchase of unvested shares	—	—	(7)	—	(20)	—	—	(20)
Stock-based compensation tax benefits	—	—	—	—	126	—	—	126
Net loss	—	—	—	—	—	(33,171)	—	(33,171)
Foreign currency translation adjustments and other, net	—	—	—	—	(23)	(20)	(747)	(790)
Balances at December 31, 2014	—	—	35,181	35	253,221	(146,392)	(747)	106,117
Issuance of common stock from exercise of vested stock options, vesting of restricted stock units and vesting of options and shares subject to repurchase (Note 11)	—	—	1,345	1	2,013	—	—	2,014
Tax withholding related to vesting of restricted stock units	—	—	—	—	(571)	—	—	(571)
Issuance of common stock under employee stock purchase plan	—	—	257	—	1,035	—	—	1,035
Issuance of unrestricted common stock in connection with acquisition of SocialMoov S.A.S.	—	—	636	1	4,337	—	—	4,338
Stock issuance costs incurred in connection with acquisition of SocialMoov S.A.S.	—	—	—	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	—	—	15,619	—	—	15,619
Repurchase of unvested shares	—	—	—	—	(2)	—	—	(2)
Stock-based compensation tax benefits	—	—	—	—	3	—	—	3
Net loss	—	—	—	—	—	(33,349)	—	(33,349)
Foreign currency translation adjustments and other, net	—	—	—	—	—	8	(1,030)	(1,022)
Balances at December 31, 2015	—	$—	37,419	$37	$275,604	$(179,733)	$(1,777)	$94,131

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(33,349)	$(33,171)	$(35,852)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,993	5,669	4,722
Amortization of internally developed software	2,550	1,905	1,156
Amortization of intangible assets	3,134	1,131	—
Loss on disposal of property and equipment	19	16	10
Unrealized foreign currency gains	(216)	—	—
Noncash interest expense related to warrants issued in connection with debt	42	124	251
Change in the valuation of outstanding preferred stock warrants	—	—	238
Stock-based compensation related to equity awards and restricted stock	15,619	9,242	5,218
Provision for bad debts	1,210	821	359
Deferred income tax benefits	(177)	(2,258)	(91)
Excess tax benefits from stock-based award activities	(3)	(126)	(119)
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	(2,986)	(4,561)	(2,147)
Prepaid expenses and other current assets	575	(2,009)	(881)
Other assets	348	(497)	(524)
Accounts payable	(1,597)	1,387	75
Deferred revenues	(625)	(540)	1,948
Accrued expenses and other current liabilities	1,382	(1,523)	2,240
Net cash used in operating activities	(7,081)	(24,390)	(23,397)
Investing activities
Purchases of property and equipment	(8,584)	(5,317)	(5,023)
Capitalization of internally developed software	(5,568)	(3,146)	(3,216)
Acquisition of business, net of cash acquired	(7,738)	(4,151)	—
Net cash used in investing activities	(21,890)	(12,614)	(8,239)
Financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	—	109,414
Proceeds from issuance of note payable, net of issuance costs	—	—	1,667
Repayment of notes payable	(3,649)	(3,130)	(9,660)
Debt issuance costs	(53)	—	—
Repurchase of unvested shares	(2)	(20)	(77)
Proceeds from exercise of common stock options	1,439	2,472	1,541
Proceeds from employee stock purchase plan, net	968	1,402	1,499
Excess tax benefits from stock-based award activities	3	126	119
Net cash (used in) provided by financing activities	(1,294)	850	104,503
Effect of foreign exchange rate changes on cash and cash equivalents	(662)	—	—
Net (decrease) increase in cash and cash equivalents	(30,927)	(36,154)	72,867
Cash and cash equivalents
Beginning of year	68,253	104,407	31,540
End of year	$37,326	$68,253	$104,407
Supplemental disclosures of other cash flow information
Cash paid for interest	$106	$106	$201
Cash paid for income taxes	404	221	276
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock to common stock	$—	$—	$105,710
Acquisition of equipment through capital leases	2,350	—	3,167
Conversion of warrant to purchase convertible preferred stock to common stock warrant	—	—	745
Purchases of property and equipment recorded in accounts payable and accrued expenses	—	1,364	208
Issuance of common stock under employee stock purchase plan	1,035	1,402	1,231
Issuance of common stock in connection with business acquisition	4,338	11,195	—
Accrued but unpaid debt issuance costs	—	—	38

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Background

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cross-channel performance advertising cloud platform for search, social and display advertising channels, offered as an integrated software-as-a-service, or SaaS, solution. The Company’s platform enables digital marketers to improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: New York, Chicago, Austin, Portland, London, Dublin, Hamburg, Paris, Tokyo, Sydney and Shanghai.

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

As of December 31, 2015 and 2014, no single customer accounted for greater than 10% of net accounts receivable. No single customer accounted for greater than 10% of consolidated revenues, net during the years ended December 31, 2015, 2014 and 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash equivalents were $25,564 and $58,027 as of December 31, 2015 and 2014, respectively.

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

Allowance for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. The following are changes in the allowance for doubtful accounts during 2015, 2014 and 2013, respectively.

	Years Ended December 31,
	2015	2014	2013
Balances at beginning of year	$989	$417	$277
Additions to expense or against goodwill	1,652	821	359
Write-offs and other deductions	(453)	(249)	(219)
Balances at end of year	$2,188	$989	$417

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of December 31, 2015 and 2014, the Company recorded an allowance for potential customer credits in the amount of $2,274 and $508, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. For 2015, 2014 and 2013, the Company capitalized $5,568, $3,146, and $3,216 of costs related to internally developed software, respectively. Amortization of capitalized costs related to internally developed software was $2,550, $1,905, and $1,156 for 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, unamortized internally developed software costs totaled $8,495 and $5,476, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from two to six years. Estimated remaining useful lives of purchased intangible assets are evaluated to assess whether events or changes in circumstances warrant a revision to the remaining periods of amortization.

In addition, the Company performs an annual goodwill impairment test during the fourth quarter of the Company’s fiscal year, and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No goodwill impairment has been identified in any of the years presented.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, excluding goodwill, for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment exists when the carrying value of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses during 2015, 2014 or 2013.

Operating Leases

The Company’s operating lease agreements include provisions for tenant improvement allowances, certain rent holidays and escalations in the base price of the rent payment. The Company defers tenant improvement allowances and amortizes the balance as a reduction to rent expense over the lease term. The Company records rent holidays and rent escalations on a straight-line basis over the lease term. Deferred rent is included in accrued expenses and other current liabilities, as well as other long-term liabilities in the accompanying consolidated balance sheets.

Freestanding Preferred Stock Warrants

Upon the consummation of the Company’s IPO, freestanding warrants related to the Company’s convertible preferred stock converted into warrants to purchase common stock. The preferred stock warrants were classified as liabilities on the Company’s consolidated balance sheet. Upon conversion, the liability recorded for the preferred stock warrants was reclassified to additional paid-in capital. When classified as liabilities, the preferred stock warrants were subject to reassessment at each balance sheet date, and any change in fair value was recognized as a component of other income (expenses), net. The Company adjusted the liability for changes in fair value until the preferred stock warrants were converted into warrants to purchase common stock.

Revenue Recognition

The Company generates revenues principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, social and display advertising. The Company’s subscription agreements are generally one year or longer in length. The Company’s subscription fee under most contracts is variable based on the value of the advertising spend that the Company’s advertisers manage through the Company’s platform and is generally invoiced on a monthly basis. Contracts with direct advertisers and certain contracts with advertising agencies also include a minimum monthly fee that is payable over the duration of the contract. The Company’s customers do not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. The Company commences revenue recognition for both direct advertisers and advertising agencies when all of the following conditions are met:

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

The Company applies the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of December 31, 2015, the Company did not have stand-alone value for the professional services and training services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

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

Stock-Based Compensation Expense

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

See Note 12 for further information.

Research and Development

Research and development costs are expensed as incurred, except for certain internal software development costs, which may be capitalized as noted above. Research and development costs include salaries, stock-based compensation expense, benefits and other operating costs such as outside services, supplies and allocated overhead costs.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising and promotion expense totaled $1,000, $1,475, and $785 for 2015, 2014 and 2013, respectively.

Foreign Currency

For international subsidiaries whose functional currency is not the U.S. Dollar, we translate the monetary assets and liabilities of these subsidiaries to U.S. Dollars using rates of exchange in effect at the balance sheet date. Nonmonetary assets and liabilities are re-measured to U.S. Dollars using historical exchange rates, and other accounts are re-measured using average exchange rates in effect during each period presented. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets, and related periodic movements are summarized as a line item in the consolidated statements of comprehensive loss.

The Company records net gains and losses resulting from foreign exchange transactions as a component of other income (expenses), net. Aggregate foreign currency gains (losses) included in determining net loss were $256, $(490) and $(332) during 2015, 2014 and 2013, respectively.

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

The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of liability provisions and changes to the liabilities that are considered appropriate. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As the Company maintained a full valuation allowance against its deferred tax assets in the United States, the adjustments resulted in no additional tax expense in 2015. Based on the Company’s assessment of many factors, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a material impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax assets and liabilities into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We have early adopted this standard in the fourth quarter of 2015 on a prospective basis, and it did not have an effect on the Company’s financial position or results of operations. Prior periods have not been retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates when compared with the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 31, 2017. The Company is currently in the process of evaluating the impact of pending adoption of this ASU on its consolidated financial statements.

3. Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective estimated fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective purchase price and fair values of identifiable net assets.

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

During the first quarter of 2016, the Company completed the valuation of the estimated fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the acquisition date. The results of operations and the preliminary fair values of the assets acquired and liabilities assumed have been included in the accompanying consolidated financial statements since the acquisition date. Revenues, net and earnings from SocialMoov were not material for the year ended December 31, 2015.

The total purchase price for the acquisition was $13,195, which consisted of 636 shares of the Company’s common stock valued at $4,337 upon the closing date using the weighted average of the Company’s closing date stock price for a short period of time preceding the closing date of the acquisition, and $8,858 in cash. Of the cash consideration paid, $1,894 is held in escrow to secure indemnification obligations of the shareholders of SocialMoov to the Company following the closing, which has not been released as of the filing date of this Annual Report on Form 10-K. Of the total purchase price, $1,953 was attributed to the fair value of net liabilities assumed, $1,120 was cash acquired, and $6,140 was the fair value of intangible assets acquired, with $7,888 as residual goodwill. The goodwill is primarily attributable to synergies expected to arise from the acquisition and is not expected to be deductible for tax purposes.

In addition, the Company agreed to issue 927 shares of common stock at future dates as defined in the Share Purchase Agreement, valued at $6,487 upon the closing date of the acquisition using the Company’s closing date stock price immediately preceding the acquisition, to existing employee shareholders of SocialMoov in connection with the acquisition, which are conditioned upon such employees’ continuous employment with the Company. These shares have been excluded from the purchase consideration and are being recognized as post-acquisition stock-based compensation expense over the employees’ requisite service periods. In February 2016, the Company issued 463 of these shares. The Company also granted RSUs representing 219 shares of common stock, valued at $959 using the Company’s grant date stock price, with time-based vesting to employees of SocialMoov that continued employment with SocialMoov subsequent to the acquisition. The Company recognizes compensation expense equal to the grant date fair value of the common stock or stock-based awards on a straight-line basis over the employees’ requisite service periods.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and residual goodwill from the acquisition of SocialMoov (in thousands except years):

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$2,607	N/A
Liabilities assumed (see Note 8)	(3,440)	N/A
Developed technology	3,800	5 years
Customer relationships	2,080	4 years
Tradename	260	3 years
Goodwill	7,888	Indefinite
Total purchase price	$13,195

The values assigned to the intangible assets are based on a third-party valuation analysis, which includes estimates and judgments regarding expectations for success and the life cycle of solutions and technologies acquired.

NowSpots, Inc.

On June 2, 2014, pursuant to the terms of an Agreement and Plan of Reorganization, a wholly-owned subsdiary of the Company merget with and into NowSpots, Inc. (which conducted business as Perfect Audience (“Perfect Audience”)), with Perfect Audience surviving as a wholly-owned subsidiary of the Company. Perfect Audience provides audience retargeting in the display and social advertising channels.

During the second quarter of 2015, the Company completed the valuation of the estimated fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the acquisition date, and the results of operations and the fair values of the acquired assets and liabilities assumed have been included in the consolidated financial statements since the acquisition date. Revenues, net and earnings attributable to Perfect Audience included in our consolidated financial statements were not material in 2014.

The total purchase price for the acquisition was $16,470, which consisted of 1,119 shares of the Company’s common stock valued at $11,195 based upon the closing date using the weighted average of the Company’s closing date stock price for a short period of time preceding the closing date of the acquisition, and $5,275 in cash. Of the total purchase price, $4,713 was attributed to the fair value of net liabilities assumed, $1,124 was cash acquired, and $8,530 was the fair value of intangible assets acquired, with $11,529 as residual goodwill. The goodwill is primarily attributable to the synergies expected to arise from the acquisition and is not deductible for tax purposes.

In addition, the Company issued 630 shares of common stock, valued at $6,301 upon the closing date of the acquisition using the weighted average of the Company’s closing date stock price for a short period of time preceding the closing date of the acquisition, to existing Perfect Audience employees in connection with the acquisition, which are conditioned upon such employees’ continuous employment with the Company. These shares have been excluded from the purchase consideration and are being recognized as post-acquisition stock-based compensation expense over the employees’ requisite service periods.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$1,493	N/A
Liabilities assumed	(5,082)	N/A
Developed technology	6,110	6 years
Customer relationships	1,290	4 years
Non-compete agreements and tradename	1,130	2 - 3 years
Goodwill	11,529	Indefinite
Total purchase price	$16,470

The values assigned to the intangible assets are based on a third-party valuation analysis, which includes estimates and judgments regarding expectations for success and the life cycle of solutions and technologies acquired.

4. Restructuring Activities

During the third and fourth quarters of 2015, the Company executed organizational restructurings (the “2015 Restructuring Plans”) in order to improve cost efficiencies and realign its sales and marketing operations. In connection with the 2015 Restructuring Plans, the Company recorded $1,214 of restructuring related expenses, consisting primarily of severance costs, to cost of revenues and operating expenses, as applicable, within the consolidated statements of comprehensive loss during 2015. Actions pursuant to the 2015 Restructuring Plan were substantially complete as of December 31, 2015.

As of December 31, 2015, approximately $97 in restructuring related expenses associated with the 2015 Restructuring Plans remained unpaid and included primarily in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

5. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	December 31,
	2015	2014
Computer equipment	$26,279	$21,422
Software	16,602	11,022
Office equipment	1,016	795
Furniture, fixtures and leasehold improvements	6,049	2,092
	49,946	35,331
Less: Accumulated depreciation and amortization	(28,129)	(19,057)
	$21,817	$16,274

Depreciation and amortization of internally developed software for 2015, 2014 and 2013 was $9,543, $7,574, and $5,878, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2015	2014
Accrued salary and payroll related expenses	$4,829	$6,017
Accrued accounts payable	3,417	3,709
Customer advances	1,463	1,366
Income tax payable	236	377
Sales and use tax payable	434	263
Other	806	321
	$11,185	$12,053

6. Goodwill and Intangible Assets

The goodwill balance as of December 31, 2015 of $19,417 was the result of the business acquisitions disclosed in Note 3 of these consolidated financial statements. The activity for the year ended December 31, 2015 consisted of the following:

Balance at December 31, 2014	$11,527
Add: Goodwill from SocialMoov acquisition	7,888
Add: Other adjustments to goodwill	2
Balance at December 31, 2015	$19,417

Intangible assets consisted of the following as of the dates presented:

	December 31,	December 31,	Estimated
	2015	2014	Useful Life
Developed technology	$9,910	$6,110	5 - 6 years
Customer relationships	3,370	1,290	4 years
Non-compete agreements and tradenames	1,390	1,130	2 - 3 years
	14,670	8,530
Less: accumulated amortization	(4,265)	(1,131)
	$10,405	$7,399

Amortization expense for 2015, 2014 and 2013 was $3,134, $1,131, and zero.

Future estimated amortization of intangible assets as of December 31, 2015 is presented below:

Year ending December 31, 2016	$3,080
Year ending December 31, 2017	2,850
Year ending December 31, 2018	2,537
Year ending December 31, 2019	1,843
Year ending December 31, 2020	95
$10,405

7. Fair Value Measurements

Account balances measured at fair value on a recurring basis include the following as of the dates presented:

	December 31,
	2015			2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$25,564	$—	$—	$58,027	$—	$—

The Company’s cash equivalents as of December 31, 2015 and 2014 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, amounts of $11,763 and $10,226, respectively, were held in bank deposits.

8. Debt

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

Revolving Credit Facility, Equipment Advance Facilities and Warrants

In January 2010, the Company signed an amendment to the Loan and Security Agreement, which provided for a revolving credit facility (the “Revolving Credit Facility”). In January 2011, the Company entered into an amendment to the Revolving Credit Facility pursuant to which Silicon Valley Bank agreed to extend an equipment advance facility of $2,000 (the “Equipment Advance Facility”). The Equipment Advance Facility could only be used to finance the purchase of equipment, accrued interest at a fixed per annum rate of 5.5%, was repayable in 36 consecutive monthly installments of principal and interest and expired on December 1, 2014. The Equipment Advance Facility was fully paid off on that date.

In December 2011, the Company entered into another amendment to its existing Revolving Credit Facility pursuant to which Silicon Valley Bank agreed to extend an additional equipment advance facility of $2,000 (the “Additional Equipment Advance Facility”). The Additional Equipment Advance Facility could only be used to finance the purchase of equipment. The Additional Equipment Advance Facility accrued interest at a fixed per annum rate of 5.5% and was repayable in 36 consecutive monthly installments of principal and interest. The Additional Equipment Advance Facility expired September 1, 2015 and was fully paid off on that date. In connection with the Additional Equipment Advance Facility, the Company issued a warrant to Silicon Valley Bank to purchase 37 shares of common stock at $2.70 per share. This warrant would expire on November 30, 2021. The fair value of the warrant was estimated at an aggregate of $139 using the Black-Scholes valuation model with the following assumptions: expected volatility of 57%; risk-free interest rate of 2.1%; expected life of 10 years; and no dividends. The fair value of the warrant was recorded as a discount to the loan and was amortized to interest expense over the loan term.

In December 2012, the Company entered into another amendment to its existing Revolving Credit Facility and Equipment Advance Facility pursuant to which Silicon Valley Bank agreed to extend an additional equipment advance facility of $3,000 (the “Supplemental Equipment Advance”). The Supplemental Equipment Advance may only be used to finance the purchase of equipment. The Supplemental Equipment Advance accrues interest at a fixed per annum rate of 3.0% and will be repayable in 33 consecutive monthly installments of principal and interest. The Supplemental Equipment Advance expires March 1, 2016. As of December 31, 2015, the Company had withdrawn the full amount available under the Supplemental Equipment Advance. In connection with the Supplemental Equipment Advance, the Company issued a warrant to Silicon Valley Bank to purchase 27 shares of common stock at $12.15 per share. This warrant was to expire in December 2022.

The fair value of the warrant was estimated at an aggregate of $213 using the Black-Scholes valuation model with the following assumptions: expected volatility of 57%; risk-free interest rate of 1.65%; expected life of 10 years; and no dividends. The fair value of the warrant was recorded as a discount to the Revolving Credit Facility and will be amortized to interest expense over the facility term. Together with the Series B convertible preferred stock warrant and the common stock warrants issued, a total of $251 and $159 was recognized as interest expense for 2013 and 2012, respectively, as a result of the amortization of the loan discounts. In May 2013, Silicon Valley Bank exercised the preferred stock warrant and common stock warrants using the cashless exercise feature, resulting in the net issuance of 68 shares of common stock. As a result, no such interest expense was recognized in 2015 or 2014.

In September 2013, the Company entered into an amendment to the Revolving Credit Facility pursuant to which Silicon Valley Bank agreed to increase the Revolving Credit Facility to the lesser of $15,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the Revolving Credit Facility was extended to July 31, 2015 and the annual interest rate was amended to 0.25% over the Prime Rate, payable on a monthly basis. Additionally, the Company’s obligation to meet certain financial covenants would be waived when the Company’s unrestricted cash balance exceeds $50,000.

In July 2015, the Company entered into an amendment to the Revolving Credit Facility pursuant to which Silicon Valley Bank agreed to increase the revolving credit facility of up to the lesser of $20,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the revolving credit facility was extended to July 31, 2017, and the annual interest rate was amended to (a) the prime rate or (b) the London interbank offered rate then in effect, plus a margin of 2.75%, payable on a monthly basis. The amendment contains affirmative and negative covenants, including covenants related to the delivery of financial and other information, the maintenance of certain financial covenants, as well as limitations on dispositions, changes in business or management, mergers or consolidations, dividends and other corporate actions. No amounts were outstanding pursuant to the Revolving Credit Facility as of December 31, 2015 and 2014. As of December 31, 2015, approximately $15,188 was available for withdrawal under the Revolving Credit Facility. The Revolving Credit Facility, the Additional Equipment Advance Facility and the Supplemental Equipment Advance are all collateralized with all of the personal property of the Company, excluding shares of controlled foreign corporations, patents and copyrights.

Capital Lease Arrangements

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease has an effective interest rate of 6.0% and is repayable in 36 consecutive equal monthly installments of principal and interest.

In August and December 2015, the Company entered into separate capital lease arrangements with the same equipment manufacturer to finance the acquisition of additional computer equipment. These leases have an effective annual interest rate of 5.8% and are repayable in 48 consecutive equal monthly installments of principal and interest.

At the end of the lease periods of both leases, the Company has the option to purchase the underlying equipment at the estimated fair market value or for a nominal amount. As of December 31, 2015 and 2014, the net book value of the equipment under the capital leases was $2,446 and $1,439, respectively, and the remaining principal balance payable was $2,700 and $1,542, respectively. The capital leases are collateralized by the underlying computer equipment.

The Company’s outstanding balances under the capital leases and Equipment Advance Facilities as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Capital leases	$2,700	$1,542
Equipment Advance Facilities	283	1,697
	2,983	3,239
Discount on long-term debt	(42)	(31)
	$2,941	$3,208

The maturities of debt as of December 31, 2015 are as follows:

Year Ending
December 31, 2016	$1,384
December 31, 2017	582
December 31, 2018	617
December 31, 2019	400
2,983
Less:
Current portion	(1,384)
Discount on long-term debt	(42)
Noncurrent portion of debt	$1,557

In connection with the acquisition of SocialMoov in February 2015 (see Note 3), the Company assumed outstanding debt totaling approximately $1,043, which consisted primarily of individual loans payable to (a) an agency of the French government, (b) a French public-sector investment bank and (c) a French private-sector financial institution. As of December 31, 2015, these loans were fully repaid.

In December 2014, the Company entered into a standby letter of credit agreement for $1,293 with Silicon Valley Bank in connection with the non-cancelable lease for the Company’s corporate headquarters in San Francisco. This standby letter of credit does not impact the balances available for withdrawal under the Revolving Credit Facility, the Additional Equipment Advance Facility and the Supplemental Equipment Advance. As of December 31, 2015, no amount was drawn on this standby letter of credit.

Outstanding warrants to purchase the Company’s Series B preferred stock were classified as liabilities which were adjusted to fair value at each reporting period until the earlier of their exercise or expiration on the later date of October 30, 2018 or five years from the closing of the Company’s IPO, or the completion of a liquidation event, including the completion of an IPO, at which time the preferred stock warrant liability was automatically converted into a warrant to purchase shares of common stock and was reclassified to stockholders’ equity. The Company recorded a loss of $238 and $362 for 2013 and 2012, respectively, within other income (expenses), net to adjust the warrant liability to fair value. The fair values were determined using Level 3 inputs under the GAAP fair value hierarchy. No such fair value adjustment was recorded in 2015 and 2014, as the underlying warrants were no longer outstanding subsequent to the Company’s IPO.

9. Convertible Preferred Stock

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

				Proceeds
	Shares	Shares	Liquidation	Net of
	Authorized	Outstanding	Amount	Issuance Cost
Series A	2,009	2,009	$2,248	$2,208
Series A-1	1,400	1,400	2,329	2,273
Series B	2,673	2,622	7,227	7,146
Series C	4,673	4,673	12,999	12,915
Series D	2,022	2,022	11,192	11,038
Series E	1,744	1,744	16,036	15,934
Series F	2,805	2,805	34,488	34,294
Series F-1	1,478	1,478	20,000	19,902
	18,804	18,753	$106,519	$105,710

Dividends

No dividends on the convertible preferred stock were declared by the Board of Directors from inception through their conversion into common stock.

10. Common Stock

On February 12, 2013, the Company’s Board of Directors approved a Restated Certificate of Incorporation, which became effective upon the consummation of the Company’s IPO. The Restated Certificate of Incorporation amends the authorized share capital to 500,000 shares of common stock ($0.001 par value per share) and 10,000 shares of blank-check preferred stock ($0.001 par value per share).

As of December 31, 2015 and 2014, reserved shares of common stock are as follows:

	December 31,
	2015	2014
Options or RSUs available for future grant under stock option plans	4,041	3,154
Options outstanding under stock option plans	5,960	6,376
RSUs outstanding under stock option plans	1,221	769
Shares available for future issuance under ESPP	776	1,005
Shares to be issued in connection with acquisition of SocialMoov	927	—
	12,925	11,304

11. Equity Award Plans

In April 2006, the Company’s Board of Directors adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-employee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase 18 and 85 shares of common stock as of December 31, 2015 and 2014, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability, as well as the fair value of vested outstanding options to non-employee consultants. As of December 31, 2015 and 2014, $249 and $826, respectively, has been recorded as a long-term liability on the accompanying consolidated balance sheets.

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which 4,500 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan at the time the 2013 Plan became effective are eligible for issuance under the 2013 Plan. The 2013 Plan became effective on March 21, 2013, at which time the Company ceased to grant equity awards under the 2006 Plan. The 2013 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first 10 calendar years through 2023, the number of shares of common stock reserved under the 2013 Equity Incentive Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Company’s Board of Directors. Pursuant to the terms of the 2013 Plan, the shares available for issuance increased by approximately 1,878 shares of common stock on January 1, 2016.

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

A summary of activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price Per Share	(in Years)	Value
Balances at December 31, 2012	4,314	$1.71	7.11	$34,439
Options granted	1,594	11.98	9.26
Options exercised	(618)	2.42	—
Options forfeited and cancelled	(435)	8.60	—
Balances at December 31, 2013	4,855	$6.56	7.85	$20,593
Options granted	3,558	9.39	8.35
Options exercised	(791)	3.12	—
Options forfeited and cancelled	(1,246)	9.51	—
Balances at December 31, 2014	6,376	$7.99	7.82	$9,697
Options granted	2,303	5.85	7.70
Options exercised	(727)	1.98	—
Options forfeited and cancelled	(1,992)	8.92	—
Balances at December 31, 2015	5,960	$7.58	7.85	$957
Options exercisable as of December 31, 2015	2,630	$7.91	6.42	$957
Options vested as of December 31, 2015	2,501	$7.77	6.39	$957
Options vested and expected to vest as of December 31, 2015	5,670	$7.61	7.79	$957

The intrinsic value of options exercised during 2015, 2014 and 2013 was $2,935, $5,615, and $5,693, respectively. The total estimated fair value of options vested during 2015, 2014 and 2013 was $7,573, $5,447, and $3,110, respectively.

The following table summarizes information about shares subject to stock options outstanding as of December 31, 2015:

	Options Outstanding
		Weighted
		Average
		Remaining
	Number	Contractual
Range of Exercise Prices	Outstanding	Life (in years)
$0.14 - $0.82	220	3.17
$2.39 - $2.70	295	4.99
$3.66 - $3.96	553	9.70
$5.20 - $6.81	1,339	9.17
$7.05 - $7.76	675	6.32
$8.05 - $9.87	2,167	8.34
$10.30 - $11.82	273	6.18
$12.12 - $14.14	438	6.75
	5,960

RSUs

A summary of RSUs granted and unvested under the 2013 Plan during 2015 and 2014 is as follows:

	RSUs Outstanding
		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	Per Unit
Granted and unvested at December 31, 2013	—	$—
RSUs granted	777	9.37
RSUs vested	—	—
RSUs cancelled	(8)	10.56
Granted and unvested at December 31, 2014	769	$9.36
RSUs granted	1,185	5.68
RSUs vested	(143)	9.83
RSUs cancelled and withheld to cover taxes	(590)	7.79
Granted and unvested at December 31, 2015	1,221	$9.36

Employee Stock Purchase Plan

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 Employee Stock Purchase Plan will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Pursuant to the terms of the 2013 ESPP, the shares available for issuance increased by approximately 376 shares on January 1, 2016. During 2015 and 2014, 257 and 178 shares, respectively, were issued under the 2013 ESPP.

12. Stock-Based Compensation Expense

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $15,619, $9,242 and $5,218 for 2015, 2014 and 2013, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate, and the expected life of options. The Company used the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Dividend yield	—	—	—
Expected volatility	49.1%	51.3%	55.0%
Risk-free interest rate	1.75%	1.89%	1.27%
Expected life of options (in years)	6.25	6.25	6.25
Forfeiture rate	7.0%	7.0%	7.0%
Weighted-average grant-date fair value	$2.88	$4.77	$6.41
Weighted-average grant-date exercise price	$5.85	$9.39	$11.98

As the Company has limited historical option exercise data, the expected term of the stock options granted to employees was calculated based on the simplified method. Under the simplified method, the expected term is equal to the average of an option’s weighted-average vesting period and its contractual term. Pursuant to the SEC Staff Accounting Bulletin (“SAB”) No. 110, the Company is permitted to continue using the simplified method until sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company estimates the expected volatility of its common stock on the date of grant based on the historical stock volatilities of similar publicly-traded entities over a period equal to the expected terms of the options, as the Company does not have sufficient trading history to use the volatility of its own common stock. The Company has no history or expectation of paying cash dividends on its common stock. The risk-free interest rate is based on the United States Treasury yield for a term consistent with the expected life of the options in effect at the time of grant.

Cash proceeds from the exercise of stock options were $1,439, $2,472, and $1,541 during 2015, 2014 and 2013, respectively.

Compensation expense is recognized ratably over the requisite service period. As of December 31, 2015 and 2014, there was $10,204 and $16,112, respectively, of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 2.6 and 3.0 years, respectively.

Prior to the consummation of the IPO, given the lack of an active public market for the Company’s outstanding Common and preferred stock, the Company’s Board of Directors established an estimate of fair value for these securities as well as for options and warrants to purchase these securities. The fair value of the Company’s common stock as used in the determination of the exercise price of stock options was estimated by the Board of Directors based on factors such as the liquidation preference, dividends and other rights of the outstanding preferred stock; recent financial and operating performance; the status of the Company’s development and sales efforts, revenue growth and additional objectives; the likelihood and proximity of an IPO; and the valuation of comparable companies that are publicly traded. Subsequent to the closing of the Company’s IPO, the Company has used the closing price of the Company’s common stock on the date of the stock option grant as the fair value of the Company’s common stock and the exercise price of the stock options.

For awards that are expected to result in a tax deduction, a deferred tax asset is established as the Company recognizes compensation expense. If the tax deduction exceeds the cumulative recorded compensation expense, the tax benefit associated with the excess deduction is considered a windfall benefit. The excess tax benefit from share compensation plans is recorded in additional paid-in capital and classified as a financing cash flow on the consolidated statements of cash flows. The Company has elected to use the “with and without” approach as described in ASU 740-20, Intraperiod Tax Allocation, in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized.

Restricted Stock and RSUs

As of December 31, 2015 and 2014, there was $10,667 and $9,459 of unrecognized compensation cost related to restricted stock and RSUs, respectively, which is expected to be recognized over a weighted-average period of 2.0 and 2.2 years, respectively. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

13. Income Taxes

The components of the Company’s loss before provision for (benefit from) income taxes were as follows:

	Years Ended December 31,
	2015	2014	2013
United States of America	$(17,173)	$(26,427)	$(24,197)
International	(15,171)	(8,200)	(11,163)
	$(32,344)	$(34,627)	$(35,360)

The components of the provision for (benefit from) income taxes were as follows:

	Years Ended December 31,
	2015	2014	2013
Current income tax provision
Federal	$—	$—	$—
State	111	101	26
Foreign	1,193	700	557
Total current income tax provision	1,304	801	583
Deferred income tax benefit
Federal	—	(2,094)	—
State	—	(191)	—
Foreign	(299)	28	(91)
Total deferred income tax benefit	(299)	(2,257)	(91)
Provision for (benefit from) income taxes	$1,005	$(1,456)	$492

The Company has incurred operating losses and has recorded a full valuation allowance against its deferred tax assets (except for the deferred tax assets associated with the Company’s subsidiaries in China, Japan and the United Kingdom) for all periods to date and, accordingly, has not recorded a provision for income taxes for any of the periods presented other than provisions for foreign and state income taxes.

The differences in the total provision for (benefit from) income taxes that would result from applying the 34% federal statutory rate to loss before provision for (benefit from) income taxes and the reported provision for (benefit from) income taxes were as follows:

	Years Ended December 31,
	2015	2014	2013
Tax benefit at U.S. statutory rate	$(10,997)	$(11,773)	$(12,022)
State income taxes, net of federal benefit	(104)	(105)	19
Foreign income and withholding taxes	6,033	3,593	4,382
Stock-based compensation	1,039	984	863
Change in valuation allowance	3,807	5,982	4,437
Research and development credits	(1,067)	(807)	(776)
Uncertain tax positions	1,277	52	1,499
Provision to return adjustments	848	(53)	1,894
Other	169	671	196
	$1,005	$(1,456)	$492

Major components of the Company’s deferred tax assets (liabilities) as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Current
Accruals and reserves	$—	$1,250
Stock-based compensation	—	586
Other	—	118
Current deferred tax assets	—	1,954
Valuation allowance	—	(1,822)
Total current deferred tax assets, net of valuation allowance	—	132
Noncurrent
Net operating loss	$32,703	$34,586
Accruals and reserves	2,887	128
Research and development credits	6,247	4,791
Stock-based compensation	5,028	1,757
Property and equipment and intangible assets	(2,036)	543
Other	2,802	(235)
Net deferred tax assets	47,631	41,570
Valuation allowance	(48,913)	(41,531)
Total noncurrent net deferred tax (liabilities) assets, net of valuation allowance	$(1,282)	$39

As a result of certain accounting guidance for stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2015 and 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Additional paid-in capital will be increased by $1,423 if and when such benefits are ultimately realized and reduce taxes payable.

The Code, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. An analysis was conducted through December 31, 2015 to determine whether an ownership change had occurred since inception. The analysis indicated that because an ownership change occurred in a prior year, federal and state net operating losses of $184 and $214, respectively, were significantly limited pursuant to IRC Section 382. In the event the Company has subsequent changes in ownership, net operating losses and research and development credit carryovers could be further limited and may expire unutilized.

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $96,633 and $86,881, respectively. The federal net operating loss carryforward will begin expiring in 2027 and the state net operating loss carryforward will begin expiring in 2017. As of December 31, 2015, the Company had federal and state research and development credits of approximately $5,020 and $4,637, respectively. The federal research and development credits will begin expiring in 2027. The state research and development credits are not currently subject to expiration.

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2015 and 2014 (except for the deferred income tax assets associated with the Company’s subsidiaries in China, Japan and the United Kingdom). The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $5,467, $9,295 and $4,205 during the years ended December 31, 2015, 2014 and 2013, respectively.

The Company files United States state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deduction, the nexus of income among various tax jurisdictions and compliance with state, local and foreign tax laws. The Company is not currently under any examination by the United States state or foreign tax authorities. Because of net operating loss and credit carry forwards, all of the Company’s tax years dating to inception in 2006 remain open to examination.

As of December 31, 2015 and 2014, the Company had unrecognized tax benefits of $357 and $129, respectively, that if recognized would impact the annual effective tax rate. During 2015, 2014 and 2013, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Ending balance as of December 31, 2012	$508
Increase in balances related to tax positions taken during the current period	580
Increase in balances related to tax positions taken during the prior period	—
Ending balance as of December 31, 2013	1,088
Increase in balances related to tax positions taken during the current period	394
Increase in balances related to tax positions taken during the prior period	99
Ending balance as of December 31, 2014	1,581
Increase in balances related to tax positions taken during the current period	3,196
Increase in balances related to tax positions taken during the prior period	2,781
Ending balance as of December 31, 2015	$7,558

The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2015 will significantly increase or decrease within the next twelve months.

United States income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $10,151 of undistributed earnings for certain foreign subsidiaries as of December 31, 2015. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

14. Net Loss Per Share Available to Common Stockholders

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented:

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net loss available to common stockholders	$(33,349)	$(33,171)	$(35,852)
Denominator:
Weighted average number of shares, basic and diluted	36,580	34,210	26,312
Net loss per share available to common stockholders:
Basic and diluted net loss per common share available to common stockholders	$(0.91)	$(0.97)	$(1.36)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2015	2014	2013
Options to purchase common stock	5,960	6,376	4,855
Restricted stock units	1,221	769	—
Restricted common stock	131	580	—
Common stock subject to repurchase	18	85	180
	7,330	7,810	5,035

15. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluation of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows:

	Years Ended December 31,
	2015	2014	2013
United States of America	$72,942	$65,745	$52,725
International	35,588	33,609	24,590
Total revenues, net	$108,530	$99,354	$77,315

Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows:

	December 31,
	2015	2014
United States of America	$20,825	$15,701
International	992	573
Total long-lived assets, net	$21,817	$16,274

16. Commitments and Contingencies

Operating Leases

Rent expense for 2015, 2014 and 2013 was $8,673, $7,478, and $6,811, respectively.

The Company has leased office space in San Francisco, Austin, Chicago, Dublin, Hamburg, London, New York, Paris, Portland, Sydney, Shanghai and Tokyo under non-cancelable operating leases, which expire between 2016 and 2024. Additionally, the Company subleases a portion of its San Francisco office space, and leases the space utilized for data center operations.

Future minimum lease payments for significant operating leases, net of sublease payments, as of December 31, 2015 were as follows:

Year Ending
December 31, 2016	$7,080
December 31, 2017	7,070
December 31, 2018	4,789
December 31, 2019	4,263
December 31, 2020	3,405
Thereafter	6,019
$32,626

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2015 and 2014.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2015 and 2014.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

17. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees in the United States. The Board of Directors determines contributions made by the Company annually. The Company made no contributions under this plan for 2015, 2014 and 2013.

18. Related Party Transactions

In October 2013, the Company appointed James Barrese to the Board of Directors. Mr. Barrese is the Chief Technology Officer of PayPal, Inc., which is a customer of the Company. During 2015, 2014 and 2013, the Company recorded total revenues of $554, $390 and $163, respectively, through its subscription agreements with PayPal, Inc. and its former parent eBay Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2016.

MARIN SOFTWARE INCORPORATED

By:	/s/ Catriona M. Fallon
Catriona M. Fallon Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Yovanno and Catriona M. Fallon, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ David A. Yovanno	Chief Executive Officer and Director	February 22, 2016
David A. Yovanno	(principal executive officer)

/s/ Catriona M. Fallon	Chief Financial Officer	February 22, 2016
Catriona M. Fallon	(principal financial and accounting officer)

/s/ Christopher A. Lien	Director	February 22, 2016
Christopher A. Lien

/s/ Paul Auvil	Director	February 22, 2016
Paul Auvil

/s/ James Barrese	Director	February 22, 2016
James Barrese

/s/ L. Gordon Crovitz	Director	February 22, 2016
L. Gordon Crovitz

/s/ Bruce Dunlevie	Lead Independent Director	February 22, 2016
Bruce Dunlevie

/s/ Donald Hutchison	Director	February 22, 2016
Donald Hutchison

/s/ Allan Leinwand	Director	February 22, 2016
Allan Leinwand

/s/ Daina Middleton	Director	February 22, 2016
Daina Middleton

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Amended and Restated Agreement and Plan of Reorganization by and among the Registrant, Infinity Acquisition Sub, Inc., Infinity Acquisition Sub II, L.L.C., NowSpots, Inc. and Fortis Advisors L.L.C. as Stockholders’ Agent as of May 30, 2014	8-K	001-35838	2.1	6/4/2014

2.2	Share Purchase Agreement by and among Marin Software Incorporated, SocialMoov, SocialMoov’s securityholders and Sylvain Eche, as Shareholders’ Agent, dated as of February 5, 2015	8-K	001-35838	2.1	2/5/2015

3.1	Restated Certificate of Incorporation.	10-Q	001-35838	3.1	5/9/2013

3.2	Restated Bylaws.	10-Q	001-35838	3.2	5/9/2013

4.1	Form of Common Stock Certificate.	S-1/A	333-186669	4.1	3/15/2013

4.2	Amended and Restated Investors Rights’ Agreement, dated as of January 25, 2012, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-186669	4.2	2/13/2013

10.1	Form of Indemnification Agreement.	S-1/A	333-186669	10.1	3/4/2013

10.2#	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-186669	10.2	2/13/2013

10.3#	2013 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, and restricted stock unit award agreement.	S-1/A	333-186669	10.3	3/4/2013

10.4#	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-186669	10.4	3/4/2013

10.5	Master Services Agreement, dated as of August 3, 2009, by and between the Registrant and Switch Communications Group L.L.C.	S-1	333-186669	10.7	2/13/2013

10.6#	Form of Severance and Change in Control Agreement between the Registrant and each of the executive officers.	S-1/A	333-186669	10.9	3/11/2013

10.7#	Executive Bonus Compensation Plan	10-K	001-35838	10.11	2/20/2015

10.8#	Offer Letter, dated May 4, 2014, by and between the Registrant and David. A. Yovanno.	8-K	001-35838	10.1	5/8/2014

10.9#	Release Agreement, dated July 8, 2014, by and between the Registrant and Peter Wooster	10-Q	001-35838	10.10	5/8/2014

10.10#	Description of Director Compensation Program	10-K	001-35838	10.14	2/20/2015

10.11	Second Amended and Restated Loan and Security Agreement, date as of July 23, 2015, by and among Silicon Valley Bank, Marin Software Incorporated, Marin Software Limited, a company registered under the laws of England and Wales, and Marin Software Limited, a company incorporated in Ireland.	8-K	001-35838	99.1	7/24/2015

10.12#	Offer Letter, dated as of July 1, 2015, by and between the Registrant and Catriona M. Fallon.	10-Q	001-35838	10.2	8/6/2015

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13#	Transition and Separation Agreement with Christopher A. Lien	10-Q	001-35838	10.4	11/5/2015

10.14#	Offer Letter, dated as of August 14, 2014, by and between the Registrant and Stephen E. Kim					X

10.15

First Amendment to Second Amended and Restated Loan and Security Agreement, date as of July 23, 2015, by and among Silicon Valley Bank, Marin Software Incorporated, Marin Software Limited, a company registered under the laws of England and Wales, and Marin Software Limited, a company incorporated in Ireland.

X

10.16	Office Lease, dated as of January 7, 2011, by and between the Registrant and 123 Mission, LLC, as amended					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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