Form 10-Q
period 2016-03-31
MARIN SOFTWARE INC
filed 2016-05-05
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, the registrant had 38,153,940 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	At March 31,
	2016	At December 31,
	(unaudited)	2015*
Assets
Current assets
Cash and cash equivalents	$36,237	$37,326
Accounts receivable, net	23,858	21,718
Prepaid expenses and other current assets	4,208	4,186
Total current assets	64,303	63,230
Property and equipment, net	21,234	21,817
Goodwill	19,578	19,417
Intangible assets, net	9,579	10,405
Other noncurrent assets	1,334	1,323
Total assets	$116,028	$116,192
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,376	$1,710
Accrued expenses and other current liabilities	12,071	11,185
Deferred revenues	1,544	1,430
Current portion of long-term debt	881	1,384
Total current liabilities	15,872	15,709
Long-term debt, less current portion	1,421	1,557
Other long-term liabilities	4,624	4,795
Total liabilities	21,917	22,061
Commitments and contingences (Note 13)
Stockholders’ equity
Common stock, $0.001 par value - 500,000 shares authorized, 38,200 and 37,568 shares issued, 38,127 and 37,419 outstanding at March 31, 2016, and December 31, 2015, respectively	38	37
Additional paid-in capital	279,571	275,604
Accumulated deficit	(184,146)	(179,733)
Accumulated other comprehensive loss	(1,352)	(1,777)
Total stockholders’ equity	94,111	94,131
Total liabilities and stockholders’ equity	$116,028	$116,192

*	Derived from our audited consolidated financial statements as of December 31, 2015.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues, net	$27,188	$26,413
Cost of revenues	9,190	9,709
Gross profit	17,998	16,704
Operating expenses
Sales and marketing	9,107	12,157
Research and development	8,009	8,484
General and administrative	4,969	5,720
Total operating expenses	22,085	26,361
Loss from operations	(4,087)	(9,657)
Interest expense, net	(18)	(11)
Other income, net	33	244
Loss before provision for income taxes	(4,072)	(9,424)
Provision for income taxes	(341)	(236)
Net loss	(4,413)	(9,660)
Foreign currency translation adjustments	425	(977)
Comprehensive loss	$(3,988)	$(10,637)
Net loss per share available to common stockholders, basic and diluted	$(0.12)	$(0.27)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	37,767	35,745
Stock-based compensation is allocated as follows (Note 9):
Cost of revenues	$421	$229
Sales and marketing	499	715
Research and development	2,022	1,627
General and administrative	880	924
Amortization of intangible assets is allocated as follows (Note 5):
Cost of revenues	$271	$215
Sales and marketing	248	180
Research and development	271	216
General and administrative	36	35

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(4,413)	$(9,660)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,665	1,630
Amortization of internally developed software	681	542
Amortization of intangible assets	826	646
Loss on disposal of property and equipment	1	4
Unrealized foreign currency losses (gains)	7	(243)
Noncash interest expense related to warrants issued in connection with debt	7	9
Stock-based compensation related to equity awards and restricted stock	3,822	3,495
Provision for bad debts	195	100
Deferred income tax benefits	—	(80)
Excess tax benefits from stock-based award activities	—	(8)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(2,204)	(26)
Prepaid expenses and other current assets	—	(1,215)
Other assets	(6)	552
Accounts payable	(331)	961
Deferred revenues	122	(318)
Accrued expenses and other current liabilities	323	(169)
Net cash provided by (used in) operating activities	695	(3,780)
Investing activities
Purchases of property and equipment	(267)	(2,342)
Capitalization of internally developed software	(1,493)	(827)
Payment of contingent consideration for prior acquisition	(93)	—
Acquisition of business, net of cash acquired	—	(7,509)
Net cash used in investing activities	(1,853)	(10,678)
Financing activities
Repayment of notes payable	(646)	(929)
Repurchase of unvested shares	—	(2)
Proceeds from exercise of common stock options	162	333
Proceeds from employee stock purchase plan, net	384	361
Stock issuance costs	—	(51)
Excess tax benefits from stock-based award activities	—	8
Net cash used in financing activities	(100)	(280)
Effect of foreign exchange rate changes on cash and cash equivalents	169	(717)
Net decrease in cash and cash equivalents	(1,089)	(15,455)
Cash and cash equivalents
Beginning of period	37,326	68,253
End of period	$36,237	$52,798
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$4	$1,027
Issuance of common stock in connection with acquisition of business	—	4,337

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cross-channel performance advertising cloud platform for search, display and social advertising channels, offered as an integrated software-as-a-service, or SaaS, solution. The Company’s platform enables digital marketers to improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: Austin, Chicago, Dublin, Hamburg, London, New York, Paris, Portland, Shanghai, Sydney and Tokyo.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for other interim periods or for future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The condensed consolidated balance sheet as of December 31, 2015, is derived from audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2016.

Fair Value Measurements

The Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value because of the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities, and in consideration of the Company’s credit risk profile, the carrying value of borrowings (Note 6) approximates fair value (level 2 within the fair value hierarchy).

Cash equivalents consist of money market funds, which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. These money market funds presented as cash equivalents on the consolidated balance sheets are classified as level 1 within the fair value hierarchy, and totaled $25,587 and $25,564 as of March 31, 2016 and December 31, 2015, respectively.

Allowance for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not historically experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. As of March 31, 2016 and December 31, 2015, the Company recorded an allowance for doubtful accounts in the amount of $2,006 and $2,188, respectively.

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of March 31, 2016, and December 31, 2015, the Company recorded an allowance for potential customer credits in the amount of $1,566 and $2,274, respectively.

Goodwill and Intangible Assets

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

In addition, we evaluate our goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that these assets may be impaired. No goodwill impairment has been identified in any of the periods presented.

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

The Company applies the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of March 31, 2016, the Company did not have stand-alone value for the professional services and training services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

Cost of Revenues

Cost of revenues primarily consists of costs related to hosting the Company’s cloud-based platform, providing implementation and ongoing customer support, data communications expenses, salaries and benefits of operations and support personnel, software license fees, costs associated with website development activities, indirect overhead, amortization expense associated with capitalized internally developed software and intangible assets and property and equipment depreciation.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718) which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which updates the new revenue standard (ASU 2014-09) by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance require an entity to (1) identify the specified goods or services (or bundles of goods or services), including rights to goods or services from a third party and (2) determine whether it controls each specified good or service before each good or service (or right to a third party good or service) is transferred to the customer. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 31, 2017. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods therein, and must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We early adopted this standard during the first quarter of 2016 on a prospective basis, and it did not have an effect on the Company’s financial position or results of operations. We will apply the new guidance to future adjustments to provisional amounts.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance as it relates to such awards. This guidance is effective for the Company in its first quarter of fiscal year ending December 31, 2017. The Company is currently evaluating the impact of our pending adoption of this ASU on the consolidated financial statements.

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

2. Business Combination

On February 12, 2015, pursuant to the terms of a Share Purchase Agreement, the Company acquired all outstanding shares of capital stock of SocialMoov S.A.S. (“SocialMoov”), with SocialMoov surviving as a wholly-owned subsidiary of the Company. Based in Paris, France, SocialMoov is a provider of social advertising tools for advertisers and agencies.

The total purchase price for the acquisition was $13,288, which consisted of 636 shares of the Company’s common stock valued at $4,337 upon the closing date using the weighted average of the Company’s closing date stock price for a short period of time preceding the closing date of the acquisition, $8,858 in cash paid at the acquisition date and $93 in cash paid as contingent consideration during the first quarter of 2016. Of the cash consideration paid at the closing date, $1,894 is held in escrow to secure indemnification obligations of the shareholders of SocialMoov to the Company following the closing, which has not been released as of the filing date of this Quarterly Report on Form 10-Q.

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

The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the accompanying unaudited condensed financial statements since the acquisition date. The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and residual goodwill from the acquisition of SocialMoov (in thousands except years):

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$2,607	N/A
Liabilities assumed	(3,508)	N/A
Developed technology	3,800	5 years
Customer relationships	2,080	4 years
Tradename	260	3 years
Goodwill	8,049	Indefinite
Total purchase price	$13,288

The goodwill is primarily attributable to synergies expected to arise from the acquisition, and is not expected to be deductible for tax purposes. The values assigned to the intangible assets are based on a third-party valuation analysis, which includes estimates and judgments regarding expectations for the success and life cycles of the solutions and technologies acquired.

3. Restructuring Activities

During the third and fourth quarters of 2015, the Company executed organizational restructurings (the “2015 Restructuring Plans”) in order to improve cost efficiencies and realign its sales and marketing operations. Actions pursuant to the 2015 Restructuring Plans were substantially complete as of December 31, 2015, and the associated costs were not material for the three months ended March 31, 2016.

4. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	March 31,	December 31,
	2016	2015
Computer equipment	$26,484	$26,279
Software	18,105	16,602
Office equipment	1,016	1,016
Furniture, fixtures and leasehold improvements	6,072	6,049
	51,677	49,946
Less: Accumulated depreciation and amortization	(30,443)	(28,129)
	$21,234	$21,817

Depreciation and amortization of internally developed software for the three months ended March 31, 2016 and 2015 was $2,346 and $2,172, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	March 31,	December 31,
	2016	2015
Accrued salary and payroll related expenses	$4,254	$4,829
Accrued accounts payable	5,083	3,417
Customer advances	1,502	1,463
Income tax payable	102	236
Sales and use tax payable	366	434
Other	764	806
	$12,071	$11,185

5. Goodwill and Intangible Assets

The goodwill activity for the three months ended March 31, 2016 consisted of the following:

Balance at December 31, 2015	$19,417
Add: Payment of contingent consideration for SocialMoov acquisition	93
Add: Other adjustments to goodwill	68
Balance at March 31, 2016	$19,578

Intangible assets consisted of the following as of the dates presented:

	March 31,	December 31,	Estimated
	2016	2015	Useful Life
Developed technology	$9,910	$9,910	5 - 6 years
Customer relationships	3,370	3,370	4 years
Non-compete agreements and tradenames	1,390	1,390	2 - 3 years
	14,670	14,670
Less: accumulated amortization	(5,091)	(4,265)
	$9,579	$10,405

Amortization expense was $826 and $646 for the three months ended March 31, 2016 and 2015, respectively.

Future estimated amortization of intangible assets as of March 31, 2016, is presented below:

Remaining nine months of 2016	$2,254
Year ending December 31, 2017	2,850
Year ending December 31, 2018	2,537
Year ending December 31, 2019	1,843
Year ending December 31, 2020	95
$9,579

6. Debt

Capital Lease Arrangements

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease had an effective annual interest rate of 6.0% and was repayable in 36 consecutive equal monthly installments of principal and interest. During the first quarter of 2016, the Company exercised its right to purchase the underlying equipment at its estimated fair market value of $206.

In August and December 2015, the Company entered into separate capital lease arrangements with the same equipment manufacturer to finance the acquisition of additional computer equipment. These leases have an effective annual interest rate of 5.8% and are repayable in 48 consecutive equal monthly installments of principal and interest. At the end of the lease periods of both leases, the Company has the option to purchase the underlying equipment at the estimated fair market value or for a nominal amount. As of March 31, 2016 and December 31, 2015, the net book value of the equipment under the capital leases was $2,061 and $2,446, respectively, and the remaining principal balance payable was $2,337 and $2,700, respectively.

Revolving Credit Facility

In July 2015, the Company entered into an amendment to its existing loan and security agreement pursuant to which Silicon Valley Bank agreed to increase the revolving credit facility of up to the lesser of $20,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the revolving credit facility was extended to July 31, 2017, and the annual interest rate was amended to (a) the prime rate or (b) the London interbank offered rate then in effect, plus a margin of 2.75%, payable on a monthly basis. The amendment contains affirmative and negative covenants, including covenants related to the delivery of financial and other information, the maintenance of certain financial covenants, as well as limitations on dispositions, changes in business or management, mergers or consolidations, dividends and other corporate actions. The revolving credit facility was amended further in February 2016 to update the terms of certain covenants. No amounts were outstanding pursuant to the revolving credit facility as of March 31, 2016 and December 31, 2015.

The maturities of all outstanding debt, including the capital lease arrangements, as of March 31, 2016, are as follows:

Year ending
2016	$739
2017	582
2018	617
2019	399
2,337
Less:
Current portion	(881)
Discount on long-term debt	(35)
Noncurrent portion of debt	$1,421

7. Common Stock

As of March 31, 2016, and December 31, 2015, the Company’s certificate of incorporation authorizes the issuance of 500,000 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	March 31,	December 31,
	2016	2015
Options or RSUs available for future grant under stock option plans	4,551	4,041
Options outstanding under stock option plans	6,161	5,960
RSUs outstanding under stock option plans	2,217	1,221
Shares available for future issuance under ESPP	1,482	776
Shares to be issued in connection with acquisition of SocialMoov	463	927
	14,874	12,925

8. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-employee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Board. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase 8 and 18 shares of common stock as of March 31, 2016, and December 31, 2015, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability, as well as the fair value of vested outstanding options to non-employee consultants. As of March 31, 2016, and December 31, 2015, $74 and $249, respectively, has been recorded as a long-term liability on the accompanying unaudited condensed consolidated balance sheets.

In February 2013, the Board and stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which 4,500 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan at the time the 2013 Plan became effective are eligible for issuance under the 2013 Plan. The 2013 Plan became effective on March 21, 2013, at which time the Company ceased to grant equity awards under the 2006 Plan. The 2013 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first ten calendar years through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by approximately 1,878 shares of common stock on January 1, 2016.

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price Per Share	(in Years)	Value
Balances at December 31, 2015	5,960	$7.58	7.85	$957
Options granted	442	3.29	9.93
Options exercised	(67)	2.46	—
Options forfeited and cancelled	(174)	8.94	—
Balances at March 31, 2016	6,161	7.29	7.81	$631
Options exercisable	2,825	$7.96	6.40	$630
Options vested	2,772	$7.91	6.52	$630
Options vested and expected to vest	5,870	$7.34	7.75	$631

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value Per Unit
Granted and unvested at December 31, 2015	1,221	$9.36
RSUs granted	1,300	3.30
RSUs vested	(105)	3.15
RSUs cancelled and withheld to cover taxes	(199)	4.98
Granted and unvested at March 31, 2016	2,217	$4.70

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 ESPP will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by approximately 376 shares on January 1, 2016. During the three months ended March 31, 2016 and 2015, no shares were issued under the 2013 ESPP.

9. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $3,822 and $3,495 for the three months ended March 31, 2016 and 2015, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions:

	Three Months Ended March 31,
	2016	2015
Dividend yield	—	—
Expected volatility	47.4%	49.5%
Risk-free interest rate	1.53%	1.79%
Expected life of options (in years)	6.25	6.25
Forfeiture rate	7.0%	7.0%

As the Company has limited historical option exercise data, the expected term of the stock options granted to employees was calculated based on the simplified method. Under the simplified method, the expected term is equal to the average of an option’s weighted-average vesting period and its contractual term. Pursuant to the SEC Staff Accounting Bulletin (“SAB”) No. 110, the Company will continue to use the simplified method until sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company estimates the expected volatility of its common stock on the date of grant based on the historical stock volatilities of similar publicly-traded entities over a period equal to the expected terms of the options, as the Company does not have sufficient trading history to use the volatility of its own common stock. The Company has no history or expectation of paying cash dividends on its common stock. The risk-free interest rate is based on the United States Treasury yield for a term consistent with the expected life of the options in effect at the time of grant.

Cash proceeds from the exercise of stock options were $162 and $333 during the three months ended March 31, 2016 and 2015, respectively.

Compensation expense is recognized ratably over the requisite service period. As of March 31, 2016, there was $9,282 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock and RSUs

As of March 31, 2016, there was $11,253 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted-average period of 2.6 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

Employee Stock Purchase Plan

The Company estimates the fair value of purchase rights under the 2013 ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the 2013 ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with assumptions substantially similar to those used for the valuation of our stock option awards.

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

Income tax expense for the three months ended March 31, 2016 and 2015, was $341 and $236 on pre-tax losses of $4,072 and $9,424, respectively. As of March 31, 2016, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company accounts for uncertain tax positions and believes that it has provided adequate reserves for its unrecognized tax benefits for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next year. There were no interest or penalties associated with uncertain tax positions included within the income tax expense balance for the three months ended March 31, 2016 and 2015.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss available to common stockholders	$(4,413)	$(9,660)
Denominator:
Weighted average number of shares, basic and diluted	37,767	35,745
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.12)	$(0.27)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	6,161	7,071
Restricted stock units	2,217	1,457
Restricted common stock issued	66	565
Common stock subject to repurchase	8	60
Total	8,452	9,153

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended March 31,
	2016	2015
United States of America	$18,740	$17,315
International	8,448	9,098
Total revenues, net	$27,188	$26,413

Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows for the periods presented:

	March 31,	December 31,
	2016	2015
United States of America	$20,304	$20,825
International	930	992
Total long-lived assets, net	$21,234	$21,817

13. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended March 31, 2016 and 2015 was $2,168 and $1,969, respectively.

Future minimum lease payments for significant operating leases, net of sublease payments from a portion of the Company’s San Francisco office space, as of March 31, 2016, were as follows:

Remaining nine months of 2016	$5,399
Year ending December 31, 2017	7,092
Year ending December 31, 2018	4,810
Year ending December 31, 2019	4,261
Year ending December 31, 2020 and thereafter	9,485
$31,047

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheets as of March 31, 2016 and audited consolidated balance sheets as of December 31, 2015.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheets as of March 31, 2016 and audited consolidated balance sheets as of December 31, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2015, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 22, 2016. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.” These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform, which we currently use to service our customers. In September 2007, we launched Marin Enterprise, which targets large advertisers and agencies. We released Marin Professional Edition in March 2011, which targets mid-market advertisers and agencies. We have an iterative development process and we typically release new features every month. Additionally, we have continued to expand internationally since our incorporation, opening our Hamburg, Paris and Sydney offices in 2011, our Dublin and Tokyo offices in 2012 and our Shanghai office in 2013. We completed our acquisitions of SocialMoov S.A.S., or “SocialMoov,” and NowSpots, Inc., which conducted business as Perfect Audience, or “Perfect Audience,” in February 2015 and June 2014, respectively, to complement our product offerings.

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

The majority of our revenue is derived from our advertisers in the United States. We believe the markets outside of the United States offer an opportunity for growth, and we intend to make additional investments in sales and marketing to expand in these markets.

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

If our contractual arrangement is with an advertising agency, the advertiser is not a party to the terms of the contract. Accordingly, most advertisers through our agency customers do not have a commitment to use our services, and the advertisers may be added or removed from our platform at the discretion of the respective agency. We invoice the advertising agency for the amounts due under the contract. Historically, approximately half of our revenues have been earned from advertising agency customers. Under our subscription contracts with most direct advertisers and some of our agency customers, customers contractually commit to a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our advertising agency customers do not include a committed minimum monthly platform fee. Additionally, advertisers we serve through our arrangements with our advertising agencies generally do not have a minimum commitment to continue using our services. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform, although some customers pay a flat monthly rate over the term of their subscription contract.

Our subscription contracts indicate the date at which we begin invoicing our customers, which is generally the first day of the month following the execution of the contract. We generally invoice the greater of the minimum monthly platform fee or the percentage of advertising spend on our platform. The implementation process for new advertisers is typically four to six weeks; however, we generally have not charged a separate implementation fee under our standard subscription contracts. Our deferred revenues primarily consist of the unearned portion of minimum monthly platform fees paid at least three months in advance.

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

We intend to continue to invest in our global services and in the capacity of our hosting service infrastructure. As we continue to invest in technology innovation through our research and development organization, we expect to have increased amortization of internally developed software. We expect that this investment in technology should not only expand the breadth and depth of our cross-channel performance advertising cloud platform but also increase the efficiency of how we deliver these solutions. The level and timing of investment in these areas could affect our cost of revenues in the future.

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

We may continue investing in sales and marketing by expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring marketing events, which we believe may enable us to add new customers and increase penetration within our existing customer base. We expect that, in the future, sales and marketing expenses will continue to be our largest operating expense category and may increase in absolute dollars.

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

We may incur incremental costs associated with supporting the growth of our business, both in terms of size and geographic expansion, and to meet the increased compliance requirements associated with our continued operation as a public company. Such costs may include increases in our accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with the Sarbanes-Oxley Act of 2002. As a result, our general and administrative expenses may increase in absolute dollars in future periods.

Results of Operations

The following table is a summary of our consolidated statements of operations. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues, net	$27,188	$26,413
Cost of revenues (1) (2)	9,190	9,709
Gross profit	17,998	16,704
Operating expenses
Sales and marketing (1) (2)	9,107	12,157
Research and development (1) (2)	8,009	8,484
General and administrative (1) (2)	4,969	5,720
Total operating expenses	22,085	26,361
Loss from operations	(4,087)	(9,657)
Interest expense, net	(18)	(11)
Other income, net	33	244
Loss before provision for income taxes	(4,072)	(9,424)
Provision for income taxes	(341)	(236)
Net loss	$(4,413)	$(9,660)
Other financial data:
Adjusted EBITDA (3)	$1,423	$(3,763)

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenues	$421	$229
Sales and marketing	499	715
Research and development	2,022	1,627
General and administrative	880	924

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenues	$271	$215
Sales and marketing	248	180
Research and development	271	216
General and administrative	36	35

(3)

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss	$(4,413)	$(9,660)
Depreciation	1,665	1,630
Amortization of internally developed software	681	542
Amortization of intangible assets	826	646
Interest expense, net	18	11
Provision for income taxes	341	236
EBITDA	(882)	(6,595)
Stock-based compensation expense	3,822	3,495
Capitalization of internally developed software	(1,493)	(827)
Acquisition related expenses	9	408
Other income, net	(33)	(244)
Adjusted EBITDA	$1,423	$(3,763)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods.

	Three Months Ended March 31,
	2016	2015
Revenues, net	100%	100%
Cost of revenues	34	37
Gross profit	66	63
Operating expenses
Sales and marketing	33	46
Research and development	29	32
General and administrative	18	22
Total operating expenses	80	100
Loss from operations	(14)	(37)
Interest expense, net	—	—
Other income, net	—	1
Loss before provision for income taxes	(14)	(36)
Provision for income taxes	(1)	(1)
Net loss	(15)%	(37)%

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenues, net	$27,188	$26,413	$775	3%

Subscription revenues for the three months ended March 31, 2016 increased $0.8 million, or 3%, as compared to the corresponding period in 2015. This increase was driven by revenues from new advertisers and new product offerings primarily from our acquisition of SocialMoov, which occurred in February 2015. There were no customers that accounted for greater than 10% of our revenues in either of the three months ended March 31, 2016 or 2015.

Revenues in the three months ended March 31, 2016, from the United States and international locations represented 69% and 31%, respectively, of revenues, and in the three months ended March 31, 2015, revenues from the United States and international locations represented 66% and 34%, respectively, of revenues.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenues	$9,190	$9,709	$(519)	(5)%
Gross profit	17,998	16,704	1,294	8
Gross profit percentage	66%	63%

Cost of revenues for the three months ended March 31, 2016, decreased $0.5 million, or 5%, as compared to the corresponding period in 2015. This was largely driven by a reduction in the number of global services and cloud infrastructure personnel, which during the three months ended March 31, 2016 led to a decrease of $0.6 million in compensation and benefits expense as compared to the same period in 2015.

Our gross margin increased to 66% during the three months ended March 31, 2016, as compared to 63% during the corresponding period in 2015. This increase was due primarily to the achievement of greater operational efficiency in cloud infrastructure and global services, as compensation as a percentage of revenues decreased 3% year-over-year.

Sales and Marketing

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$9,107	$12,157	$(3,050)	(25)%
Percent of revenues, net	33%	46%

Sales and marketing expenses for the three months ended March 31, 2016 decreased $3.1 million, or 25%, as compared to the corresponding period in 2015. The decrease was due primarily to a reduction in the global sales support and marketing headcount, including those that were part of the 2015 Restructuring Plans, contributing to a net $2.5 million decrease in personnel-related costs during the three months ended March 31, 2016. The remaining $0.6 million decrease during the three months ended March 31, 2016 is primarily the result of a decrease in marketing costs of $0.3 million and lower indirect overhead of $0.1 million, due to the reduction in headcount.

Research and Development

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$8,009	$8,484	$(475)	(6)%
Percent of revenues, net	29%	32%

Research and development expenses for the three months ended March 31, 2016 decreased $0.5 million, or 6%, as compared to the corresponding period in 2015. This primarily reflected a reduction in the number of full-time research and development personnel, resulting in a decrease of $0.7 million in compensation expense during the three months ended March 31, 2016, as compared to the same period in 2015. This decrease was partially offset by a $0.2 million increase during the three months ended March 31, 2016, which was primarily as a result of an increase in professional fees of $0.1 million from the usage of additional third-party resources to support the engineering and quality assurance functions, and an increase in amortization expense of $0.1 million related to the intangible assets acquired as part of recent acquisitions.

General and Administrative

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$4,969	$5,720	$(751)	(13)%
Percent of revenues, net	18%	22%

General and administrative expenses for the three months ended March 31, 2016 decreased $0.8 million, or 13%, as compared to the corresponding period in 2015. Compensation, benefits and other employee-related expenses decreased by $0.5 million during the three months ended March 31, 2016, primarily due to a reduction in the number of general and administrative personnel. Additionally, general and administrative expenses for the three months ended March 31, 2015, included $0.4 million in costs directly related to the acquisition of SocialMoov in February 2015.

Interest Expense, Net and Other Income, Net

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Interest expense, net and Other income, net	$15	$233	$(218)	(94)%

Other income, net, primarily consists of sublease income and foreign currency transaction gains and losses. During the three months ended March 31, 2016, the decrease of $0.2 million, or 94%, in interest expense, net and other income, net, was primarily due to $0.4 million in foreign exchange losses, as compared to $0.2 million in foreign exchange gains during the same period in 2015, related to fluctuations in foreign currency exchange rates, offset by $0.2 million in sublease income recorded under an agreement for a portion of our San Francisco office space signed in December 2015.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Provision for income taxes	$(341)	$(236)	$(105)	44%

The provision for income taxes for the three months ended March 31, 2016 totaled $0.3 million, primarily as a result of profits generated in foreign jurisdictions by our wholly-owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines to fund capital purchases. As of March 31, 2016, our principal sources of liquidity were our cash and cash equivalents of $36.2 million, access to borrowings under our fully available revolving credit facility (the lesser of $20.0 million or 80% of our eligible accounts receivable) and our capital lease arrangements. The approximate weighted average interest rate on our outstanding borrowings as of March 31, 2016, was 5.2%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure. We also have an outstanding irrevocable letter of credit for $1.3 million related to the non-cancelable lease for our corporate headquarters in San Francisco, California.

We presently maintain cash balances in our foreign subsidiaries. As of March 31, 2016, we had $36.2 million of cash and cash equivalents, of which only $8.3 million was held by our foreign subsidiaries. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$695	$(3,780)
Net cash used in investing activities	(1,853)	(10,678)
Net cash used in financing activities	(100)	(280)
Effect of foreign exchange rate changes on cash and cash equivalents	169	(717)
Net decrease in cash and cash equivalents	$(1,089)	$(15,455)

Operating Activities

Cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the number of advertisers using our platform. Cash provided by (used in) operating activities has typically been affected by net losses and further increased by changes in our operating assets and liabilities, particularly in the areas of accounts receivable, prepaid expenses and other current assets, deferred revenue, accounts payable and accrued expenses and other current liabilities, adjusted for non-cash expense items such as depreciation, amortization, stock-based compensation expense and deferred income tax benefits.

Cash provided by operating activities during the three months ended March 31, 2016, of $0.7 million was primarily the result of non-cash expenses of $7.2 million, which primarily included depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense and deferred income tax expenses or benefits. These non-cash expenses increased primarily due to capital expenses and stock-based compensation expense related to continued investment in our business and personnel, as well as the full quarter impact of the February 2015 acquisition of SocialMoov. These non-cash expenses were partially offset by (a) a net loss of $4.4 million and (b) a $2.1 million net change in working capital items, most notably (1) an increase in accounts receivable of $2.2 million due to the increase in sales and timing of related collections; (2) an increase in deferred revenues of $0.1 million related to the timing of the collection of minimum fees at the start of our subscription agreements; and (3) a net decrease in accounts payable and accrued expenses and other current and noncurrent liabilities of less than $0.1 million due to the timing of related disbursements and customer advances.

Cash used in operating activities during the three months ended March 31, 2015, of $3.8 million was primarily the result of a net loss of $9.7 million and a $0.2 million net increase in working capital items (exclusive of changes due to net liabilities assumed from the acquisition of SocialMoov in February 2015), most notably (1) an increase in prepaid expenses and other current assets, and other (noncurrent) assets, of $0.7 million related to the growth of our operations and timing of related disbursements; (2) a decrease in deferred revenues of $0.3 million related to the timing of the collection of minimum monthly platform fees at the start of our subscription agreements; and (3) a net increase in accounts payable and accrued expenses and other current and noncurrent liabilities of $0.8 million due to the timing of related disbursements and customer advances. This was partially offset by non-cash expenses of $6.1 million, which included depreciation, amortization, unrealized foreign currency gain or loss, stock-based compensation expense and deferred income tax benefits. Non-cash expenses increased primarily due to capital expenses and headcount growth, associated with continued investment in our business and the acquisition of SocialMoov.

Investing Activities

During the three months ended March 31, 2016 and 2015, investing activities primarily consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internally developed hosted software platform. We expect to continue to invest in property and equipment and develop our software platform for the foreseeable future. Investing activities during the three months ended March 31, 2015, are also inclusive of cash paid for the acquisition of SocialMoov ($8.9 million, net of cash acquired of $1.4 million).

Financing Activities

Cash used in financing activities during the three months ended March 31, 2016, was $0.1 million. This was primarily due to $0.6 million net repayments under our capital lease arrangements, partially offset by $0.5 million of proceeds from the exercise of stock options and contributions to our 2013 ESPP.

Cash used in financing activities during the three months ended March 31, 2015, was $0.3 million. This was primarily due to $0.9 million in net repayments under the loans assumed in the SocialMoov acquisition, our credit facility and capital lease arrangement, partially offset by $0.7 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, net of sublease income and our data center and capital leases for computer equipment, as well as debt obligations under our credit facilities with Silicon Valley Bank. As of March 31, 2016, the future minimum payments under these commitments, as well as obligations under our credit facilities, were as follows:

	Payments Due By Period
	(In thousands)
	Debt Obligations	Interest Expense Payments	Operating Leases	Total
Remaining nine months of 2016	$739	$99	$5,399	$6,237
Year ending December 31, 2017	582	77	7,092	7,751
Year ending December 31, 2018	617	42	4,810	5,469
Year ending December 31, 2019	399	8	4,261	4,668
Year ending December 31, 2020 and thereafter	—	—	9,485	9,485
Total	$2,337	$226	$31,047	$33,610

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of March 31, 2016.

In addition to the obligations in the table above, we have approximately $0.4 million of unrecognized tax benefits that have been recorded as liabilities as of March 31, 2016. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of March 31, 2016, other than operating leases and a standby letter of credit, as described in the Notes to the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 1, Summary of Business and Significant Accounting Policies, within our unaudited condensed consolidated financial statements.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future.

We believe the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, including historical common stock valuations, accounting for income taxes, reserving for doubtful accounts receivable, business combinations and impairment assessments of our goodwill, intangible assets and other long-lived assets have the greatest potential impact on our unaudited condensed consolidated financial statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year 2015 filed with the SEC on February 22, 2016, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations both within the United States and internationally and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To manage certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments that are highly liquid and readily convertible into cash, with maturity dates within three months from the date of purchase. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of March 31, 2016, we had cash and cash equivalents of $36.2 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2016, we had borrowings outstanding in the aggregate of $2.3 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 3% to 6%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of March 31, 2016, would result in an insignificant impact to interest expense for 2016.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 31% and 34% during the three months ended March 31, 2016 and 2015, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency (losses) gains included in determining net loss were $(0.2) million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Transaction gains and losses are included in other income, net.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $33.2 million during 2015, and a net loss of $4.4 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $184.1 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We anticipate that our cost of revenues and operating expenses will increase in the foreseeable future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2016 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We primarily have a usage-based pricing model in which most of our fees are calculated as a percentage of customers’ advertising spend managed on our platform. This pricing model makes it difficult to accurately forecast revenues because our customers’ advertising spend managed by our platform may vary from month to month based on the variety of industries in which our advertisers operate, the seasonality of those industries and fluctuations in our customers’ advertising budgets or other factors. Our subscription contracts with our direct advertiser customers generally contain a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenues from the customer at the time the contract is signed, and, as a result, the minimum monthly platform fee may not be a good indicator of our revenues from that customer. In addition, advertisers that use our platform through our agency customers typically do not have a minimum monthly spend amount or a minimum term during which they must use our platform, and, as a result, our ability to forecast revenues from these advertisers is difficult. If we incorrectly forecast revenues for these advertisers and the amount of revenue is less than projections we provide to investors, the price of our common stock could decline substantially. Additionally, if we overestimate usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenues, which would harm our gross margins and other operating results.

If the market for digital advertising develops more slowly than we expect or declines, our business, growth prospects and financial condition would be adversely affected.

The market for advertising cloud solutions such as ours is not as mature as the market for on-premises enterprise software. Our success will depend to a substantial extent on the continued growth of cloud computing in general and advertising via digital advertising channels in particular. While search and display advertising has been used successfully for several years, marketing via new cloud-based advertising channels such as mobile and social media is not as well established. The future growth of our business could be constrained by the level of acceptance and expansion of emerging cloud-based advertising channels, as well as the continued use and growth of existing channels, such as search and display advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the advertising cloud solutions market or the entry of competitive solutions. The continued expansion of the market for advertising cloud solutions depends on a number of factors, including the continued growth of the cloud-based advertising market, the growth of social and mobile as advertising channels and the cost, performance and perceived value associated with advertising cloud solutions, as well as the ability of cloud computing companies to address security and privacy concerns. Further, the cloud computing market is less developed in many jurisdictions outside the United States. If we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing as a whole, including our applications, may be negatively affected. If there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending, security or private concerns competing technology or otherwise, it could result in reduced usage, which could decrease revenues or otherwise adversely affect our business.

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

Historically, our customers have primarily used our solutions for managing their search advertising, including mobile search advertising, and the substantial majority of our revenue is derived from advertisers that use our platform to manage their search advertising. We expect that search advertising will continue to be the primary channel used by our customers for the foreseeable future. Should our customers lose confidence in the value or effectiveness of search advertising, or if search advertising growth moderates or declines, the demand for our solutions may decline, and it may negatively impact our revenues. In addition, our failure to achieve market acceptance of our solution for the management of social and display advertising spend would harm our growth prospects, operating results and financial condition.

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

Increasing our customer base and achieving broader market acceptance of our software platform will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new customers and our marketing organization to generate a sufficient pipeline of qualified sales leads. We may expand our sales team in order to increase revenues from new and existing customers and to further penetrate our existing markets and expand into new markets, but may not be able to attract and hire qualified sales personnel quickly enough or at all. Our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate, train or retain sufficient highly qualified sales personnel. In addition, we need to invest in lead generation activities to develop our pipeline of qualified opportunities for our salesforce, which could increase our marketing expense, which could increase our marketing expenses. If our lead generation activities do not increase our pipeline of if our salesforce is unable to close opportunities at a high rate, then we may not generate an increase in revenues.

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

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising cloud solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing cross-channel performance advertising cloud platform and to continually introduce or acquire new features that are in demand by the market we serve. We also must update our software to reflect changes in publishers’ APIs and terms of use. The success of any enhancement or new solution depends on several factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely manner, may contain defects, may be more costly to compete than we anticipate or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

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

Our success and ability to compete depends in part upon our intellectual property. We primarily rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions with our employees, customers, partners and others to establish and protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our solutions. In particular, we have three issued United States patents.

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Canadian Dollars, Chinese Yuan, Euros, Japanese Yen and Singapore Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. If the U.S. Dollar strengthens relative to foreign currencies as it did during 2015, our non-United States revenues would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-United States revenues when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of United States and foreign currency denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Federal, state, municipal and/or foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, and regulations covering user privacy, data security, technologies such as cookies that are used to collect, store and/or process data, the taxation of products and services, unfair and deceptive practices, and/or the collection, use, processing, transfer, storage and/or disclosure of data associated with a unique individual. The categories of data regulated under these laws vary widely and are often ill-defined and subject to new applications or interpretation by regulators. Our subscription services enable our customers to display digital advertisements to targeted population segments, as well as collect, manage and store data regarding the measurement and valuation of their digital advertising and marketing campaigns, which may include data that is directly or indirectly obtained or derived through the activities of online or mobile visitors. The uncertainty and inconsistency among these laws, coupled with a lack of guidance as to how these laws will be applied to current and emerging Internet and mobile analytics technologies, creates a risk that regulators, lawmakers or other third parties, such as potential plaintiffs, may assert claims, pursue investigations or audits, or engage in civil or criminal enforcement. These actions could limit the market for our subscription services or impose burdensome requirements on our services and/or customers’ use of our services, thereby rendering our business unprofitable.

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For instance, in connection with our acquisition of Perfect Audience, we issued 1.7 million shares of our common stock, and in connection with our acquisition of SocialMoov, we issued a combined total of 1.1 million shares in February 2015 and February 2016, and are obligated to issue up to an additional 0.5 million shares of our common stock, subject to certain contingencies, in February 2017.

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

From January 1, 2015 through March 31, 2016, the closing sales price of our common stock on the New York Stock Exchange ranged from $2.70 to $8.56 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Purchase Price Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2016	2,834	$0.00	(2)	—	—
February 1 – February 29, 2016	—	N/A		—	—
March 1 – March 31, 2016	—	N/A		—	—
(1)

Certain shares of our common stock held by employees and service providers are restricted and subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the holder of such shares is no longer employed by or providing services for us. All shares in the above table were shares repurchased as a result of our exercising this right and not pursuant to a publicly announced plan or program.

(2)	Repurchased shares of our common stock were restricted share grants originally issued to the employee shareholders of Perfect Audience at $0.0001 per share, prior to our acquisition of that company.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1

First Amendment to Second Amended and Restated loan and Security Agreement, date February 19, 2016, to the Second Amended and Restated Loan and Security Agreement dated as of July 23, 2015, by and among Silicon Valley Bank, Marin Software Incorporated, Marin Software Limited, a company registered under the laws of England and Wales, and Marin Software Limited, a company incorporated in Ireland.

		10-K	001-35838	2/23/2016

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents a management contract or compensatory plan.
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

MARIN SOFTWARE INCORPORATED

Dated: May 5, 2016	By:	/s/ David A. Yovanno
David A. Yovanno
Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2016	By:	/s/ Catriona M. Fallon
Catriona M. Fallon
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1

First Amendment to Second Amended and Restated Loan and Security Agreement, dated February 19, 2016, to the Second Amended and Restated Loan and Security Agreement dated as of July 23, 2015, by and among Silicon Valley Bank, Marin Software Incorporated, Marin Software Limited, a company registered under the laws of England and Wales, and Marin Software Limited, a company incorporated in Ireland.

		10-K	001-35838	2/23/2016

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents a management contract or compensatory plan.
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