Form 10-Q
period 2016-06-30
MARIN SOFTWARE INC
filed 2016-08-05
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, the registrant had 38,462,605 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	At June 30,
	2016	At December 31,
	(unaudited)	2015*
Assets
Current assets
Cash and cash equivalents	$35,442	$37,326
Accounts receivable, net	22,963	21,718
Prepaid expenses and other current assets	4,290	4,186
Total current assets	62,695	63,230
Property and equipment, net	21,088	21,817
Goodwill	19,512	19,417
Intangible assets, net	8,785	10,405
Other noncurrent assets	1,684	1,323
Total assets	$113,764	$116,192
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,971	$1,710
Accrued expenses and other current liabilities	10,384	11,185
Deferred revenues	1,082	1,430
Current portion of long-term debt	768	1,384
Total current liabilities	15,205	15,709
Long-term debt, less current portion	1,537	1,557
Other long-term liabilities	4,451	4,795
Total liabilities	21,193	22,061
Commitments and contingences (Note 13)
Stockholders’ equity
Common stock, $0.001 par value - 500,000 shares authorized, 38,454 and 37,568 shares issued, 38,444 and 37,419 outstanding at June 30, 2016, and December 31, 2015, respectively	38	37
Additional paid-in capital	282,773	275,604
Accumulated deficit	(188,564)	(179,733)
Accumulated other comprehensive loss	(1,676)	(1,777)
Total stockholders’ equity	92,571	94,131
Total liabilities and stockholders’ equity	$113,764	$116,192

*	Derived from our audited consolidated financial statements as of December 31, 2015.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, net	$25,753	$26,775	$52,941	$53,188
Cost of revenues	8,894	10,599	18,084	20,308
Gross profit	16,859	16,176	34,857	32,880
Operating expenses
Sales and marketing	9,285	13,064	18,392	25,221
Research and development	7,044	9,194	15,053	17,678
General and administrative	5,018	5,655	9,987	11,375
Total operating expenses	21,347	27,913	43,432	54,274
Loss from operations	(4,488)	(11,737)	(8,575)	(21,394)
Interest expense, net	(34)	(8)	(52)	(19)
Other income (expenses), net	411	(164)	444	80
Loss before provision for income taxes	(4,111)	(11,909)	(8,183)	(21,333)
Provision for income taxes	(307)	(138)	(648)	(374)
Net loss	(4,418)	(12,047)	(8,831)	(21,707)
Foreign currency translation adjustments	(324)	364	101	(613)
Comprehensive loss	$(4,742)	$(11,683)	$(8,730)	$(22,320)
Net loss per share available to common stockholders, basic and diluted	$(0.12)	$(0.33)	$(0.23)	$(0.60)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	38,280	36,389	38,023	36,028
Stock-based compensation is allocated as follows (Note 9):
Cost of revenues	$309	$322	$730	$551
Sales and marketing	422	954	921	1,669
Research and development	1,275	2,340	3,297	3,967
General and administrative	933	1,323	1,813	2,247
Amortization of intangible assets is allocated as follows (Note 5):
Cost of revenues	$263	$276	$534	$491
Sales and marketing	240	247	488	427
Research and development	263	276	534	492
General and administrative	28	37	64	72
Restructuring related expenses are allocated as follows (Note 3):
Cost of revenues	$151	$—	$151	$—
Sales and marketing	211	—	211	—
Research and development	48	—	48	—
General and administrative	15	—	15	—

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(8,831)	$(21,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	3,207	3,305
Amortization of internally developed software	1,400	1,167
Amortization of intangible assets	1,620	1,482
(Gain) loss on disposal of property and equipment	(1)	9
Unrealized foreign currency gains	(344)	(229)
Noncash interest expense related to warrants issued in connection with debt	13	17
Stock-based compensation related to equity awards and restricted stock	6,761	8,434
Provision for bad debts	368	309
Deferred income tax benefits	—	(80)
Excess tax benefits from stock-based award activities	—	(9)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(1,323)	(733)
Prepaid expenses and other current assets	(16)	(1,797)
Other assets	(341)	405
Accounts payable	1,275	(1,498)
Deferred revenues	(334)	(1,043)
Accrued expenses and other current liabilities	(1,224)	2,216
Net cash provided by (used in) operating activities	2,230	(9,752)
Investing activities
Purchases of property and equipment	(617)	(5,459)
Proceeds from disposal of property and equipment	3	—
Capitalization of internally developed software	(2,900)	(2,424)
Acquisitions of businesses, net of cash acquired	—	(7,509)
Net cash used in investing activities	(3,514)	(15,392)
Financing activities
Repayment of notes payable	(989)	(2,376)
Payment of contingent consideration for prior acquisition	(93)	—
Repurchase of unvested shares	—	(2)
Proceeds from exercise of common stock options	189	1,028
Proceeds from employee stock purchase plan, net	430	185
Stock issuance costs	—	(51)
Excess tax benefits from stock-based award activities	—	9
Net cash used in financing activities	(463)	(1,207)
Effect of foreign exchange rate changes on cash and cash equivalents	(137)	(432)
Net decrease in cash and cash equivalents	(1,884)	(26,783)
Cash and cash equivalents
Beginning of period	37,326	68,253
End of period	$35,442	$41,470
Supplemental disclosure of noncash investing and financing activities
Acquisition of equipment through capital leases	$339	$—
Purchases of property and equipment recorded in accounts payable and accrued expenses	24	1,341
Issuance of common stock under employee stock purchase plan	328	548
Issuance of common stock in connection with acquisitions of businesses	—	4,337

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cross-channel, cross-device, enterprise marketing software platform for search, display and social advertising channels, offered as an integrated software-as-a-service, or SaaS, solution for advertisers and agencies. The Company’s platform enables digital marketers to improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: Austin, Chicago, Dublin, Hamburg, London, New York, Paris, Portland, Shanghai, Sydney and Tokyo.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for other interim periods or for future years.

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

Cash equivalents consist of money market funds, which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. These money market funds presented as cash equivalents on the consolidated balance sheets are classified as level 1 within the fair value hierarchy, and totaled $23,612 and $25,564 as of June 30, 2016 and December 31, 2015, respectively.

Allowance for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not historically experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. As of June 30, 2016 and December 31, 2015, the Company recorded an allowance for doubtful accounts in the amount of $1,987 and $2,188, respectively.

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of June 30, 2016, and December 31, 2015, the Company recorded an allowance for potential customer credits in the amount of $1,663 and $2,274, respectively.

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

Revenue Recognition

The Company generates revenues principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, social and display advertising. The Company’s search subscription agreements are generally one year or longer in length. The Company’s subscription fee under most contracts is variable based on the value of the advertising spend that the Company’s advertisers manage through the Company’s platform and is generally invoiced on a monthly basis. Contracts with direct advertisers and certain contracts with advertising agencies also include a minimum monthly fee that is payable over the duration of the contract. The Company’s customers do not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. The Company commences revenue recognition for both direct advertisers and advertising agencies when all of the following conditions are met:

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

The Company applies the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of June 30, 2016, the Company did not have stand-alone value for the professional services and training services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

Cost of Revenues

Cost of revenues primarily consists of costs related to hosting the Company’s enterprise marketing software platform, providing implementation and ongoing customer support, data communications expenses, salaries and benefits of operations and support personnel, software license fees, costs associated with website development activities, indirect overhead, amortization expense associated with capitalized internally developed software and intangible assets and property and equipment depreciation.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard during the first quarter of 2016 on a prospective basis, and it did not have an effect on the Company’s financial position or results of operations. We will apply the new guidance to future adjustments to provisional amounts.

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

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$2,641	N/A
Liabilities assumed	(3,476)	N/A
Developed technology	3,800	5 years
Customer relationships	2,080	4 years
Tradename	260	3 years
Goodwill	7,983	Indefinite
Total purchase price	$13,288

The goodwill is primarily attributable to synergies expected to arise from the acquisition, and is not expected to be deductible for tax purposes. The values assigned to the intangible assets are based on a third-party valuation analysis, which includes estimates and judgments regarding expectations for the success and life cycles of the solutions and technologies acquired.

3. Restructuring Activities

2016 Restructuring Plan

During the second quarter of 2016, the Company executed an additional organizational restructuring (the “2016 Restructuring Plan”) primarily to improve cost efficiencies and effectiveness in sales. The total estimated restructuring related expenses associated with the 2016 Restructuring Plan, consisting primarily of severance costs, are $473, and will be recorded to cost of revenues or operating expenses, as applicable, within the Company’s condensed consolidated statements of operations as they are incurred. The Company recorded $425 of restructuring related expenses in connection with the 2016 Restructuring Plans for the three and six months ended June 30, 2016, and the Company expects to incur and pay the majority of the estimated remaining amount of $48 by the end of fiscal 2016.

As of June 30, 2016, approximately $394 in restructuring related expenses associated with the 2016 Restructuring Plans remained unpaid and were included primarily in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

2015 Restructuring Plans

During the third and fourth quarters of 2015, the Company executed organizational restructurings (the “2015 Restructuring Plans”) in order to improve cost efficiencies and realign its sales, customer success and marketing operations. Actions pursuant to the 2015 Restructuring Plans were substantially complete as of December 31, 2015, and the associated costs were not material for the three and six months ended June 30, 2016.

4. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	June 30,	December 31,
	2016	2015
Computer equipment	$27,152	$26,279
Software	19,512	16,602
Office equipment	1,018	1,016
Furniture, fixtures and leasehold improvements	6,082	6,049
	53,764	49,946
Less: Accumulated depreciation and amortization	(32,676)	(28,129)
	$21,088	$21,817

Depreciation and amortization of internally developed software for the six months ended June 30, 2016 and 2015 was $4,607 and $4,472, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	June 30,	December 31,
	2016	2015
Accrued salary and payroll related expenses	$4,571	$4,829
Accrued accounts payable	2,898	3,417
Customer advances	1,597	1,463
Income tax payable	183	236
Sales and use tax payable	417	434
Other	718	806
	$10,384	$11,185

5. Goodwill and Intangible Assets

The goodwill activity for the six months ended June 30, 2016 consisted of the following:

Balance at December 31, 2015	$19,417
Add: Payment of contingent consideration for SocialMoov acquisition	93
Add: Other adjustments to goodwill	2
Balance at June 30, 2016	$19,512

Intangible assets consisted of the following as of the dates presented:

	June 30,	December 31,	Estimated
	2016	2015	Useful Life
Developed technology	$9,910	$9,910	5 - 6 years
Customer relationships	3,370	3,370	4 years
Non-compete agreements and tradenames	1,390	1,390	2 - 3 years
	14,670	14,670
Less: accumulated amortization	(5,885)	(4,265)
	$8,785	$10,405

Amortization expense was $794 and $836 for the three months ended June 30, 2016 and 2015, respectively, and $1,620 and $1,482 for the six months ended June 30, 2016 and 2015, respectively.

Future estimated amortization of intangible assets as of June 30, 2016, is presented below:

Remaining six months of 2016	$1,460
Year ending December 31, 2017	2,850
Year ending December 31, 2018	2,537
Year ending December 31, 2019	1,843
Year ending December 31, 2020	95
$8,785

6. Debt

Capital Lease Arrangements

Since 2013, the Company has entered into capital lease arrangements with an equipment manufacturer to finance acquisitions of computer equipment. These leases have effective annual interest rates ranging from 5.8% to 6.0%, and carry terms of between 36 to 48 months. At the end of the lease periods, the Company has the option to purchase the underlying equipment at the estimated fair market value, or for a nominal amount in some cases. As of June 30, 2016 and December 31, 2015, the net book value of the equipment under these capital leases was $2,092 and $2,446, respectively, and the remaining principal balance payable was $2,333 and $2,700, respectively.

Revolving Credit Facility

In July 2015, the Company entered into an amendment to its existing loan and security agreement pursuant to which Silicon Valley Bank agreed to increase the revolving credit facility of up to the lesser of $20,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the revolving credit facility was extended to July 31, 2017, and the annual interest rate was amended to (a) the prime rate or (b) the London interbank offered rate then in effect, plus a margin of 2.75%, payable on a monthly basis. The amendment contains affirmative and negative covenants, including covenants related to the delivery of financial and other information, the maintenance of certain financial covenants, as well as limitations on dispositions, changes in business or management, mergers or consolidations, dividends and other corporate actions. The revolving credit facility was amended further in February 2016 to update the terms of certain covenants. No amounts were outstanding pursuant to the revolving credit facility as of June 30, 2016 and December 31, 2015.

The maturities of all outstanding debt, including the capital lease arrangements, as of June 30, 2016, are as follows:

Year ending
2016	$447
2017	663
2018	702
2019	490
2020	31
2,333
Less:
Current portion	(768)
Discount on long-term debt	(28)
Noncurrent portion of debt	$1,537

7. Common Stock

As of June 30, 2016, and December 31, 2015, the Company’s certificate of incorporation authorizes the issuance of 500,000 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	June 30,	December 31,
	2016	2015
Options or RSUs available for future grant under stock option plans	4,528	4,041
Options outstanding under stock option plans	6,344	5,960
RSUs outstanding under stock option plans	1,975	1,221
Shares available for future issuance under ESPP	1,307	776
Shares to be issued in connection with acquisition of SocialMoov	463	927
	14,617	12,925

8. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-employee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Board. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase 5 and 18 shares of common stock as of June 30, 2016, and December 31, 2015, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability, as well as the fair value of vested outstanding options to non-employee consultants. As of June 30, 2016, and December 31, 2015, $46 and $249, respectively, has been recorded as a long-term liability on the accompanying unaudited condensed consolidated balance sheets.

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

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price Per Share	(in Years)	Value
Balances at December 31, 2015	5,960	$7.58	7.85	$957
Options granted	862	2.74	9.77
Options exercised	(77)	2.45	—
Options forfeited and cancelled	(401)	8.81	—
Balances at June 30, 2016	6,344	$6.91	7.57	$433
Options exercisable	3,272	$7.79	6.31	$349
Options vested	3,246	$7.76	6.36	$349
Options vested and expected to vest	6,086	$6.96	7.51	$428

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value Per Unit
Granted and unvested at December 31, 2015	1,221	$9.36
RSUs granted	1,382	3.25
RSUs vested	(173)	7.45
RSUs cancelled and withheld to cover taxes	(455)	5.91
Granted and unvested at June 30, 2016	1,975	$4.27

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 ESPP will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by approximately 376 shares on January 1, 2016. During the three and six months ended June 30, 2016, 175 shares were issued under the 2013 ESPP. During the three and six months ended June 30, 2015, 105 shares were issued under the 2013 ESPP.

9. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $2,939 and $4,939 for the three months ended June 30, 2016 and 2015, respectively, and $6,761 and $8,434 for the six months ended June 30, 2016 and 2015, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividend yield	—	—	—	—
Expected volatility	47.6%	48.0%	47.5%	50.4%
Risk-free interest rate	1.34%	1.58%	1.44%	1.73%
Expected life of options (in years)	6.25	6.25	6.25	6.25
Forfeiture rate	7.0%	7.0%	7.0%	7.0%

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

Cash proceeds from the exercise of stock options were $189 and $1,028 during the six months ended June 30, 2016 and 2015, respectively.

Compensation expense is recognized ratably over the requisite service period. As of June 30, 2016, there was $8,082 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock and RSUs

As of June 30, 2016, there was $8,857 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted-average period of 2.6 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

Income tax expense for the three and six months ended June 30, 2016, was $307 and $648, respectively, on pre-tax losses of $4,111 and $8,183, respectively. For the three and six months ended June 30, 2015, the Company recognized income tax expense of $138 and $374, respectively, on pre-tax losses of $11,909 and $21,333, respectively. As of June 30, 2016, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company accounts for uncertain tax positions and believes that it has provided adequate reserves for its unrecognized tax benefits for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next year. There were no interest or penalties associated with uncertain tax positions included within the income tax expense balance for the three and six months ended June 30, 2016 and 2015.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss available to common stockholders	$(4,418)	$(12,047)	$(8,831)	$(21,707)
Denominator:
Weighted average number of shares, basic and diluted	38,280	36,389	38,023	36,028
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.12)	$(0.33)	$(0.23)	$(0.60)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2016	2015
Options to purchase common stock	6,344	6,951
Restricted stock units	1,975	1,206
Restricted common stock issued	5	316
Common stock subject to repurchase	5	38
Total	8,329	8,511

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States of America	$18,096	$17,895	$36,836	$35,210
International	7,657	8,880	16,105	17,978
Total revenues, net	$25,753	$26,775	$52,941	$53,188

Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows for the periods presented:

	June 30,	December 31,
	2016	2015
United States of America	$20,230	$20,825
International	858	992
Total long-lived assets, net	$21,088	$21,817

13. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended June 30, 2016 and 2015 was $2,385 and $2,248, respectively, and for the six months ended June 30, 2016 and 2015, was $4,553 and $4,217, respectively.

Future minimum lease payments for significant operating leases, net of sublease payments from a portion of the Company’s San Francisco and Portland office space, as of June 30, 2016, were as follows:

Remaining six months of 2016	$3,161
Year ending December 31, 2017	6,202
Year ending December 31, 2018	4,533
Year ending December 31, 2019	4,074
Year ending December 31, 2020 and thereafter	9,396
$27,366

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheets as of June 30, 2016 and audited consolidated balance sheets as of December 31, 2015.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheets as of June 30, 2016 and audited consolidated balance sheets as of December 31, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2015, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 22, 2016. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.” These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide a leading cross-channel, cross-device, enterprise marketing software platform for search, display and social advertising channels, offered as an integrated software-as-a-service, or SaaS, solution for advertisers and agencies. Our integrated platform is a software-as-a-service, or SaaS, analytics, workflow and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend across search, social and display advertising channels. Our software solution is designed to help our customers:

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

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform, which we currently use to service our customers. In September 2007, we launched Marin Enterprise, which targets large advertisers and agencies. We released Marin Professional Edition in March 2011, which targets mid-market advertisers and agencies. We have an iterative development process and we typically release new features every month. Additionally, we have expanded internationally since our incorporation, opening our Hamburg, Paris and Sydney offices in 2011, our Dublin and Tokyo offices in 2012 and our Shanghai office in 2013. We completed our acquisitions of SocialMoov S.A.S., or “SocialMoov,” and NowSpots, Inc., which conducted business as Perfect Audience, or “Perfect Audience,” in February 2015 and June 2014, respectively, to complement our product offerings.

In order to grow revenues, we may need to invest in (1) sales and marketing activities to target new advertisers and agencies, and to increase spend under management with our existing customers, and (2) research and development to improve and further expand our platform, support additional publishers and release new features demanded by customers. These activities may require us to make investments, particularly in research and development and sales and marketing, and if these investments do not generate additional customers or additional advertising spend managed by our platform, our future operating results could be harmed.

The majority of our revenue is derived from our advertisers in the United States. We believe the markets both within and outside of the United States offer an opportunity for growth, and we intend to continue to invest in our international capabilities and operations in order to expand in these markets.

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

We intend to continue to invest in our global services and in the capacity of our hosting service infrastructure. As we continue to invest in technology innovation through our research and development organization, we expect to have increased amortization of internally developed software. We expect that this investment in technology should not only expand the breadth and depth of our cross-channel, cross-device, enterprise marketing software platform but also increase the efficiency of how we deliver these solutions. The level and timing of investment in these areas could affect our cost of revenues in the future.

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

Results of Operations

The following table is a summary of our consolidated statements of operations and results of operations as a percentage of our revenues for those periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)				(in thousands)
Revenues, net	$25,753	100%	$26,775	100%	$52,941	100%	$53,188	100%
Cost of revenues (1) (2) (3)	8,894	35	10,599	40	18,084	34	20,308	38
Gross profit	16,859	65	16,176	60	34,857	66	32,880	62
Operating expenses
Sales and marketing (1) (2) (3)	9,285	36	13,064	49	18,392	35	25,221	47
Research and development (1) (2) (3)	7,044	27	9,194	34	15,053	28	17,678	33
General and administrative (1) (2) (3)	5,018	19	5,655	21	9,987	19	11,375	21
Total operating expenses	21,347	83	27,913	104	43,432	82	54,274	102
Loss from operations	(4,488)	(17)	(11,737)	(44)	(8,575)	(16)	(21,394)	(40)
Interest expense, net	(34)	—	(8)	—	(52)	—	(19)	—
Other income (expenses), net	411	2	(164)	(1)	444	1	80	—
Loss before provision for income taxes	(4,111)	(16)	(11,909)	(44)	(8,183)	(15)	(21,333)	(40)
Provision for income taxes	(307)	(1)	(138)	(1)	(648)	(1)	(374)	(1)
Net loss	$(4,418)	(17)%	$(12,047)	(45)%	$(8,831)	(17)%	$(21,707)	(41)%
Other financial data:
Adjusted EBITDA (4)	$544		$(5,131)		$1,967		$(8,894)

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenues	$309	$322	$730	$551
Sales and marketing	422	954	921	1,669
Research and development	1,275	2,340	3,297	3,967
General and administrative	933	1,323	1,813	2,247

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenues	$263	$276	$534	$491
Sales and marketing	240	247	488	427
Research and development	263	276	534	492
General and administrative	28	37	64	72

(3)

During the second quarter of fiscal 2016, we executed an organizational restructuring (the “2016 Restructuring Plan”) primarily to improve cost efficiencies and effectiveness in sales. We estimate that remaining expenses related to the 2016 Restructuring Plan of less than $0.1 million will be incurred and paid by the end of fiscal 2016. Restructuring related expenses included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenues	$151	$—	$151	$—
Sales and marketing	211	—	211	—
Research and development	48	—	48	—
General and administrative	15	—	15	—

(4)

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, it has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•

Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net loss	$(4,418)	$(12,047)	$(8,831)	$(21,707)
Depreciation	1,542	1,675	3,207	3,305
Amortization of internally developed software	719	625	1,400	1,167
Amortization of intangible assets	794	836	1,620	1,482
Interest expense, net	34	8	52	19
Provision for income taxes	307	138	648	374
EBITDA	(1,022)	(8,765)	(1,904)	(15,360)
Stock-based compensation expense	2,939	4,939	6,761	8,434
Capitalization of internally developed software	(1,407)	(1,597)	(2,900)	(2,424)
Acquisition related expenses	20	128	29	536
Restructuring related expenses	425	—	425	—
Other (income) expenses, net	(411)	164	(444)	(80)
Adjusted EBITDA	$544	$(5,131)	$1,967	$(8,894)

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues, net	$25,753	$26,775	$(1,022)	(4)%	$52,941	$53,188	$(247)	(0)%

Revenues for the three and six months ended June 30, 2016 decreased $1.0 million and $0.2 million, respectively, or 4% and less than 1%, respectively, as compared to the corresponding periods in 2015. This decrease is primarily reflective of a decline in sales from new and existing customers, specifically from agencies. There were no customers that accounted for greater than 10% of our revenues in either of the three or six months ended June 30, 2016 or 2015.

Revenues in the three and six months ended June 30, 2016, from the United States locations represented 70% of revenues, and in the three and six months ended June 30, 2015, revenues from the United States locations represented 67% and 66%, respectively, of revenues.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$8,894	$10,599	$(1,705)	(16)%	$18,084	$20,308	$(2,224)	(11)%
Gross profit	16,859	16,176	683	4	34,857	32,880	1,977	6
Gross profit percentage	65%	60%			66%	62%

Cost of revenues for the three and six months ended June 30, 2016, decreased $1.7 million and $2.2 million, respectively, or 16% and 11%, respectively, as compared to the corresponding periods in 2015. This was largely driven by a reduction in the number of global services and cloud infrastructure personnel. As a result of this headcount reduction, compensation and benefits expense for the three and six months ended June 30, 2016 decreased by $1.2 million and $1.8 million, respectively, as compared to the corresponding periods in 2015. During the three and six months ended June 30, 2016, we also experienced decreases of $0.2 million professional consultant and contractor fees, and $0.2 million in depreciation and amortization of internally developed software, as compared to the same periods in 2015.

Our gross margin increased to 65% and 66%, respectively, during the three and six months ended June 30, 2016, as compared to 60% and 62%, respectively, during the corresponding periods in 2015. This was due primarily to the reduction in the number of global services and cloud infrastructure personnel, as compensation and professional consultant and contractor fees as a percentage of revenues decreased 4% and 5% year-over-year for the three and six months ended June 30, 2016, respectively.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$9,285	$13,064	$(3,779)	(29)%	$18,392	$25,221	$(6,829)	(27)%
Percent of revenues, net	36%	49%			35%	47%

Sales and marketing expenses for the three and six months ended June 30, 2016 decreased $3.8 million and $6.8 million, respectively, or 29% and 27%, respectively, as compared to the corresponding periods in 2015. The decreases were due primarily to a decline in the global sales support and marketing headcount, including reductions that were part of our restructuring activities in 2015 and 2016 (as described in Note 3 to unaudited condensed consolidated financial statements). This contributed to net decreases of $3.3 million and $5.7 million, respectively, in personnel-related costs, consisting primarily of employee compensation, benefits and travel costs, during the three and six months ended June 30, 2016. The remaining decreases during the three and six months ended June 30, 2016 were primarily the result of reductions in marketing costs of $0.4 million and $0.7 million, respectively, and lower indirect overhead from lower headcount of $0.2 million and $0.3 million, respectively.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$7,044	$9,194	$(2,150)	(23)%	$15,053	$17,678	$(2,625)	(15)%
Percent of revenues, net	27%	34%			28%	33%

Research and development expenses for the three and six months ended June 30, 2016 decreased $2.2 million and $2.6 million, respectively, or 23% and 15%, respectively, as compared to the corresponding periods in 2015. This primarily reflected a reduction in the number of full-time research and development personnel, resulting in decreases of $2.1 million and $2.8 million, respectively, in compensation expense during the three and six months ended June 30, 2016.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,018	$5,655	$(637)	(11)%	$9,987	$11,375	$(1,388)	(12)%
Percent of revenues, net	19%	21%			19%	21%

General and administrative expenses for the three and six months ended June 30, 2016 decreased $0.6 million and $1.4 million, respectively, or 11% and 12%, respectively, as compared to the corresponding periods in 2015. Compensation, benefits and other employee-related expenses decreased by $0.6 million and $1.1 million during the three and six months ended June 30, 2016, respectively, primarily due to a reduction in the number of general and administrative personnel. Additionally, general and administrative expenses for the six months ended June 30, 2015, included $0.5 million in costs directly related to the acquisition of SocialMoov in February 2015.

Interest (Expense), Net and Other Income (Expenses), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Interest (expense), net and Other income (expenses), net	$377	$(172)	$549	319%	$392	$61	$331	543%

Other income (expenses), net, primarily consists of sublease income recorded under agreements for a portion of our San Francisco office space and our Portland office space, signed in December 2015 and June 2016, respectively, as well as foreign currency transaction gains and losses. During the three and six months ended June 30, 2016, sublease income totaled $0.2 million and $0.5 million, respectively, and foreign exchange gains were $0.2 million and less than $0.1 million, respectively, due to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$(307)	$(138)	$(169)	122%	$(648)	$(374)	$(274)	73%

The provision for income taxes for the three and six months ended June 30, 2016 totaled $0.3 million and $0.6 million, respectively, primarily as a result of profits generated in foreign jurisdictions by our wholly-owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines to fund capital purchases. As of June 30, 2016, our principal sources of liquidity were our cash and cash equivalents of $35.4 million, access to borrowings under our fully available revolving credit facility (the lesser of $20.0 million or 80% of our eligible accounts receivable) and our capital lease arrangements. The approximate weighted average interest rate on our outstanding borrowings as of June 30, 2016, was 5.6%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure. We also have an outstanding irrevocable letter of credit for $1.3 million related to the non-cancelable lease for our corporate headquarters in San Francisco, California.

We presently maintain cash balances in our foreign subsidiaries. As of June 30, 2016, we had $35.4 million of cash and cash equivalents, of which only $11.2 million was held by our foreign subsidiaries. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$2,230	$(9,752)
Net cash used in investing activities	(3,514)	(15,392)
Net cash used in financing activities	(463)	(1,207)
Effect of foreign exchange rate changes on cash and cash equivalents	(137)	(432)
Net decrease in cash and cash equivalents	$(1,884)	$(26,783)

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

Cash provided by operating activities during the six months ended June 30, 2016, of $2.2 million was primarily the result of a net loss of $8.8 million, adjusted for non-cash expenses of $13.0 million, which primarily included depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense and deferred income tax expenses or benefits. This was further offset by a $2.0 million net change in working capital items, most notably (1) an increase in accounts receivable of $1.3 million due to the timing of related collections; (2) an increase in prepaid expenses and other current assets, and other (noncurrent) assets of $0.4 million related to the timing of related disbursements; (3) a decrease in deferred revenues of $0.3 million related to the timing of the collection of minimum fees at the start of our subscription agreements and (4) a net increase in accounts payable and accrued expenses and other current and noncurrent liabilities of $0.1 million due to the timing of related disbursements and customer advances.

Cash used in operating activities during the six months ended June 30, 2015, of $9.8 million was primarily the result of a net loss of $21.7 million, adjusted for non-cash expenses of $14.4 million, which primarily included depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense and deferred income tax expenses or benefits. These non-cash expenses increased due to capital expenses and headcount growth related to continued investment in our business, as well as the acquisition of SocialMoov. This was further offset by a $2.5 million net change in working capital items (exclusive of changes due to net liabilities assumed from the acquisition of SocialMoov in February 2015), most notably (1) an increase in prepaid expenses and other current assets, and other (noncurrent) assets, of $1.4 million related to the growth of our operations and timing of related disbursements; (2) a decrease in deferred revenues of $1.0 million related to the timing of the collection of minimum fees at the start of our subscription agreements; (3) an increase in accounts receivable of $0.7 million due to the increase in sales and timing of related collections and (4) a net increase in accounts payable and accrued expenses and other current and noncurrent liabilities of $0.7 million due to the timing of related disbursements and customer advances.

Investing Activities

During the six months ended June 30, 2016 and 2015, investing activities primarily consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internally developed hosted software platform. We expect to continue to invest in property and equipment and develop our software platform for the foreseeable future. Investing activities during the six months ended June 30, 2015, are also inclusive of cash paid for the acquisition of SocialMoov ($8.9 million, net of cash acquired of $1.4 million).

Financing Activities

Cash used in financing activities during the six months ended June 30, 2016, was $0.5 million. This was primarily due to $1.0 million net repayments under our capital lease arrangements, partially offset by $0.6 million of proceeds from the exercise of stock options and contributions to our Employee Stock Purchase Plan (“2013 ESPP”).

Cash used in financing activities during the six months ended June 30, 2015, was $1.2 million. This was primarily related to $2.3 million of proceeds from the exercise of stock options and contributions to our 2013 ESPP. These amounts were partially offset by $1.7 million in net repayments under our credit facility and capital lease arrangements.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, net of sublease income and our data center and capital leases for computer equipment, as well as debt obligations under our credit facilities with Silicon Valley Bank. As of June 30, 2016, the future minimum payments under these commitments, as well as obligations under our credit facilities, were as follows:

	Payments Due By Period
	(In thousands)
	Debt Obligations	Interest Expense Payments	Operating Leases	Total
Remaining six months of 2016	$447	$72	$3,161	$3,680
Year ending December 31, 2017	663	91	6,202	6,956
Year ending December 31, 2018	702	52	4,533	5,287
Year ending December 31, 2019	490	13	4,074	4,577
Year ending December 31, 2020 and thereafter	31	—	9,396	9,427
Total	$2,333	$228	$27,366	$29,927

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of June 30, 2016.

In addition to the obligations in the table above, we have approximately $0.3 million of unrecognized tax benefits that have been recorded as liabilities as of June 30, 2016. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of June 30, 2016, other than operating leases, related subleases and a standby letter of credit, as described in the Notes to the unaudited condensed consolidated financial statements.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of June 30, 2016, we had cash and cash equivalents of $35.4 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2016, we had borrowings outstanding in the aggregate of $2.3 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 5% to 6%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of June 30, 2016, would result in an insignificant impact to interest expense for 2016.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 30% and 34% during the six months ended June 30, 2016 and 2015, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were $0.2 million and less than $0.1 million for the three and six months ended June 30, 2016, respectively, and $(0.1) million and $0.2 million for the three and six months ended June 30, 2015, respectively. Transaction gains and losses are included in other income (expenses), net.

If our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion, while a strengthening U.S. Dollar can negatively impact our international revenues. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future, and we also do not expect that the effects of a 10% shift in a single foreign currency exchange rate would have a material impact on any financial instruments currently held by us.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $33.3 million during 2015, and a net loss of $8.8 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $188.6 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future as we continue to invest to grow our business and acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2016 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

Although we began our operations in March 2006, we did not begin generating substantial revenues until 2009. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, hiring and retaining qualified employees, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, effectively integrating acquired products, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments, making improvements to our existing products and developing new solutions. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. In addition, from time to time, we may need to make additional investments in product development to address market demands, which may increase our overall expenses and reduce profitability. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer, our revenue may decline and we may not be able to achieve further growth or profitability. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future.

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

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising platform solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing cross-channel, cross-device, enterprise marketing software platform and to continually introduce or acquire new features that are in demand by the market we serve. We also must update our software to reflect changes in publishers’ APIs and terms of use. We are in the process of a significant upgrade to our software platform infrastructure, and the success of this project or any other enhancement or new solution depends on several factors, including timely completion, adequate quality testing, effective migration of existing customers with minimal disruption and appropriate introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely manner, may contain defects, may be more costly to compete than we anticipate or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to complete the upgrade to our software platform infrastructure effectively or in a timely manner, or to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

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

We have experienced growth in the number of advertisers, transactions and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. For example, if we secure a large customer or a group of customers that require significant amounts of bandwidth or storage, we may need to increase bandwidth, storage, power or other elements of our application architecture and our infrastructure, and our existing systems may not be able to scale in a manner satisfactory to our existing or prospective customers.

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

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solution and attracting new customers. Sales and marketing expenses may increase as a result of our marketing and brand promotion activities. We may not generate customer awareness or increase revenues enough to offset the increased expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial marketing and sales expenses, which are not offset by increased revenues, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is essential for broad customer adoption of our solution.

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

Managing a global organization has placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage our operations effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Managing a global and geographically dispersed workforce and operation has required substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and operations reporting procedures, and we may not be able to do so effectively. Moreover, we may from time to time decide to undertake cost savings initiatives, such as additional restructurings, such as our 2016 Restructuring Plan, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Further, to support our customers and operations, and drive future growth, we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth or change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	the level of advertising spend managed through our platform for a particular quarter;
•	customer renewal rates, and the pricing and usage of our platform in any renewal term;
•	demand for our platform and the size and timing of our sales;
•	customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;
•	delays in projects to upgrade our own software platform infrastructure and any resulting delays in releasing new features;
•	network outages, platform downtime, software bugs or security breaches and any associated credits, warranty claims or other expenses;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;
•	market acceptance of our current and future solutions;
•	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;
•	budgeting cycles of our customers;
•	our potentially lengthy sales cycle;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of infrastructure costs and operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	restructuring of our business and hiring or separation of employees;
•	foreign currency exchange rate fluctuations; and
•	general economic and political conditions in our domestic and international markets.

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

From January 1, 2015 through June 30, 2016, the closing sales price of our common stock on the New York Stock Exchange ranged from $2.10 to $8.56 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

MARIN SOFTWARE INCORPORATED

Dated: August 5, 2016	By:	/s/ David A. Yovanno
David A. Yovanno
Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2016	By:	/s/ Catriona M. Fallon
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