Form 10-Q
period 2016-09-30
MARIN SOFTWARE INC
filed 2016-11-09
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the registrant had 38,644,422 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	At September 30,
	2016	At December 31,
	(unaudited)	2015*
Assets
Current assets
Cash and cash equivalents	$36,442	$37,326
Accounts receivable, net	20,584	21,718
Prepaid expenses and other current assets	4,066	4,186
Total current assets	61,092	63,230
Property and equipment, net	21,518	21,817
Goodwill	19,416	19,417
Intangible assets, net	8,055	10,405
Other noncurrent assets	1,681	1,323
Total assets	$111,762	$116,192
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,939	$1,710
Accrued expenses and other current liabilities	9,825	11,185
Deferred revenues	1,135	1,430
Current portion of long-term debt	870	1,384
Total current liabilities	13,769	15,709
Long-term debt, less current portion	2,149	1,557
Other long-term liabilities	4,382	4,795
Total liabilities	20,300	22,061
Commitments and contingences (Note 13)
Stockholders’ equity
Common stock, $0.001 par value - 500,000 shares authorized, 38,610 and 37,568 shares issued, 38,602 and 37,419 outstanding at September 30, 2016, and December 31, 2015, respectively	39	37
Additional paid-in capital	284,731	275,604
Accumulated deficit	(191,617)	(179,733)
Accumulated other comprehensive loss	(1,691)	(1,777)
Total stockholders’ equity	91,462	94,131
Total liabilities and stockholders’ equity	$111,762	$116,192

*	Derived from our audited consolidated financial statements as of December 31, 2015.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net	$24,013	$26,327	$76,954	$79,515
Cost of revenues	8,668	10,375	26,752	30,683
Gross profit	15,345	15,952	50,202	48,832
Operating expenses
Sales and marketing	7,581	10,835	25,973	36,056
Research and development	6,268	8,162	21,321	25,840
General and administrative	4,735	5,882	14,722	17,257
Total operating expenses	18,584	24,879	62,016	79,153
Loss from operations	(3,239)	(8,927)	(11,814)	(30,321)
Interest expense, net	(39)	(63)	(91)	(82)
Other income (expenses), net	188	(214)	632	(134)
Loss before benefit from (provision for) income taxes	(3,090)	(9,204)	(11,273)	(30,537)
Benefit from (provision for) income taxes	37	(300)	(611)	(674)
Net loss	(3,053)	(9,504)	(11,884)	(31,211)
Foreign currency translation adjustments	(15)	(13)	86	(626)
Comprehensive loss	$(3,068)	$(9,517)	$(11,798)	$(31,837)
Net loss per share available to common stockholders, basic and diluted	$(0.08)	$(0.26)	$(0.31)	$(0.86)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	38,520	36,953	38,190	36,367
Stock-based compensation is allocated as follows (Note 9):
Cost of revenues	$285	$249	$1,015	$800
Sales and marketing	162	435	1,083	2,104
Research and development	852	1,864	4,149	5,831
General and administrative	532	1,058	2,345	3,305
Amortization of intangible assets is allocated as follows (Note 5):
Cost of revenues	$246	$271	$780	$762
Sales and marketing	223	247	711	674
Research and development	246	271	780	763
General and administrative	15	37	79	109
Restructuring related expenses are allocated as follows (Note 3):
Cost of revenues	$24	$105	$175	$105
Sales and marketing	2	659	213	659
Research and development	(4)	53	44	53
General and administrative	2	264	17	264

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(11,884)	$(31,211)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	4,610	5,166
Amortization of internally developed software	2,180	1,850
Amortization of intangible assets	2,350	2,308
Loss on disposal of property and equipment	2	19
Unrealized foreign currency gains	(268)	(203)
Noncash interest expense related to debt agreements	18	36
Stock-based compensation related to equity awards and restricted stock	8,592	12,040
Provision for bad debts	852	776
Deferred income tax benefits	—	(307)
Excess tax benefits from stock-based award activities	—	(9)
Payment of contingent consideration for prior acquisition	(93)	—
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	560	(3,386)
Prepaid expenses and other current assets	309	(1,750)
Other assets	(340)	407
Accounts payable	246	(1,073)
Deferred revenues	(280)	(689)
Accrued expenses and other current liabilities	(2,050)	2,426
Net cash provided by (used in) operating activities	4,804	(13,600)
Investing activities
Purchases of property and equipment	(1,154)	(8,217)
Proceeds from disposal of property and equipment	3	—
Capitalization of internally developed software	(4,050)	(4,107)
Acquisitions of businesses, net of cash acquired	—	(7,509)
Net cash used in investing activities	(5,201)	(19,833)
Financing activities
Repayment of notes payable	(1,223)	(2,967)
Debt issuance costs	—	(53)
Repurchase of unvested shares	—	(2)
Proceeds from exercise of common stock options	350	1,107
Proceeds from employee stock purchase plan, net	592	995
Stock issuance costs	—	(51)
Excess tax benefits from stock-based award activities	—	9
Net cash used in financing activities	(281)	(962)
Effect of foreign exchange rate changes on cash and cash equivalents	(206)	(526)
Net decrease in cash and cash equivalents	(884)	(34,921)
Cash and cash equivalents
Beginning of period	37,326	68,253
End of period	$36,442	$33,332
Supplemental disclosure of noncash investing and financing activities
Acquisition of equipment through capital leases	$1,283	$1,905
Purchases of property and equipment recorded in accounts payable and accrued expenses	9	712
Issuance of common stock under employee stock purchase plan	328	548
Issuance of common stock in connection with acquisitions of businesses	—	4,337

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for other interim periods or for future years.

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

Cash equivalents consist of money market funds, which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. These money market funds presented as cash equivalents on the consolidated balance sheets are classified as level 1 within the fair value hierarchy, and totaled $22,631 and $25,564 as of September 30, 2016 and December 31, 2015, respectively.

Allowance for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not historically experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. As of September 30, 2016 and December 31, 2015, the Company recorded an allowance for doubtful accounts in the amount of $2,230 and $2,188, respectively.

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of September 30, 2016, and December 31, 2015, the Company recorded an allowance for potential customer credits in the amount of $1,750 and $2,274, respectively.

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

The Company evaluates goodwill for impairment in the fourth quarter annually, or more frequently if events or changes in circumstances indicate that these assets may be impaired. Because the Company operates its business in one reporting unit, the goodwill is tested for impairment at the enterprise level. No goodwill impairment has been identified in any of the periods presented.

Subsequent to September 30, 2016, the market capitalization of the Company’s publicly traded common stock sustained a decline to the extent that it fell below the book value of the Company’s net assets. Management considers the stock price and any estimated control premium along with other operating conditions, such as revenue decline, as possible factors affecting the assessment of the fair value of the Company’s reporting unit for the purposes of performing any goodwill impairment assessment. While the likelihood and amount of such an impairment charge is not estimable at this time, if facts, circumstances or assumptions change, the Company may be required to record an impairment charge to reduce the carrying value of its goodwill, intangible assets and other long-term assets in the future.

Revenue Recognition

The Company generates revenues principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, social and display advertising. The Company’s direct search subscription agreements are generally one year or longer in length. The Company’s subscription fee under most contracts is variable based on the value of the advertising spend that the Company’s advertisers manage through the Company’s platform and is generally invoiced on a monthly basis. Contracts with direct advertisers and certain contracts with advertising agencies also include a minimum monthly fee that is payable over the duration of the contract. The Company’s customers do not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. The Company commences revenue recognition for both direct advertisers and advertising agencies when all of the following conditions are met:

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

The Company applies the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of September 30, 2016, the Company did not have stand-alone value for the professional services and training services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718), which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The update to this standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2016-09, but does not expect it to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize most leases on the balance sheet as lease assets and lease liabilities, as well as both quantitative and qualitative disclosures regarding key information about leasing arrangements. This new standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 will have on the consolidated financial statements, as well as the expected adoption method.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard was effective prospectively for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-16 during the first quarter of 2016 on a prospective basis, and it did not have an effect on the Company’s financial position or results of operations. The new standard will be applied to future adjustments of provisional amounts as they occur.

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The core principle of the new standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard, as amended in July 2015, is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the timing and impact of the adoption of ASU 2014-09 on the consolidated financial statements, as well as the expected adoption method.

2. Business Combination

On February 12, 2015, pursuant to the terms of a Share Purchase Agreement, the Company acquired all outstanding shares of capital stock of SocialMoov S.A.S. (“SocialMoov”), with SocialMoov surviving as a wholly-owned subsidiary of the Company. Based in Paris, France, SocialMoov is a provider of social advertising tools for advertisers and agencies.

The total purchase price for the acquisition was $13,288, which consisted of 636 shares of the Company’s common stock valued at $4,337 upon the closing date using the weighted average of the Company’s closing date stock price for a short period of time preceding the closing date of the acquisition, $8,858 in cash paid at the acquisition date and $93 in cash paid as contingent consideration during the first quarter of 2016. Of the cash consideration paid at the closing date, $1,894 was held in escrow to secure indemnification obligations of the shareholders of SocialMoov to the Company following the closing, and was released during the third quarter of 2016.

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

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$2,741	N/A
Liabilities assumed	(3,480)	N/A
Developed technology	3,800	5 years
Customer relationships	2,080	4 years
Tradename	260	3 years
Goodwill	7,887	Indefinite
Total purchase price	$13,288

The goodwill is primarily attributable to synergies expected to arise from the acquisition, and is not expected to be deductible for tax purposes. The values assigned to the intangible assets are based on a third-party valuation analysis, which includes estimates and judgments regarding expectations for the success and life cycles of the solutions and technologies acquired.

3. Restructuring Activities

2016 Restructuring Plan

During the second quarter of 2016, the Company executed an organizational restructuring (the “2016 Restructuring Plan”) primarily to improve cost efficiencies and effectiveness in sales. The Company recorded $24 and $449 of restructuring related expenses for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, approximately $84 in restructuring related expenses associated with the 2016 Restructuring Plan remained unpaid and were included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. Further costs associated with this 2016 Restructuring Plan are not expected to be material in future periods.

2015 Restructuring Plans

During the third and fourth quarters of 2015, the Company executed organizational restructurings (the “2015 Restructuring Plans”) primarily to improve cost efficiencies and realign its sales, customer success and marketing operations. The Company recorded $1,081 of restructuring related expenses in connection with the 2015 Restructuring Plans for the three and nine months ended September 30, 2015. Actions pursuant to the 2015 Restructuring Plans were substantially complete as of December 31, 2015, and the associated costs were not material for the three and nine months ended September 30, 2016.

4. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	September 30,	December 31,
	2016	2015
Computer equipment	$28,353	$26,279
Software	20,662	16,602
Office equipment	1,038	1,016
Furniture, fixtures and leasehold improvements	6,073	6,049
	56,126	49,946
Less: Accumulated depreciation and amortization	(34,608)	(28,129)
	$21,518	$21,817

Depreciation and amortization of internally developed software for the nine months ended September 30, 2016 and 2015 was $6,790 and $7,016, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	September 30,	December 31,
	2016	2015
Accrued salary and payroll related expenses	$4,432	$4,829
Accrued accounts payable	2,872	3,417
Customer advances	1,638	1,463
Income tax (receivable) payable	(88)	236
Sales and use tax payable	237	434
Other	734	806
	$9,825	$11,185

5. Goodwill and Intangible Assets

The goodwill activity for the nine months ended September 30, 2016 consisted of the following:

Balance at December 31, 2015	$19,417
Add: Payment of contingent consideration for SocialMoov acquisition	93
Add: Other adjustments to goodwill	(94)
Balance at September 30, 2016	$19,416

Intangible assets consisted of the following as of the dates presented:

	September 30,	December 31,	Estimated
	2016	2015	Useful Life
Developed technology	$9,910	$9,910	5 - 6 years
Customer relationships	3,370	3,370	4 years
Non-compete agreements and tradenames	1,390	1,390	2 - 3 years
	14,670	14,670
Less: accumulated amortization	(6,615)	(4,265)
	$8,055	$10,405

Amortization expense was $730 and $826 for the three months ended September 30, 2016 and 2015, respectively, and $2,350 and $2,308 for the nine months ended September 30, 2016 and 2015, respectively.

Future estimated amortization of intangible assets as of September 30, 2016, is presented below:

Remaining three months of 2016	$730
Year ending December 31, 2017	2,850
Year ending December 31, 2018	2,537
Year ending December 31, 2019	1,843
Year ending December 31, 2020	95
$8,055

6. Debt

Capital Lease Arrangements

Since 2013, the Company has entered into capital lease arrangements with an equipment manufacturer to finance acquisitions of computer equipment. These leases have effective annual interest rates ranging from 5.8% to 6.0%, and carry terms of between 36 to 48 months. At the end of the lease periods, the Company has the option to purchase the underlying equipment at the estimated fair market value, or for a nominal amount in some cases. As of September 30, 2016 and December 31, 2015, the net book value of the equipment under these capital leases was $2,830 and $2,446, respectively, and the remaining principal balance payable was $3,043 and $2,700, respectively.

Revolving Credit Facility

In July 2015, the Company entered into an amendment to its existing loan and security agreement pursuant to which Silicon Valley Bank agreed to increase the revolving credit facility of up to the lesser of $20,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the revolving credit facility was extended to July 31, 2017, and the annual interest rate was amended to (a) the prime rate or (b) the London interbank offered rate then in effect, plus a margin of 2.75%, payable on a monthly basis. The amendment contains affirmative and negative covenants, including covenants related to the delivery of financial and other information, the maintenance of certain financial covenants, as well as limitations on dispositions, changes in business or management, mergers or consolidations, dividends and other corporate actions. The revolving credit facility was amended further in February 2016 to update the terms of certain covenants. No amounts were outstanding pursuant to the revolving credit facility as of September 30, 2016 and December 31, 2015.

The maturities of all outstanding debt, consisting of the capital lease arrangements, as of September 30, 2016, are as follows:

Year ending
2016	$274
2017	884
2018	935
2019	736
2020	214
3,043
Less:
Current portion	(870)
Discount on long-term debt	(24)
Noncurrent portion of debt	$2,149

7. Common Stock

As of September 30, 2016, and December 31, 2015, the Company’s certificate of incorporation authorizes the issuance of 500,000 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	September 30,	December 31,
	2016	2015
Options or RSUs available for future grant under stock option plans	4,528	4,041
Options outstanding under stock option plans	6,344	5,960
RSUs outstanding under stock option plans	1,975	1,221
Shares available for future issuance under ESPP	1,307	776
Shares to be issued in connection with acquisition of SocialMoov	464	927
	14,618	12,925

8. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-employee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Board. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase 5 and 18 shares of common stock as of September 30, 2016 and December 31, 2015, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability, as well as the fair value of vested outstanding options to non-employee consultants. As of September 30, 2016 and December 31, 2015, $46 and $249, respectively, has been recorded as a long-term liability on the accompanying unaudited condensed consolidated balance sheets.

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

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price Per Share	(in Years)	Value
Balances at December 31, 2015	5,960	$7.58	7.85	$957
Options granted	1,202	2.66	7.07
Options exercised	(213)	1.64	—
Options forfeited and cancelled	(2,063)	7.48	—
Balances at September 30, 2016	4,886	$6.67	6.26	$403
Options exercisable	3,092	$7.89	4.65	$226
Options vested	3,079	$7.87	4.65	$226
Options vested and expected to vest	4,738	$6.75	6.17	$393

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value Per Unit
Granted and unvested at December 31, 2015	1,221	$9.36
RSUs granted	1,534	3.17
RSUs vested	(195)	7.18
RSUs cancelled and withheld to cover taxes	(995)	4.98
Granted and unvested at September 30, 2016	1,565	$4.11

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 ESPP will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by approximately 376 shares on January 1, 2016. During the three and nine months ended September 30, 2016, zero and 175 shares, respectively, were issued under the 2013 ESPP. During the three and nine months ended September 30, 2015, zero and 105 shares, respectively, were issued under the 2013 ESPP.

9. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation of $1,831 and $3,606 for the three months ended September 30, 2016 and 2015, respectively, and $8,592 and $12,040 for the nine months ended September 30, 2016 and 2015, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dividend yield	—	—	—	—
Expected volatility	47.6%	44.3%	47.5%	49.2%
Risk-free interest rate	1.23%	1.76%	1.38%	1.74%
Expected life of options (in years)	6.25	6.25	6.25	6.25
Forfeiture rate	7.0%	7.0%	7.0%	7.0%

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

Cash proceeds from the exercise of stock options were $350 and $1,107 during the nine months ended September 30, 2016 and 2015, respectively.

Compensation expense is recognized ratably over the requisite service period. As of September 30, 2016, there was $3,400 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock and RSUs

As of September 30, 2016, there was $6,345 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted-average period of 2.4 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

Income tax expense for the three and nine months ended September 30, 2016, was $37 and $611, respectively, on pre-tax losses of $3,090 and $11,273, respectively. For the three and nine months ended September 30, 2015, the Company recognized income tax expense of $300 and $674, respectively, on pre-tax losses of $9,204 and $30,537, respectively. As of September 30, 2016, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company accounts for uncertain tax positions and believes that it has provided adequate reserves for its unrecognized tax benefits for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next year. There were no interest or penalties associated with uncertain tax positions included within the income tax expense balance for the three and nine months ended September 30, 2016 and 2015.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss available to common stockholders	$(3,053)	$(9,504)	$(11,884)	$(31,211)
Denominator:
Weighted average number of shares, basic and diluted	38,520	36,953	38,190	36,367
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.08)	$(0.26)	$(0.31)	$(0.86)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2016	2015
Options to purchase common stock	4,886	6,400
Restricted stock units	1,565	1,334
Restricted common stock issued	2	239
Common stock subject to repurchase	5	25
Total	6,458	7,998

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States of America	$16,636	$18,123	$53,472	$53,333
International	7,377	8,204	23,482	26,182
Total revenues, net	$24,013	$26,327	$76,954	$79,515

Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows for the periods presented:

	September 30,	December 31,
	2016	2015
United States of America	$20,713	$20,825
International	805	992
Total long-lived assets, net	$21,518	$21,817

13. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended September 30, 2016 and 2015 was $2,095 and $2,279, respectively, and for the nine months ended September 30, 2016 and 2015, was $6,647 and $6,496, respectively.

Future minimum lease payments for significant operating leases, net of sublease payments from a portion of the Company’s San Francisco and Portland office space, as of September 30, 2016, were as follows:

Remaining three months of 2016	$1,576
Year ending December 31, 2017	6,186
Year ending December 31, 2018	4,519
Year ending December 31, 2019	4,054
Year ending December 31, 2020 and thereafter	9,399
$25,734

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheets as of September 30, 2016 and audited consolidated balance sheets as of December 31, 2015.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations as of September 30, 2016 and December 31, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2015, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 22, 2016. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.” These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide a leading cross-channel, cross-device, enterprise marketing software platform for search, display and social advertising channels, offered as an integrated software-as-a-service, or SaaS, solution for advertisers and agencies. Our integrated platform is an analytics, workflow and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend across search, social and display advertising channels. Our solution is designed to help our customers:

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

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform. In September 2007, we launched Marin Enterprise, which targets large advertisers and agencies. We released Marin Professional Edition in March 2011, which targets mid-market advertisers and agencies. We have an iterative development process and typically release new features every month. Additionally, we have expanded internationally since our incorporation, opening our Hamburg, Paris and Sydney offices in 2011, our Dublin and Tokyo offices in 2012 and our Shanghai office in 2013. We completed our acquisitions of SocialMoov S.A.S. and NowSpots, Inc., which conducted business as Perfect Audience, in February 2015 and June 2014, respectively, to complement our product offerings.

To grow revenues, we may need to invest in (1) sales and marketing activities to target new advertisers and agencies, and increase spend under management with our existing customers, and (2) research and development to improve and expand our platform, support additional publishers and release new features demanded by customers. If we make such investments, and if those investments do not generate additional customers or additional advertising spend managed by our platform, our future operating results could be harmed.

The majority of our revenue is derived from advertisers in the United States. We believe the markets both within and outside of the United States offer an opportunity for growth, and we may continue investing in our international capabilities and operations to expand in these markets.

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

If our contractual arrangement is with an advertising agency, the advertiser is not a party to the terms of the contract. Accordingly, most advertisers operating through agencies do not have a commitment to use our services, and the advertisers may be added or removed from our platform at the discretion of the respective agency. We invoice the advertising agency for the amounts due under the contract. Historically, approximately half of our revenues have been earned from advertising agency customers. Under our subscription contracts with most direct advertisers and some of our agency customers, customers contractually commit to a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. Most of our subscription contracts with advertising agency customers, however, do not include a committed minimum monthly platform fee. Additionally, advertisers we serve through our arrangements with our advertising agencies generally do not have a minimum commitment to continue using our services. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform, although some customers pay a flat monthly rate over the term of their subscription contract.

Our subscription contracts state the date at which we begin invoicing our customers, which is generally the first day of the month following contract execution. We generally invoice the greater of the minimum monthly platform fee or the percentage of advertising spend on our platform. The implementation process for new advertisers is typically four to six weeks; however, we generally have not charged a separate implementation fee under our standard subscription contracts. Our deferred revenues primarily consist of the unearned portion of minimum monthly platform fees paid at least three months in advance.

Cost of Revenues

Cost of revenues primarily includes personnel costs, consisting of salaries, benefits, bonuses and stock-based compensation for employees associated with our cloud infrastructure and global services for implementation and ongoing customer service. Other costs of revenues include fees paid to contractors who supplement our support and data center personnel, expenses related to third-party data centers, depreciation of data center equipment, amortization of internally developed software, amortization of intangible assets and allocated overhead.

We intend to continue to invest in our global services and capacity of our hosting service infrastructure. As we continue to invest in technology innovation through research and development, we expect increased amortization of internally developed software. We expect that this investment in technology should not only expand the breadth and depth of our cross-channel, cross-device, enterprise marketing software platform but also increase the efficiency of how we deliver these solutions. The level and timing of investment in these areas could affect our cost of revenues in the future.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, sales commissions and other costs including travel and entertainment, marketing and promotional events, public relations, marketing activities, professional fees and allocated overhead. All of these costs are expensed as incurred, including sales commissions. Our commission plans provide that commission payments to our sales representatives are paid based on the actual amounts we invoice customers over a period that is generally up to six months following the execution of the applicable customer contract.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation and bonuses for our administrative, legal, human resources, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, audit fees, tax services and legal fees, as well as professional fees, insurance and other corporate expenses, along with amortization of intangible assets and allocated overhead.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)				(in thousands)
Revenues, net	$24,013	100%	$26,327	100%	$76,954	100%	$79,515	100%
Cost of revenues (1) (2) (3)	8,668	36	10,375	39	26,752	35	30,683	39
Gross profit	15,345	64	15,952	61	50,202	65	48,832	61
Operating expenses
Sales and marketing (1) (2) (3)	7,581	32	10,835	41	25,973	34	36,056	45
Research and development (1) (2) (3)	6,268	26	8,162	31	21,321	28	25,840	32
General and administrative (1) (2) (3)	4,735	20	5,882	22	14,722	19	17,257	22
Total operating expenses	18,584	77	24,879	94	62,016	81	79,153	100
Loss from operations	(3,239)	(13)	(8,927)	(34)	(11,814)	(15)	(30,321)	(38)
Interest expense, net	(39)	—	(63)	—	(91)	—	(82)	—
Other income (expenses), net	188	1	(214)	(1)	632	1	(134)	—
Loss before benefit from (provision for) income taxes	(3,090)	(13)	(9,204)	(35)	(11,273)	(15)	(30,537)	(38)
Benefit from (provision for) income taxes	37	—	(300)	(1)	(611)	(1)	(674)	(1)
Net loss	$(3,053)	(13)%	$(9,504)	(36)%	$(11,884)	(15)%	$(31,211)	(39)%
Other financial data:
Adjusted EBITDA (4)	$379		$(2,485)		$2,346		$(11,379)

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenues	$285	$249	$1,015	$800
Sales and marketing	162	435	1,083	2,104
Research and development	852	1,864	4,149	5,831
General and administrative	532	1,058	2,345	3,305

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenues	$246	$271	$780	$762
Sales and marketing	223	247	711	674
Research and development	246	271	780	763
General and administrative	15	37	79	109

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenues	$24	$105	$175	$105
Sales and marketing	2	659	213	659
Research and development	(4)	53	44	53
General and administrative	2	264	17	264

(4)

Adjusted EBITDA is a financial measure that is not calculated in accordance with United States generally accepted accounting principles (“GAAP”). We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, the amortization of intangible assets, the capitalization of internally developed software costs, interest expense, net, the benefit from or provision for income taxes, other income or expenses, net and costs associated with acquisitions and restructurings. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reason we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•

Adjusted EBITDA is frequently used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based compensation expense, depreciation and amortization, capitalized software development costs, interest expense, net, benefit from or provision for income taxes, other income or expenses, net and costs associated with acquisitions and restructurings, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net loss	$(3,053)	$(9,504)	$(11,884)	$(31,211)
Depreciation	1,403	1,861	4,610	5,166
Amortization of internally developed software	780	683	2,180	1,850
Amortization of intangible assets	730	826	2,350	2,308
Interest expense, net	39	63	91	82
(Benefit from) provision for income taxes	(37)	300	611	674
EBITDA	(138)	(5,771)	(2,042)	(21,131)
Stock-based compensation expense	1,831	3,606	8,592	12,040
Capitalization of internally developed software costs	(1,150)	(1,683)	(4,050)	(4,107)
Acquisition related expenses	—	68	29	604
Restructuring related expenses	24	1,081	449	1,081
Other (income) expenses, net	(188)	214	(632)	134
Adjusted EBITDA	$379	$(2,485)	$2,346	$(11,379)

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues, net	$24,013	$26,327	$(2,314)	(9)%	$76,954	$79,515	$(2,561)	(3)%

Revenues for the three and nine months ended September 30, 2016 decreased $2.3 million and $2.6 million, respectively, or 9% and 3%, respectively, as compared to the corresponding periods in 2015. This decrease is reflective of a decline in sales and advertising spend from new and existing customers, and customer turnover, particularly within network agencies. There were no customers that accounted for greater than 10% of our revenues in either of the three or nine months ended September 30, 2016 or 2015.

Revenues in the three and nine months ended September 30, 2016, from the United States locations represented 69% of revenues, and in the three and nine months ended September 30, 2015, revenues from the United States locations represented 69% and 67%, respectively, of revenues.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$8,668	$10,375	$(1,707)	(16)%	$26,752	$30,683	$(3,931)	(13)%
Gross profit	15,345	15,952	(607)	(4)	50,202	48,832	1,370	3
Gross profit percentage	64%	61%			65%	61%

Cost of revenues for the three and nine months ended September 30, 2016, decreased $1.7 million and $3.9 million, respectively, or 16% and 13%, respectively, as compared to the corresponding periods in 2015. These decreases largely were driven by a reduction in the number of global services and cloud infrastructure personnel. As a result of this headcount reduction, compensation, benefits and travel expense for the three and nine months ended September 30, 2016 decreased by $0.9 million and $3.0 million, respectively, as compared to the corresponding periods in 2015. During the three and nine months ended September 30, 2016, we also experienced decreases $0.3 million and $0.5 million, respectively, in depreciation and amortization of internally developed software, and $0.1 million and $0.3 million, respectively, in professional consultant and contractor fees, as compared to the same periods in 2015. In addition, expenses related to the 2016 Restructuring Plan initiated during the three months ended June 30, 2016 totaled less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2016, as compared to the $0.1 million in expense recognized during the corresponding periods in 2015 related to the 2015 Restructuring Plan.

Our gross margin increased to 64% and 65%, respectively, during the three and nine months ended September 30, 2016, as compared to 61% during the corresponding periods in 2015. This was due primarily to the reduction in the number of global services and cloud infrastructure personnel, as compensation as a percentage of revenues decreased 2% and 6% period over period for the three and nine months ended September 30, 2016, respectively.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$7,581	$10,835	$(3,254)	(30)%	$25,973	$36,056	$(10,083)	(28)%
Percent of revenues, net	32%	41%			34%	45%

Sales and marketing expenses for the three and nine months ended September 30, 2016 decreased $3.3 million and $10.1 million, respectively, or 30% and 28%, respectively, as compared to the corresponding periods in 2015. The decreases were due primarily to a decline in the global sales support and marketing headcount, including reductions that were part of our restructuring activities in 2015 and 2016 (as described in Note 3 to unaudited condensed consolidated financial statements). This contributed to net decreases of $2.3 million and $8.1 million, respectively, in personnel-related costs, consisting primarily of employee compensation, benefits and travel costs, during the three and nine months ended September 30, 2016. The remaining decreases during the three and nine months ended September 30, 2016 were primarily the result of lower indirect overhead of $0.2 million and $0.5 million, respectively, and lower restructuring expenses of $0.7 million and $0.4 million, respectively. In addition, marketing costs decreased $0.8 million during the nine months ended September 30, 2016, as compared to the corresponding period in 2015.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$6,268	$8,162	$(1,894)	(23)%	$21,321	$25,840	$(4,519)	(17)%
Percent of revenues, net	26%	31%			28%	32%

Research and development expenses for the three and nine months ended September 30, 2016 decreased $1.9 million and $4.5 million, respectively, or 23% and 17%, respectively, as compared to the corresponding periods in 2015. This primarily reflected a reduction in the number of full-time research and development personnel, resulting in decreases of $1.9 million and $4.7 million, respectively, in compensation expense during the three and nine months ended September 30, 2016.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$4,735	$5,882	$(1,147)	(20)%	$14,722	$17,257	$(2,535)	(15)%
Percent of revenues, net	20%	22%			19%	22%

General and administrative expenses for the three and nine months ended September 30, 2016 decreased $1.1 million and $2.5 million, respectively, or 20% and 15%, respectively, as compared to the corresponding periods in 2015. Compensation, benefits and other employee-related expenses decreased by $0.6 million and $1.9 million during the three and nine months ended September 30, 2016, respectively, primarily due to a reduction in the number of general and administrative personnel. Restructuring expenses related to the 2016 Restructuring Plan were $0.3 million and $0.2 million lower during the three and nine months ended September 30, 2016, respectively, as compared to restructuring expenses recorded as part of the 2015 Restructuring Plans during the corresponding periods in 2015. Additionally, general and administrative expenses for the nine months ended September 30, 2015, included $0.6 million in costs directly related to the acquisition of SocialMoov in February 2015.

Interest (Expense), Net and Other Income (Expenses), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Interest (expense), net and Other income (expenses), net	$149	$(277)	$426	154%	$541	$(216)	$757	(350)%

Other income (expenses), net, primarily consists of sublease income recorded under agreements for a portion of our San Francisco office space and our Portland office space, signed in December 2015 and June 2016, respectively, as well as foreign currency transaction gains and losses. During the three and nine months ended September 30, 2016, sublease income totaled $0.3 million and $0.8 million, respectively, and foreign exchange losses were $0.1 million for both periods due to fluctuations in foreign currency exchange rates.

Benefit from (Provision for) Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Benefit from (provision for) income taxes	$37	$(300)	$337	(112)%	$(611)	$(674)	$63	(9)%

The benefit from income taxes for the three months ended September 30, 2016 totaled less than $0.1 million primarily due to adjustments following income tax return filing in certain foreign jurisdictions, partially offset by tax provisions resulting from profits generated in foreign jurisdictions by our wholly-owned subsidiaries. The provision for income taxes for the nine months ended September 30, 2016 totaled $0.6 million, primarily as a result of profits generated in foreign jurisdictions.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines to fund capital purchases. As of September 30, 2016, our principal sources of liquidity were our cash and cash equivalents of $36.4 million, access to borrowings under our fully available revolving credit facility (the lesser of $20.0 million or 80% of our eligible accounts receivable) and our capital lease arrangements. The approximate weighted average interest rate on our outstanding borrowings as of September 30, 2016, was 5.6%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure. We also have an outstanding irrevocable letter of credit for $1.3 million related to the non-cancelable lease for our corporate headquarters in San Francisco, California.

We presently maintain cash balances in our foreign subsidiaries. As of September 30, 2016, we had $36.4 million of cash and cash equivalents in aggregate, of which $13.3 million was held by our foreign subsidiaries. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

Based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue performance, the timing and extent of spending to support product development efforts and the timing of introductions of new features and enhancements to our platform. To the extent that existing cash and cash equivalents are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$4,804	$(13,600)
Net cash used in investing activities	(5,201)	(19,833)
Net cash used in financing activities	(281)	(962)
Effect of foreign exchange rate changes on cash and cash equivalents	(206)	(526)
Net decrease in cash and cash equivalents	$(884)	$(34,921)

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

Cash provided by operating activities during the nine months ended September 30, 2016, of $4.8 million was primarily the result of a net loss of $11.9 million, adjusted for non-cash expenses of $18.3 million, which primarily included depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense and deferred income tax expenses or benefits. This was further offset by $0.1 million in contingent consideration paid for the SocialMoov acquisition from 2015, and a $1.6 million net change in working capital items, most notably (1) a decrease in accounts receivable of $0.6 million due to the timing of related collections; (2) a decrease in deferred revenues of $0.3 million related to the timing of the collection of minimum fees at the start of our subscription agreements and (3) a net decrease in accounts payable and accrued expenses and other current and noncurrent liabilities of $1.8 million due to the timing of related disbursements and customer advances.

Cash used in operating activities during the nine months ended September 30, 2015, of $13.6 million was primarily the result of a net loss of $31.2 million, adjusted for non-cash expenses of $21.7 million, which primarily included depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense and deferred income tax expenses or benefits. These non-cash expenses increased due to capital expenses and headcount growth related to continued investment in our business, as well as the acquisition of SocialMoov. This was further offset by a $4.1 million net change in working capital items (exclusive of changes due to net liabilities assumed from the acquisition of SocialMoov in February 2015), most notably (1) an increase in accounts receivable of $3.4 million; (2) an increase in prepaid expenses and other current assets, and other (noncurrent) assets, of $1.3 million related to the growth of our operations and timing of related disbursements; (3) a decrease in deferred revenues of $0.7 million related to the timing of the collection of minimum fees at the start of our subscription agreements and (4) a net increase in accounts payable and accrued expenses and other current and noncurrent liabilities of $1.4 million due to the timing of related disbursements and customer advances.

Investing Activities

During the nine months ended September 30, 2016 and 2015, investing activities primarily consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internally developed hosted software platform. We expect to continue to invest in property and equipment and develop our software platform for the foreseeable future. Investing activities during the nine months ended September 30, 2015, are also inclusive of cash paid for the acquisition of SocialMoov ($8.9 million, net of cash acquired of $1.4 million).

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2016, was $0.3 million. This was primarily due to $1.2 million of net repayments under our capital lease arrangements, partially offset by $0.9 million of proceeds from the exercise of stock options and contributions to our 2013 Employee Stock Purchase Plan (“2013 ESPP”).

Cash used in financing activities during the nine months ended September 30, 2015, was $1.0 million. This was primarily due to $3.0 million of net repayments under the loans assumed in the SocialMoov acquisition, our credit facility and our capital lease arrangements, partially offset by $2.1 million of proceeds from the exercise of stock options and contributions to our 2013 ESPP.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, net of sublease income and our capital leases for computer equipment. As of September 30, 2016, the future minimum payments under these commitments were as follows:

	Payments Due By Period
	(In thousands)
	Capital Leases	Interest Expense Payments	Operating Leases	Total
Remaining three months of 2016	$274	$53	$1,576	$1,903
Year ending December 31, 2017	884	133	6,186	7,203
Year ending December 31, 2018	935	82	4,519	5,536
Year ending December 31, 2019	736	30	4,054	4,820
Year ending December 31, 2020 and thereafter	214	4	9,399	9,617
Total	$3,043	$302	$25,734	$29,079

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of September 30, 2016.

In addition to the obligations in the table above, we have approximately $0.3 million of unrecognized tax benefits that have been recorded as liabilities as of September 30, 2016. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of September 30, 2016, other than operating leases, related subleases and a standby letter of credit, as described in the Notes to the unaudited condensed consolidated financial statements.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of September 30, 2016, we had cash and cash equivalents of $36.4 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2016, we had borrowings outstanding in the aggregate of $3.0 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 5% to 6%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of September 30, 2016, would result in an insignificant impact to interest expense for 2016.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 31% and 33% during the nine months ended September 30, 2016 and 2015, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were $(0.1) million for the three and nine months ended September 30, 2016, and $(0.2) million and less than $0.1 million for the three and nine months ended September 30, 2015, respectively. Transaction gains and losses are included in other income (expenses), net.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $33.3 million during 2015, and a net loss of $11.9 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $191.6 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2016 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We operate in a rapidly developing and changing industry, which makes it difficult to evaluate our current business and future prospects.

We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including challenges in forecasting accuracy, hiring and retaining qualified employees, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, effectively integrating acquired products, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments, making improvements to our existing products and developing new solutions. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. In addition, from time to time, we may need to make additional investments in product development to address market demands, which may increase our overall expenses and reduce profitability. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer, our revenue may decline and we may not be able to achieve further growth or profitability. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future.

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

If the market for digital advertising slows or declines, our business, growth prospects, and financial condition would be adversely affected.

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

We currently depend on relationships with various publishers, including Baidu, Bing, Facebook, Google, Twitter, Yahoo! and Yahoo! Japan, as well as advertising exchange platforms and aggregators of advertising inventory, including Google’s DoubleClick Ad Exchange, Yahoo! Gemini, Facebook’s Exchange, Microsoft’s Ad Exchange, Twitter’s MoPub, OpenX, The Rubicon Project, PubMatic and AppNexus. Our subscription services interface with these publishers’ platforms through APIs, such as the Google AdWords API or Facebook API. We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs, particularly the Google AdWords API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

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

We primarily use third-party data centers to deliver our services. Any disruption of service at these facilities could harm our business.

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

As a result of our customers’ usage of our software platform, we will need to continually improve our hosting infrastructure to avoid service interruptions or slower system performance.

We have experienced growth in the number of transactions and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. For example, if we secure a large customer or a group of customers that require significant amounts of bandwidth or storage, we may need to increase bandwidth, storage, power or other elements of our application architecture and our infrastructure, and our existing systems may not be able to scale in a manner satisfactory to our existing or prospective customers.

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

We currently have personnel and customers in Australia, China, England, France, Germany, Ireland, Japan and Singapore, as well as the United States. Due to our international exposure, our business is susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Canadian Dollars, Chinese Yuan, Euros, Japanese Yen and Singapore Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. If the U.S. Dollar strengthens relative to foreign currencies as it did during 2015 and 2016, our non-United States revenues would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-United States revenues when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of United States and foreign currency denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. Turnover amongst our employees, including among our senior executives, which we have experienced recently, could result in operational and administrative inefficiencies, delays in execution of product development and other corporate initiatives, and added costs, which could adversely impact our results of operations, stock price and customer relationships. In addition, we must successfully integrate any new personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

We do not maintain key person life insurance policies on any of our employees. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. Our business also requires skilled technical, sales and other personnel, who are in high demand and are often subject to competing offers. As we expand into additional geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is intense in our industry and particularly in San Francisco, California. An inability to retain, attract, relocate and motivate employees required for our business, including the planned expansion of our business, could delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships.

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

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. In the future we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations and harm our business.

Subsequent to September 30, 2016, the market capitalization of our publicly traded common stock sustained a decline to the extent that it fell below the book value of our net assets. We consider the stock price and any estimated control premium along with other operating conditions, such as revenue decline, as possible factors affecting the assessment of the fair value our reporting unit for the purposes of performing any goodwill impairment assessment. While the likelihood and amount of such an impairment charge is not estimable at this time, if facts, circumstances or assumptions change, then we may be required to record an impairment charge to reduce the carrying value of our goodwill, intangible assets and other long-term assets in the future.

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange has been volatile. Factors affecting the market price of our common stock include:

•

variations in, or forward looking guidance regarding, our revenues, gross margin, operating results, free cash flow, loss per share, revenue retention rates, annualized advertising spend on our platform, adjusted EBITDA and how these results compare to analyst expectations;

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

From January 1, 2015 through September 30, 2016, the closing sales price of our common stock on the New York Stock Exchange ranged from $2.10 to $8.56 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Purchase Price Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2016	—	N/A		—	—
August 1 – August 31, 2016	1,417	$0.00	(2)	—	—
September 1 – September 30, 2016	—	N/A		—	—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS – PENDING LIEN OFFER LETTER AND YOVANNO TERMINATION LETTER

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1#	Offer Letter, dated as of August 23, 2016, by and between the Registrant and Christopher A. Lien.				X

10.2#	Separation Agreement, dated as of August 22, 2016, by and between the Registrant and David A. Yovanno.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents a management contract or compensatory plan.
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

MARIN SOFTWARE INCORPORATED

Dated: November 9, 2016	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2016	By:	/s/ Catriona M. Fallon
Catriona M. Fallon
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1#	Offer Letter, dated as of August 23, 2016, by and between the Registrant and Christopher A. Lien.				X

10.2#	Separation Agreement, dated as of August 22, 2016, by and between the Registrant and David A. Yovanno.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents a management contract or compensatory plan.
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