Form 10-K
period 2016-12-31
MARIN SOFTWARE INC
filed 2017-03-01
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s Common Stock on the New York Stock Exchange of $2.35 on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2016, the aggregate market value of its shares held by non-affiliates was approximately $55 million. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5% or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2017, there were approximately 39,250,359 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

MARIN SOFTWARE INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

Headquartered in San Francisco, we were founded in 2006. The mailing address of our headquarters is 123 Mission Street, 27th Floor, San Francisco, California 94105 and our telephone number at that location is (415) 399-2580. Our customers collectively manage billions of dollars in ad spend on our platform, which we believe makes us the largest provider of independent advertising cloud solutions.

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

•

Perfect Audience. Targeting small businesses, Perfect Audience is designed for rapid deployment and offers customers an easy-to-use interface to implement and optimize campaigns across all major networks and across devices.

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

Customers

We market and sell our solutions to advertisers directly and through advertising agencies that use our platform on behalf of their customers. Advertisers that we serve through our relationships with agencies have historically represented about half our revenues. There were no customers that accounted for greater than 10% of our revenues, net in 2016, 2015 or 2014.

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

Research and Development

Our research and development team is responsible for the design, development, and maintenance of our platform. Our research and development process emphasizes frequent, iterative and incremental development cycles. Within our research and development organizations, we have several project teams that focus on platform and feature development for our integrated vertical offerings as part of our advertising cloud solutions. Each of these project teams includes engineers, quality engineers and product managers, as needed, responsible for the initial and ongoing development for their projects. Total research and development expense was $27.8 million, $33.3 million and $28.8 million and for the years ended December 31, 2016, 2015 and 2014, respectively.

Employees

As of December 31, 2016, we had a total of 437 regular full-time employees, including 171 employees located outside the United States. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Intellectual Property

Our intellectual property rights are a key component of our success. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights.

As of December 31, 2016, we had three issued patents and eight patent applications pending in the U.S.

We own and use trademarks on or in connection with our products and services, including two registered trademarks in the United States, the European Union, Australia, China and Japan, one registered mark in Canada and Russia, and unregistered common law marks and pending trademark applications in the United States, Canada, China, Russia, South Korea, and Singapore. We have also registered numerous Internet domain names.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $16.5 million and $33.3 million during 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $196.2 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2017 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We operate in a rapidly developing and changing industry, which makes it difficult to evaluate our current business and future prospects.

We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including challenges in forecasting accuracy, hiring and retaining qualified employees, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, effectively integrating acquired products, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments, making improvements to our existing products and developing new solutions. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. In addition, from time to time, we may need to make additional investments in product development to address market demands, which may increase our overall expenses and reduce our ability to achieve profitability. If we fail to implement these changes in a timely manner or are unable to implement them due to factors beyond our control, our business may suffer, our revenue may decline and we may not be able to achieve further growth or profitability. We cannot be assured that we will be successful in addressing these and other challenges we may face in the future.

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

While we utilize two third-party data centers, we manage a significant portion of our services and serve substantially all of our customers from only a single third-party data center facility. While we control the actual computer, network and storage systems upon which our platform runs, and deploy them to the data center facility, we do not control the operation of the facility. The owner of the facility has no obligation to renew the agreement with us on commercially reasonable terms, or at all. If we are unable to renew the agreement on commercially reasonable terms, we may be required to transfer to a new facility or facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

In addition, we need to invest in lead generation activities to develop our pipeline of qualified opportunities for our salesforce, which could increase our marketing expenses. If our lead generation activities do not increase our pipeline or if our salesforce is unable to close opportunities at a high rate, then we may not generate an increase in revenues.

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

Our future growth will depend on our ability to enter into and retain successful strategic relationships with third parties. For example, we are seeking to establish relationships with third parties to develop integrations with complementary technology and content. These relationships may not result in additional customers or enable us to generate significant revenues. Identifying partners and negotiating and documenting relationships with them require significant time and resources. Our contracts for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer.

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

Our success and ability to compete depends in part upon our intellectual property. We primarily rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions with our employees, customers, partners and others to establish and protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our solutions. In particular, we have three issued U.S. patents.

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

We currently have personnel and customers in Australia, China, England, France, Germany, Ireland, Japan and Singapore, as well as the U.S. Due to our international exposure, our business is susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Canadian Dollars, Chinese Yuan, Euros, Japanese Yen and Singapore Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. If the U.S. Dollar strengthens relative to foreign currencies as it did during 2015 and 2016, our non-U.S. revenues would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of U.S. and foreign currency-denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. Turnover amongst our employees, including among our senior executives, which we have experienced recently, could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships. In addition, we must successfully integrate any new personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

Managing a global and geographically dispersed workforce and operation has required substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and operations reporting procedures, and we may not be able to do so effectively. Moreover, we may from time to time decide to undertake cost savings initiatives, such as additional restructurings, such as our 2016 Restructuring Plan, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Further, supporting our customers and operations, and driving future growth, we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth or change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	the level of advertising spend managed through our platform for a particular quarter;
•	customer renewal rates, and the pricing and usage of our platform in any renewal term;
•	demand for our platform and the size and timing of our sales;
•	customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;
•	delays in projects to upgrade our own software platform infrastructure and any resulting delays in releasing new features;
•	network outages, platform downtime, software bugs or security breaches and any associated credits, warranty claims or other expenses;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;
•	market acceptance of our current and future solutions;
•	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;
•	budgeting cycles of our customers;
•	our potentially lengthy sales cycle;

•	our ability to control costs, including our operating expenses;
•	the amount and timing of infrastructure costs and operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	hiring or separation of employees;
•	foreign currency exchange rate fluctuations; and
•	general economic and political conditions in our domestic and international markets.

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

If we are unable to successfully integrate any future business, product or technology we acquire, our business and results of operations may suffer. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For instance, in connection with our acquisition of Perfect Audience, we issued 1.7 million shares of our common stock, and in connection with our acquisition of SocialMoov, we issued an aggregate total of 1.6 million shares of our common stock in each of February 2015, February 2016 and February 2017.

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

We are both a smaller reporting company and an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies and emerging growth companies will make our common stock less attractive to investors.

For as long as we continue to be both a smaller reporting company and an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, the exemption from the requirement of a report on our internal control over financial reporting by our independent registered public accounting firm, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Even if we exit emerging growth company status, many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $75 million of worldwide common equity held by non-affiliates.  In the event that we are still considered a smaller reporting company, at such time we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an emerging growth company or smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 and 2017 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

During the fourth quarter of 2016, the market capitalization of our publicly traded common stock sustained a decline to the extent that it fell below the book value of our net assets for a period of time before subsequently increasing and rising back above the book value of the net assets. Management considered the possible factors affecting the assessment of the fair value of our reporting unit for the purposes performing the goodwill impairment assessment, including those listed above. Ultimately, no goodwill impairment was identified in any of the years presented. If facts, circumstances or assumptions change in the future, however, we may be required to record an impairment charge to reduce the carrying value of our goodwill, intangible assets and other long-term assets.

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

From January 1, 2015 through December 31, 2016, the closing sales price of our common stock on the New York Stock Exchange ranged from $2.10 to $8.56 per share, and had a low closing price of $2.20 per share during the period from January 1, 2017 through February 24, 2017. Because our stock price has been volatile, investing in our common stock is risky.

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

Our corporate headquarters are located in San Francisco, California, where we occupy facilities totaling approximately 43,000 square feet under a lease which expires in July 2022. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. In December 2015, we entered into an agreement to sublease approximately 14,300 square feet of this property to an unrelated third party, through December 2017.

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

	High	Low
Year Ended December 31, 2016
First Quarter	$3.61	$2.70
Second Quarter	$3.13	$2.10
Third Quarter	$2.81	$2.32
Fourth Quarter	$2.50	$2.20

	High	Low
Year Ended December 31, 2015
First Quarter	$8.56	$5.94
Second Quarter	$7.58	$5.47
Third Quarter	$6.76	$3.11
Fourth Quarter	$4.04	$3.15

Holders of our Common Stock

As of February 24, 2017, there were 83 stockholders of record. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement” is incorporated into this report by reference).

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended December 31, 2016.

Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in March 2013.

Recent Issuer Purchases of Equity Securities

We made no purchases of equity securities during the quarter ended December 31, 2016.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph shows a comparison from March 22, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2016, of the cumulative total return for our common stock, the NYSE Composite Index, and the S&P 1500 Data Processing & Outsourced Services Index. The graph assumes an investment of $100 on March 22, 2013 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

Company / Index	3/22/13	12/31/13	12/31/14	12/31/15	12/31/16
Marin Software Incorporated	$100	$73.14	$60.43	$25.57	$16.79
NYSE Composite Index	100	116.92	124.81	119.71	134.00
S&P 1500 Data Processing & Outsourced Services	100	141.48	159.17	178.98	192.89

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

We derived the consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data includes the impact of our acquisitions.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Revenues, net	$99,878	$108,530	$99,354	$77,315	$59,558
Cost of revenues (1) (2) (3)	35,203	40,137	35,614	31,109	24,764
Gross profit	64,675	68,393	63,740	46,206	34,794
Operating expenses
Sales and marketing (1) (2) (3)	32,889	45,132	47,716	42,799	32,633
Research and development (1) (2) (3)	27,841	33,318	28,751	20,715	14,014
General and administrative (1) (2) (3)	19,890	22,391	21,257	17,028	13,432
Total operating expenses	80,620	100,841	97,724	80,542	60,079
Loss from operations	(15,945)	(32,448)	(33,984)	(34,336)	(25,285)
Interest expense, net	(129)	(118)	(177)	(453)	(520)
Other income (expenses), net	998	222	(466)	(571)	(456)
Loss before (provision for) benefit from income taxes	(15,076)	(32,344)	(34,627)	(35,360)	(26,261)
(Provision for) benefit from income taxes	(1,404)	(1,005)	1,456	(492)	(221)
Net loss available to common stockholders	$(16,480)	$(33,349)	$(33,171)	$(35,852)	$(26,482)
Net loss per share available to common stockholders, basic and diluted (4)	$(0.43)	$(0.91)	$(0.97)	$(1.36)	$(6.00)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted (4)	38,318	36,580	34,210	26,312	4,417

(1)	Stock-based compensation included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenues	$1,314	$1,171	$765	$887	$439
Sales and marketing	1,281	2,537	1,895	1,304	1,005
Research and development	4,989	7,518	3,785	1,346	831
General and administrative	2,711	4,393	2,797	1,681	2,673
	$10,295	$15,619	$9,242	$5,218	$4,948

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenues	$1,027	$1,033	$399	$—	$—
Sales and marketing	934	921	261	—	—
Research and development	1,027	1,034	397	—	—
General and administrative	92	146	74	—	—
	$3,080	$3,134	$1,131	$—	$—

(3)	Restructuring related expenses included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenues	$184	$173	$—	$—	$—
Sales and marketing	348	718	—	—	—
Research and development	44	53	—	—	—
General and administrative	20	270	—	—	—
	$596	$1,214	$—	$—	$—

(4)	See Note 13 of the consolidated financial statements for an explanation of the calculations of basic and diluted net loss per share available to common stockholders.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$34,420	$37,326	$68,253	$104,407	$31,540
Property and equipment, net	20,581	21,817	16,274	14,417	9,224
Total assets	107,093	116,192	128,307	137,377	57,224
Current portion of long-term debt	1,015	1,384	2,587	3,253	1,572
Long-term debt, less current portion	2,381	1,557	621	2,962	9,243
Convertible preferred stock, net of issuance costs	—	—	—	—	105,710
Total stockholders’ equity (deficit)	87,598	94,131	106,117	115,344	(72,706)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. References to “2016,” “2015” and “2014” refer to the year ended December 31, 2016, the year ended December 31, 2015 and the year ended December 31, 2014, respectively.

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

In December 2016, our customers collectively managed billions of dollars in advertising spend on our platform globally across a wide range of industries. We market and sell our solutions to advertisers directly and through leading advertising agencies. For 2016, 2015 and 2014, our revenues were $99.9 million, $108.5 million and $99.4 million, respectively, representing period-over-period changes of (8)%, 9% and 29%, respectively. We incurred net losses of $16.5 million, $33.3 million and $33.2 million in 2016, 2015 and 2014, respectively.

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

Under our subscription contracts, we generally begin invoicing our customers the first day of the month following the execution of the contract. We generally invoice the greater of the minimum monthly platform fee or the percentage of advertising spend on our platform. The implementation process for new advertisers is typically four to six weeks; however, we generally have not charged a separate implementation fee under our standard subscription contracts.

Our implementation and customer support personnel, as well as costs associated with our operating infrastructure, are included in our cost of revenues. Our cost of revenues and operating expenses are reflective of the headcount needed to grow our business and to increase data center capacity to support customer revenue growth on our platform. Our cost of revenues may increase in absolute dollars as we continue to invest in our growth.

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

The majority of our revenues are derived from our advertisers in the United States. We believe the markets outside of the United States offer an opportunity for growth, and we continue investing in our international capabilities and operations to expand in these markets. Advertisers from outside of the United States represented 31%, 33% and 34% of total revenues for 2016, 2015 and 2014, respectively.

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

Components of Results of Operations

Revenues

We generate revenues principally from subscription contracts under which we provide advertisers with access to our search, social and display advertising management platform, either directly or through the advertiser’s relationship with an agency with whom we have a contract. Under these subscription contracts, we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. Our search subscription contracts are generally one year or longer in length, while initial social and display contracts may vary in duration.

Under our contracts with advertising agencies, the advertiser is not a party to the terms of the contract. Accordingly, most advertisers operating through agencies do not have a minimum commitment to use our services, and the advertisers may be added or removed from our platform at the discretion of the respective agency. We invoice the advertising agency for the amounts due under the contract. Under our subscription contracts with most direct advertisers and some of our agency customers, customers contractually commit to a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. Most of our subscription contracts with advertising agency customers, however, do not include a committed minimum monthly platform fee. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform, although some customers pay a flat monthly rate over the term of their subscription contract.

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

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, sales commissions and other costs including travel and entertainment, marketing and promotional events, lead generation activities, public relations, marketing activities, professional fees and allocated overhead. All of these costs are expensed as incurred, including sales commissions. Our commission plans provide that commission payments to our sales representatives are paid based on the actual amounts we invoice customers over a period that is generally up to six months following the execution of the applicable customer contract.

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

(Provision for) Benefit from Income Taxes

The (provision for) benefit from income taxes consists of federal, state and foreign income taxes. Due to recent losses, we maintain a valuation allowance against our deferred tax assets as of December 31, 2016. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

The following table is a summary of our consolidated statements of operations for the specified periods and results of operations as a percentage of revenues for those periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods. Percentage of revenues figures are rounded and therefore may not subtotal exactly.

	Years Ended December 31,
	2016		2015		2014
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net	$99,878	100%	$108,530	100%	$99,354	100%
Cost of revenues (1) (2) (3)	35,203	35	40,137	37	35,614	36
Gross profit	64,675	65	68,393	63	63,740	64
Operating expenses
Sales and marketing (1) (2) (3)	32,889	33	45,132	42	47,716	48
Research and development (1) (2) (3)	27,841	28	33,318	31	28,751	29
General and administrative (1) (2) (3)	19,890	20	22,391	21	21,257	21
Total operating expenses	80,620	81	100,841	93	97,724	98
Loss from operations	(15,945)	(16)	(32,448)	(30)	(33,984)	(34)
Interest expense, net	(129)	—	(118)	—	(177)	—
Other income (expenses), net	998	1	222	—	(466)	—
Loss before (provision for) benefit from income taxes	(15,076)	(15)	(32,344)	(30)	(34,627)	(35)
(Provision for) benefit from income taxes	(1,404)	(1)	(1,005)	(1)	1,456	1
Net loss	$(16,480)	(17)%	$(33,349)	(31)%	$(33,171)	(33)%

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenues	$1,314	$1,171	$765
Sales and marketing	1,281	2,537	1,895
Research and development	4,989	7,518	3,785
General and administrative	2,711	4,393	2,797
	$10,295	$15,619	$9,242

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenues	$1,027	$1,033	$399
Sales and marketing	934	921	261
Research and development	1,027	1,034	397
General and administrative	92	146	74
	$3,080	$3,134	$1,131

(3)	Restructuring related expenses included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenues	$184	$173	$—
Sales and marketing	348	718	—
Research and development	44	53	—
General and administrative	20	270	—
	$596	$1,214	$—

The following table sets forth our consolidated revenues by geographic area, as well as the related percentages of total revenues, for the specified periods.

	Years Ended December 31,
	2016		2015		2014
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net by geography
United States of America	$69,220	69%	$72,942	67%	$65,745	66%
International	30,658	31	35,588	33	33,609	34
Total revenues, net	$99,878	100%	$108,530	100%	$99,354	100%

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(16,480)	$(33,349)	$(33,171)
Depreciation	6,035	6,993	5,669
Amortization of internally developed software	2,988	2,550	1,905
Amortization of intangible assets	3,080	3,134	1,131
Interest expense, net	129	118	177
Provision for (benefit from) income taxes	1,404	1,005	(1,456)
EBITDA	(2,844)	(19,549)	(25,745)
Stock-based compensation expense	10,295	15,619	9,242
Capitalization of internally developed software	(4,712)	(5,568)	(3,146)
Acquisition related expenses	40	635	351
Restructuring related expenses	596	1,214	—
Other (income) expenses, net	(998)	(222)	466
Adjusted EBITDA	$2,377	$(7,871)	$(18,832)

Comparison of the Years Ended December 31, 2016 and 2015

Revenues

	Years Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenues, net	$99,878	$108,530	$(8,652)	(8)%

Revenues in 2016 decreased $8.7 million, or 8%, as compared to 2015. This decrease is reflective of a decline in sales and advertising spend from new and existing customers, and customer turnover, particularly within network agencies. There were no customers that accounted for greater than 10% of our revenues in either 2016 or 2015.

Revenues in 2016 from the United States and all international locations represented 69% and 31%, respectively, of revenues, and in 2015, revenues from the United States and international locations represented 67% and 33%, respectively, of revenues.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenues	$35,203	$40,137	$(4,934)	(12)%
Gross profit	64,675	68,393	(3,718)	(5)
Gross margin	65%	63%

Cost of revenues in 2016 decreased $5.0 million, or 12%, as compared to 2015. This decrease was largely driven by a reduction in the number of global services and cloud infrastructure personnel. As a result of this headcount reduction, compensation, benefits and travel expense in 2016 decreased $3.5 million as compared to 2015. During 2016, we also experienced decreases of $0.8 million in depreciation and amortization of internally developed software, and $0.4 million in professional consultant and contractor fees, as compared to 2015.

Our gross margin increased to 65% during 2016 from 63% during 2015. This was due primarily to the reduction in the number of global services and cloud infrastructure personnel, as compensation as a percentage of revenues decreased 2% period over period during 2016.

Sales and Marketing

	Years Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$32,889	$45,132	$(12,243)	(27)%
Percent of revenues, net	33%	42%

Sales and marketing expenses in 2016 decreased $12.2 million, or 27%, as compared to 2015. This decrease was due primarily to a decline in the global sales support and marketing headcount, including reductions that were part of our restructuring activities in 2015 and 2016 (as described in Note 4 to the consolidated financial statements). This contributed to a net decrease of $10.0 million in personnel-related costs, consisting primarily of employee compensation, benefits and travel costs, during 2016. The remaining decrease during 2016 was primarily the result of lower indirect overhead of $0.7 million, lower restructuring expenses of $0.4 million and decreased marketing costs of $0.8 million, as compared to 2015.

Research and Development

	Years Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$27,841	$33,318	$(5,477)	(16)%
Percent of revenues, net	28%	31%

Research and development expenses in 2016 decreased $5.5 million, or 16%, as compared to 2015. This primarily reflected a reduction in the number of full-time research and development personnel, resulting in a decrease of $5.8 million in compensation expense during 2016.

General and Administrative

	Years Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$19,890	$22,391	$(2,501)	(11)%
Percent of revenues, net	20%	21%

General and administrative expenses in 2016 decreased $2.5 million, or 11%, respectively, as compared to 2015. Compensation, benefits and other employee-related expenses decreased by $2.5 million during 2016, primarily due to a reduction in the number of general and administrative personnel. Restructuring expenses related to the organizational restructuring executed in 2016 were $0.2 million lower than those related to the organization restructuring executed in 2015, each as more fully described in Note 4 to our consolidated financial statements. Additionally, general and administrative expenses during 2015 were inclusive of $0.6 million in costs directly related to the acquisition of SocialMoov in February 2015. These decreases were partially offset by a $1.1 million increase in bad debt expense due to additions to the allowance for doubtful accounts during the year.

Interest Expense, Net and Other Expenses, Net

	Years Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Interest expense, net and Other income (expenses), net	$869	$104	$(765)	736%

Other income (expenses), net, primarily consists of sublease income recorded under agreements for portions of our San Francisco and Portland office spaces, signed in December 2015 and June 2016, respectively, as well as foreign currency transaction gains and losses. During 2016, sublease income totaled $0.8 million, while foreign exchange losses were less than $0.1 million.

Provision for Income Taxes

	Years Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
(Provision for) benefit from income taxes	$(1,404)	$(1,005)	$(399)	40%

The provision for income taxes for 2016 of $1.4 million was primarily the result of taxable profits generated in certain foreign jurisdictions.

Comparison of the Years Ended December 31, 2015 and 2014

Revenues

	Years Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenues, net	$108,530	$99,354	$9,176	9%

Revenues increased $9.2 million, or 9%, in 2015 as compared to 2014. This increase was driven by growth in revenues from new advertisers and new product offerings, including those obtained from our acquisitions of SocialMoov and Perfect Audience in 2015 and 2014, respectively. There were no customers that accounted for greater than 10% of our revenues in either 2015 or 2014.

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

Interest Expense, Net and Other Income (Expenses), Net

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

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2016. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(in thousands)
Revenues, net	$22,924	$24,013	$25,753	$27,188	$29,015	$26,327	$26,775	$26,413
Cost of revenues (1) (2) (3)	8,451	8,668	8,894	9,190	9,454	10,375	10,599	9,709
Gross profit	14,473	15,345	16,859	17,998	19,561	15,952	16,176	16,704
Operating expenses
Sales and marketing (1) (2) (3)	6,916	7,581	9,285	9,107	9,076	10,835	13,064	12,157
Research and development (1) (2) (3)	6,520	6,268	7,044	8,009	7,478	8,162	9,194	8,484
General and administrative (1) (2) (3)	5,168	4,735	5,018	4,969	5,134	5,882	5,655	5,720
Total operating expenses	18,604	18,584	21,347	22,085	21,688	24,879	27,913	26,361
Loss from operations	(4,131)	(3,239)	(4,488)	(4,087)	(2,127)	(8,927)	(11,737)	(9,657)
Interest expense, net	(38)	(39)	(34)	(18)	(36)	(63)	(8)	(11)
Other income (expenses), net	366	188	411	33	356	(214)	(164)	244
Loss before (provision for) benefit from income taxes	(3,803)	(3,090)	(4,111)	(4,072)	(1,807)	(9,204)	(11,909)	(9,424)
(Provision for) benefit from income taxes	(793)	37	(307)	(341)	(331)	(300)	(138)	(236)
Net loss	$(4,596)	$(3,053)	$(4,418)	$(4,413)	$(2,138)	$(9,504)	$(12,047)	$(9,660)
Net loss per share available to common stockholders, basic and diluted	$(0.12)	$(0.08)	$(0.12)	$(0.12)	$(0.06)	$(0.26)	$(0.33)	$(0.27)

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(in thousands)
Cost of revenues	$299	$285	$309	$421	$371	$249	$322	$229
Sales and marketing	198	162	422	499	433	435	954	715
Research and development	840	852	1,275	2,022	1,687	1,864	2,340	1,627
General and administrative	366	532	933	880	1,088	1,058	1,323	924
Total stock-based compensation expense	$1,703	$1,831	$2,939	$3,822	$3,579	$3,606	$4,939	$3,495

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(in thousands)
Cost of revenues	$247	$246	$263	$271	$271	$271	$276	$215
Sales and marketing	223	223	240	248	247	247	247	180
Research and development	247	246	263	271	271	271	276	216
General and administrative	13	15	28	36	37	37	37	35
Total amortization of intangible assets	$730	$730	$794	$826	$826	$826	$836	$646

(3)	Restructuring related expenses included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(in thousands)
Cost of revenues	$9	$24	$151	$—	$68	$105	$—	$—
Sales and marketing	135	2	211	—	59	659	—	—
Research and development	—	(4)	48	—	—	53	—	—
General and administrative	3	2	15	—	6	264	—	—
Total restructuring related expenses	$147	$24	$425	$—	$133	$1,081	$—	$—

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(as a % of revenues, net)
Revenues, net	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	37	36	35	34	33	39	40	37
Gross profit	63	64	65	66	67	61	60	63
Operating expenses
Sales and marketing	30	32	36	33	31	42	49	46
Research and development	28	26	27	29	26	31	34	32
General and administrative	23	20	19	18	18	22	21	22
Total operating expenses	81	77	83	81	75	95	104	100
Loss from operations	(18)	(13)	(17)	(15)	(7)	(34)	(44)	(37)
Interest expense, net	—	—	—	—	—	—	—	—
Other income (expenses), net	2	1	2	—	1	(1)	—	1
Loss before (provision for) benefit from income taxes	(17)	(13)	(16)	(15)	(6)	(35)	(44)	(36)
(Provision for) benefit from income taxes	(3)	—	(1)	(1)	(1)	(1)	(1)	(1)
Net loss	(20)%	(13)%	(17)%	(16)%	(7)%	(36)%	(45)%	(37)%

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into capital lease arrangements to fund capital purchases. As of December 31, 2016, our principal sources of liquidity were our unrestricted cash and cash equivalents of $34.4 million and our capital lease arrangements. The approximate weighted average interest rate on our outstanding borrowings as of December 31, 2016 was 5.6%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

In December 2016, we terminated our existing revolving credit facility, which provided access to borrowings at the lesser of $20.0 million or 80% of eligible accounts receivable. No amounts were outstanding under this revolving credit facility at the date of termination, and we determined that it was no longer necessary. We maintain a $1.3 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco, which was previously collateralized by the revolving credit facility. Following the termination of that facility, we were required to restrict $1.3 million of our cash and cash equivalents from use to secure this letter of credit. This balance is reflected as restricted cash on the consolidated balance sheets of the accompanying consolidated financial statements.

We presently maintain cash balances in our foreign subsidiaries. As of December 31, 2016, we had $34.4 million of unrestricted cash and cash equivalents in aggregate, of which $14.2 million was held by our foreign subsidiaries. We plan to re-invest the cash earned by our foreign subsidiaries to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$5,719	$(7,081)	$(24,390)
Net cash used in investing activities	(5,914)	(21,890)	(12,614)
Net cash (used in) provided by financing activities	(383)	(1,294)	850
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(1,035)	(662)	—
Net decrease in cash and cash equivalents and restricted cash	$(1,613)	$(30,927)	$(36,154)

Operating Activities

Cash provided by or used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the number of advertisers using our platform. Cash provided by or used in operating activities has typically been affected by net losses and further increased by changes in our operating assets and liabilities, particularly in the areas of accounts receivable, prepaid expenses and other current assets, deferred revenue, accounts payable and accrued expenses and other current liabilities, adjusted for non-cash expense items such as depreciation, amortization, stock-based compensation expense and deferred income tax benefits.

Cash provided by operating activities in 2016 of $5.7 million was primarily the result of a net loss of $16.5 million, adjusted for non-cash expenses of $24.0 million, which primarily included depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense and deferred income tax expenses or benefits. This was further offset by $0.1 million in contingent consideration paid for the SocialMoov acquisition from 2015, and a $1.7 million net change in working capital items, most notably (1) an increase in accounts receivable of $0.8 million due to the timing of related collections and changes in the estimated allowances for bad debts and credits; (2) a decrease in prepaid expenses and other current assets, and other (noncurrent) assets, of $0.2 million related to the timing of related disbursements; (3) a decrease in deferred revenues of $0.6 million related to the timing of the collection of minimum fees at the start of our subscription agreements; and (4) a net decrease in accounts payable and accrued expenses and other current and noncurrent liabilities of $2.1 million due to the timing of related disbursements and customer advances.

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

Investing Activities

During 2016, 2015 and 2014, investing activities primarily consisted of purchases of property and equipment, including technology hardware and software to support our business, as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internally developed hosted software platform. We expect to continue to invest in property and equipment and developing our software platform for the foreseeable future. Investing activities during 2015 and 2014 are also inclusive of cash paid for the acquisitions of SocialMoov ($8.9 million, net of cash acquired of $1.2 million) and Perfect Audience ($5.3 million, net of cash acquired of $1.1 million), respectively.

Financing Activities

Cash used in financing activities in 2016 totaled $0.4 million. This was primarily due to $1.4 million in net repayments under our capital lease arrangements, partially offset by $1.1 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, net of sublease income, and our capital leases for computer equipment. As of December 31, 2016, the future minimum payments under these commitments, were as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Capital lease obligations	$3,411	$1,015	$2,051	$345	$—
Interest expense payments	262	146	112	4	—
Operating leases obligations, net	23,821	6,086	8,423	6,731	2,581
Total	$27,494	$7,247	$10,586	$7,080	$2,581

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of December 31, 2016.

In addition to the obligations in the table above, we have approximately $8.8 million of unrecognized tax benefits as of December 31, 2016. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of December 31, 2016, other than operating leases, as described in the Notes to the consolidated financial statements.

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

We apply the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with our platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, we consider the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether we sell our subscription services without professional services. If the deliverables have stand-alone value, we account for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of December 31, 2016, we did not have stand-alone value for the professional services and training services. This is because we include professional services and training services with our subscription services and those services are not available from other vendors.

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

Prior to our IPO, we estimated the fair value of our common stock for purposes of determining the fair value of our option awards. Subsequent to the IPO, we use the closing stock price on the date of grant. Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option pricing model to determine the fair value of our stock option awards. The determination of the grant date fair value of our stock option awards using an option pricing model is affected by the estimated fair value per share of the common stock underlying those options as well as assumptions regarding a number of other complex and subjective variables. These variables include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

•

Expected Volatility. As our common stock has been publicly traded for approximately four years, there is a lack of Company-specific historical and implied volatility data. Accordingly, we have estimated the expected stock price volatility for our common stock by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of public companies in the technology industry, primarily in the subscription software business. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

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

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

We used the following assumptions in our application of the Black-Scholes option pricing model for the periods presented in the table below:

	Years Ended December 31,
	2016	2015	2014
Dividend yield	—	—	—
Expected volatility	47.5%	49.1%	51.3%
Risk-free interest rate	1.38%	1.75%	1.89%
Expected term (in years)	6.25	6.25	6.25

In addition, stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply an estimated forfeiture rate based on our historical forfeiture experience.

Future expense amounts for any particular period could be affected by changes in our assumptions or changes in market conditions.

Stock-based compensation expense included in the consolidated financial statement line items is as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenues	$1,314	$1,171	$765
Sales and marketing	1,281	2,537	1,895
Research and development	4,989	7,518	3,785
General and administrative	2,711	4,393	2,797
	$10,295	$15,619	$9,242

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

Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions. An analysis was conducted through December 31, 2016, to determine whether an ownership change had occurred since inception. The analysis indicated that because an ownership change occurred in a prior year, $0.2 million of each of our federal and state net operating losses were significantly limited pursuant to IRC Section 382. In the event we have subsequent changes in ownership or profitability is delayed, net operating losses and research and development credit carryovers could be further limited and may expire unutilized.

Allowance for Doubtful Accounts

We assess collectability based on a number of factors, including credit worthiness of the customer along with past transaction history; in addition, we perform periodic evaluations of our customers’ financial condition. Certain contracts with advertising agencies contain sequential liability provisions, where the agency does not have an obligation to pay until payment is received from the agency’s customers. In these circumstances, we evaluate the credit worthiness of the agency’s customers, in addition to the agency itself. Credit losses historically have not been material, which is directly attributable to our subscription-based services model, enabling us to immediately discontinue the availability of the services in question in the event of non-payment. Through December 31, 2016, we have not experienced any material credit losses.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of December 31, 2016, we had unrestricted cash and cash equivalents of $34.4 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2016 we had borrowings outstanding in the aggregate of $3.4 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 5% to 6%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of December 31, 2016 would result in an insignificant impact to interest expense for 2016.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 31%, 33% and 34% during 2016, 2015 and 2014, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency (losses) gains included in determining net loss were $- million, $0.3 million and $(0.5) million during 2016, 2015 and 2014, respectively. Transaction gains and losses are included in other income (expenses), net.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of any potential international expansion, while a strengthening U.S. Dollar can negatively impact our international revenues. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future, and we also do not expect that the effects of a 10% shift in foreign currency exchange rates would have a material impact on any financial instruments currently held by us.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Further, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the disclosure controls and procedures as of the end of the period. Based on such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance because of a material weakness in internal control over financial reporting, as described below.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation of internal controls, management concluded that a material weakness exists as described below.

Material Weakness

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statement will not be prevented or detected in a timely basis.

We did not maintain effective controls over the preparation and review of the annual income tax provision.  Specifically, during the review of the annual income tax provision in connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, an error was identified that related to the accounting for changes in uncertain tax positions at one of the Company’s subsidiaries in France. Once this error was identified, an accounting adjustment was recorded to the Company’s liability for uncertain tax positions and the provision for income taxes, as well as the related income tax disclosures, on the consolidated financial statements for the year ended December 31, 2016.

Although the error was identified prior to the completion of our 2016 consolidated financial statements, management determined that a design deficiency existed in a control intended to properly account for and present the accounting for income taxes in accordance with U.S. generally accepted accounting principles. The control deficiency did not result in a misstatement of any previously issued consolidated financial statements. Additionally, this control deficiency could result in misstatements of the aforementioned account balances, and such misstatement would have resulted in a material misstatement in our annual or interim consolidated financial statements. Accordingly, our management concluded that the control deficiency constitutes a material weakness.

Material Weakness Remediation Efforts

Management is in the process of developing and implementing a remediation plan in response to the identified material weakness described above. The remediation efforts in process or expected to be implemented include the following:

•	Enhancing the formality and rigor of management’s review of the income tax provision; and
•	Engaging additional tax resources to assist in strengthening our income tax provision control through improved documentation, technical oversight and training.

These efforts will take time to be fully integrated and confirmed to be effective and sustainable, and additional controls may also be required over time. Until the remediation efforts are fully implemented and tested, the material weakness described above will continue to exist. Management believes, however, that the actions described above will strengthen our internal controls over financial reporting related to the process of accounting for income taxes, and once completed will address the identified material weakness.

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

ITEM 16.	FORM 10-K SUMMARY

None.

The supplementary financial information required by this Item 8 is included in Part II, Item 7 under the caption “Quarterly Results of Operations Data,” which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marin Software Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive  loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Marin Software Incorporated and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2017

Marin Software Incorporated

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$34,420	$37,326
Restricted cash	1,293	—
Accounts receivable, net	18,761	21,718
Prepaid expenses and other current assets	3,808	4,186
Total current assets	58,282	63,230
Property and equipment, net	20,581	21,817
Goodwill	19,318	19,417
Intangible assets, net	7,325	10,405
Other noncurrent assets	1,587	1,323
Total assets	$107,093	$116,192
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,434	$1,710
Accrued expenses and other current liabilities	8,362	11,185
Deferred revenues	795	1,430
Current portion of long-term debt	1,015	1,384
Total current liabilities	12,606	15,709
Long-term debt, less current portion	2,381	1,557
Other long-term liabilities	4,508	4,795
Total liabilities	19,495	22,061
Commitments and contingencies (Note 16)
Stockholders' equity
Convertible preferred stock, $0.001 par value - 10,000 shares authorized, no shares issued and outstanding at December 31, 2016, and December 31, 2015, respectively	—	—
Common stock, $0.001 par value - 500,000 shares authorized, 38,792 and 37,568 shares issued, 38,787 and 37,419 outstanding at December 31, 2016, and December 31, 2015, respectively	39	37
Additional paid-in capital	286,659	275,604
Accumulated deficit	(196,213)	(179,733)
Accumulated other comprehensive loss	(2,887)	(1,777)
Total stockholders' equity	87,598	94,131
Total liabilities and stockholders' equity	$107,093	$116,192

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues, net	$99,878	$108,530	$99,354
Cost of revenues	35,203	40,137	35,614
Gross profit	64,675	68,393	63,740
Operating expenses
Sales and marketing	32,889	45,132	47,716
Research and development	27,841	33,318	28,751
General and administrative	19,890	22,391	21,257
Total operating expenses	80,620	100,841	97,724
Loss from operations	(15,945)	(32,448)	(33,984)
Interest expense, net	(129)	(118)	(177)
Other income (expenses), net	998	222	(466)
Loss before (provision for) benefit from income taxes	(15,076)	(32,344)	(34,627)
(Provision for) benefit from income taxes	(1,404)	(1,005)	1,456
Net loss	(16,480)	(33,349)	(33,171)
Foreign currency translation adjustments	(1,110)	(1,030)	(747)
Comprehensive loss	$(17,590)	$(34,379)	$(33,918)
Net loss per share available to common stockholders, basic and diluted	$(0.43)	$(0.91)	$(0.97)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	38,318	36,580	34,210
Stock-based compensation is allocated as follows (Note 12):
Cost of revenues	$1,314	$1,171	$765
Sales and marketing	1,281	2,537	1,895
Research and development	4,989	7,518	3,785
General and administrative	2,711	4,393	2,797
Amortization of intangible assets is allocated as follows (Note 6):
Cost of revenues	$1,027	$1,033	$399
Sales and marketing	934	921	261
Research and development	1,027	1,034	397
General and administrative	92	146	74
Restructuring related expenses are allocated as follows (Note 4):
Cost of revenues	$184	$173	$—
Sales and marketing	348	718	—
Research and development	44	53	—
General and administrative	20	270	—

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2013	32,953	$33	$228,512	$(113,201)	$—	$115,344
Issuance of common stock from exercise of vested stock options and vesting of options and shares subject to repurchase	938	—	2,841	—	—	2,841
Issuance of common stock under employee stock purchase plan	178	—	1,402	—	—	1,402
Issuance of unrestricted common stock in connection with acquisition of NowSpots Inc.	1,119	2	11,193	—	—	11,195
Stock issuance costs incurred in connection with acquisition of NowSpots Inc.	—	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	9,242	—	—	9,242
Repurchase of unvested shares	(7)	—	(20)	—	—	(20)
Stock-based compensation tax benefits	—	—	126	—	—	126
Net loss	—	—	—	(33,171)	—	(33,171)
Foreign currency translation adjustments and other, net	—	—	(23)	(20)	(747)	(790)
Balances at December 31, 2014	35,181	35	253,221	(146,392)	(747)	106,117
Issuance of common stock from exercise of vested stock options, vesting of restricted stock units and vesting of options and shares subject to repurchase (Note 11)	1,345	1	2,013	—	—	2,014
Tax withholding related to vesting of restricted stock units	—	—	(571)	—	—	(571)
Issuance of common stock under employee stock purchase plan	257	—	1,035	—	—	1,035
Issuance of unrestricted common stock in connection with acquisition of SocialMoov S.A.S.	636	1	4,337	—	—	4,338
Stock issuance costs incurred in connection with acquisition of SocialMoov S.A.S.	—	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	15,619	—	—	15,619
Repurchase of unvested shares	—	—	(2)	—	—	(2)
Stock-based compensation tax benefits	—	—	3	—	—	3
Net loss	—	—	—	(33,349)	—	(33,349)
Foreign currency translation adjustments and other, net	—	—	—	8	(1,030)	(1,022)
Balances at December 31, 2015	37,419	37	275,604	(179,733)	(1,777)	94,131
Issuance of common stock from exercise of vested stock options, vesting of restricted stock units and vesting of options and shares subject to repurchase (Note 11)	612	1	569	—	—	570
Tax withholding related to vesting of restricted stock units	—	—	(362)	—	—	(362)
Issuance of common stock under employee stock purchase plan	292	—	547	—	—	547
Issuance of unrestricted common stock in connection with acquisition of SocialMoov S.A.S.	464	1	—	—	—	1
Stock-based compensation expense	—	—	10,295	—	—	10,295
Net loss	—	—	—	(16,480)	—	(16,480)
Foreign currency translation adjustments and other, net	—	—	6	—	(1,110)	(1,104)
Balances at December 31, 2016	38,787	$39	$286,659	$(196,213)	$(2,887)	$87,598

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(16,480)	$(33,349)	$(33,171)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	6,035	6,993	5,669
Amortization of internally developed software	2,988	2,550	1,905
Amortization of intangible assets	3,080	3,134	1,131
(Gain) loss on disposal of property and equipment	(3)	19	16
Unrealized foreign currency gains	(419)	(216)	—
Noncash interest expense related to debt agreements	27	42	124
Stock-based compensation related to equity awards and restricted stock	10,295	15,619	9,242
Provision for bad debts	2,328	1,210	821
Deferred income tax benefits	(305)	(177)	(2,258)
Excess tax benefits from stock-based award activities	—	(3)	(126)
Payment of contingent consideration for prior acquisition	(93)	—	—
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	795	(2,986)	(4,561)
Prepaid expenses and other current assets	546	575	(2,009)
Other assets	(346)	348	(497)
Accounts payable	741	(1,597)	1,387
Deferred revenues	(628)	(625)	(540)
Accrued expenses and other current liabilities	(2,842)	1,382	(1,523)
Net cash provided by (used in) operating activities	5,719	(7,081)	(24,390)
Investing activities
Purchases of property and equipment	(1,207)	(8,584)	(5,317)
Proceeds from disposal of property and equipment	5	—	—
Capitalization of internally developed software	(4,712)	(5,568)	(3,146)
Acquisitions of business, net of cash acquired	—	(7,738)	(4,151)
Net cash used in investing activities	(5,914)	(21,890)	(12,614)
Financing activities
Repayment of notes payable	(1,436)	(3,649)	(3,130)
Debt issuance costs	—	(53)	—
Repurchase of unvested shares	—	(2)	(20)
Proceeds from exercise of common stock options	390	1,439	2,472
Proceeds from employee stock purchase plan, net	663	968	1,402
Excess tax benefits from stock-based award activities	—	3	126
Net cash (used in) provided by financing activities	(383)	(1,294)	850
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(1,035)	(662)	—
Net decrease in cash and cash equivalents and restricted cash	(1,613)	(30,927)	(36,154)
Cash and cash equivalents and restricted cash
Beginning of year	37,326	68,253	104,407
End of year	$35,713	$37,326	$68,253
Supplemental disclosures of other cash flow information
Cash paid for interest	$189	$106	$106
Cash paid for income taxes	728	404	221
Supplemental disclosure of noncash investing and financing activities
Acquisition of equipment through capital leases	$1,864	$2,350	$—
Purchases of property and equipment recorded in accounts payable and accrued expenses	5	—	1,364
Issuance of common stock under employee stock purchase plan	547	1,035	1,402
Issuance of common stock in connection with acquisitions of businesses	—	4,338	11,195

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

References to “2016,” “2015” and “2014” shall mean the year ended December 31, 2016, the year ended December 31, 2015 and the year ended December 31, 2014, respectively. All amounts presented in these notes to the consolidated financial statements are in thousands, except where noted.

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

As of December 31, 2016 and 2015, no single customer accounted for greater than 10% of net accounts receivable. No single customer accounted for greater than 10% of consolidated revenues, net during the years ended December 31, 2016, 2015 and 2014.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash equivalents were $15,657 and $25,564 as of December 31, 2016 and 2015, respectively.

Restricted cash consists of deposits held with a financial institution to secure the Company’s non-cancelable lease for its corporate headquarters in San Francisco (see Note 8).

Fair Value of Financial Instruments

The Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value because of the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities, and in consideration of the Company’s credit risk profile, the carrying value of borrowings (Note 8) approximates fair value (Level 2 within the fair value hierarchy).

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

Allowance for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. The following are changes in the allowance for doubtful accounts during 2016, 2015 and 2014, respectively.

	Years Ended December 31,
	2016	2015	2014
Balances at beginning of year	$2,188	$989	$417
Additions to expense or against goodwill	2,328	1,652	821
Write-offs and other deductions	(1,006)	(453)	(249)
Balances at end of year	$3,510	$2,188	$989

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of December 31, 2016 and 2015, the Company recorded an allowance for potential customer credits in the amount of $1,947 and $2,274, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. For 2016, 2015 and 2014, the Company capitalized $4,712, $5,568, and $3,146 of costs related to internally developed software, respectively. Amortization of capitalized costs related to internally developed software was $2,988, $2,550, and $1,905 for 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, unamortized internally developed software costs totaled $10,218 and $8,495, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

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

The Company performs an annual goodwill impairment test during the fourth quarter of the Company’s fiscal year, and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, any estimated control premium and other operating conditions.

During the fourth quarter of 2016, the market capitalization of the Company’s publicly traded common stock sustained a decline to the extent that it fell below the book value of the Company’s net assets for a period of time before subsequently increasing and rising back above the book value of the net assets. Management considered the possible factors affecting the assessment of the fair value of the Company’s reporting unit for the purposes performing the goodwill impairment assessment, including those listed above. Ultimately it was determined that no goodwill impairment was identified in any of the years presented.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, excluding goodwill, for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment exists when the carrying value of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses during 2016, 2015 or 2014.

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

The Company applies the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of December 31, 2016, the Company did not have stand-alone value for the professional services and training services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

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

See Note 10 and Note 11 for further information.

Research and Development

Research and development costs are expensed as incurred, except for certain internal software development costs, which may be capitalized as noted above. Research and development costs include salaries, stock-based compensation expense, benefits and other operating costs such as outside services, supplies and allocated overhead costs.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising and promotion expense totaled $876, $1,000, and $1,475 for 2016, 2015 and 2014, respectively.

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

The Company records net gains and losses resulting from foreign exchange transactions as a component of other income (expenses), net. Aggregate foreign currency gains (losses) included in determining net loss were $(3), $256 and $(490) during 2016, 2015 and 2014, respectively.

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

The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of liability provisions and changes to the liabilities that are considered appropriate. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As the Company maintained a full valuation allowance against its deferred tax assets in the United States, the adjustments resulted in no additional tax expense in 2016. The Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a material impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This new standard is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company early adopted this standard in the fourth quarter of 2016 on a retrospective basis, though there was no impact to periods prior to 2016. As a result, the Company’s consolidated statements of cash flows explains the changes in the combined total of balances classified as cash and cash equivalents and restricted cash on the consolidated balance sheets for all periods presented.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718), which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The update to this standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company expects to adopt the new guidance in the first quarter of 2017, and does not expect it to have a material impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for interim and annual reporting periods ending after December 15, 2016. The Company adopted this standard for the 2016 reporting period, and did not identify any conditions that raised substantial doubt about its ability to continue as a going concern as of the date of issuance of its consolidated financial statements. Accordingly, no further disclosures are required.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is the new comprehensive revenue recognition standard that will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted. The Company is currently utilizing a comprehensive approach to assess the impact of the guidance on existing and future contracts by reviewing current accounting policies and practices, and identifying potential differences that would result from applying the new guidance, including evaluation of performance obligations, principal versus agent factors and variable consideration arrangements. The implementation plan is in progress and the Company expects to adopt the new guidance on January 1, 2018 using the modified retrospective approach, which would result in an adjustment to accumulated deficit for the cumulative effect, if any, of applying this standard to contracts in process as of the adoption date. Under this approach, the Company would not restate the prior financial statements presented, but would provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, as well as an explanation for the reasons for significant changes, if any.

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

Best estimates and assumptions are used in the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date. These estimates and assumptions are inherently uncertain and subject to change. As a result, during the measurement period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill. After the measurement period, adjustments are recorded in the operating results in the period in which the adjustments were determined.

SocialMoov S.A.S.

On February 12, 2015, pursuant to the terms of a Share Purchase Agreement, the Company acquired all outstanding shares of capital stock of SocialMoov S.A.S. (“SocialMoov”), with SocialMoov surviving as a wholly-owned subsidiary of the Company. Based in Paris, France, SocialMoov is a provider of social advertising tools for advertisers and agencies.

During the first quarter of 2016, the Company completed the valuation of the fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the acquisition date. The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the accompanying consolidated financial statements since the acquisition date.

The total purchase price for the acquisition was $13,288, which consisted of 636 shares of the Company’s common stock valued at $4,337 upon the closing date using the weighted average of the Company’s closing date stock price for a short period of time preceding the closing date of the acquisition, $8,858 in cash and $93 in cash paid as contingent consideration during the first quarter of 2016. Of the cash consideration paid at the closing date, $1,894 is held in escrow to secure indemnification obligations of the shareholders of SocialMoov to the Company following the closing, and was released during the third quarter of 2016. Of the total purchase price, $1,761 was attributed to the fair value of net liabilities assumed, $1,120 was cash acquired, and $6,140 was the fair value of intangible assets acquired, with $7,789 as residual goodwill. The goodwill is primarily attributable to synergies expected to arise from the acquisition and is not expected to be deductible for tax purposes.

In addition, the Company agreed to issue 927 shares of common stock at future dates as defined in the Share Purchase Agreement, valued at $6,487 upon the closing date of the acquisition using the Company’s closing date stock price immediately preceding the acquisition, to existing employee shareholders of SocialMoov in connection with the acquisition, which are conditioned upon such employees’ continuous employment with the Company. These shares have been excluded from the purchase consideration and are being recognized as post-acquisition stock-based compensation expense over the employees’ requisite service periods. The Company issued half of these shares in February 2016 and the remaining half in February 2017. The Company also granted RSUs representing 219 shares of common stock, valued at $959 using the Company’s grant date stock price, with time-based vesting to employees of SocialMoov that continued employment with SocialMoov subsequent to the acquisition. The Company recognizes compensation expense equal to the grant date fair value of the common stock or stock-based awards on a straight-line basis over the employees’ requisite service periods.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and residual goodwill from the acquisition of SocialMoov (in thousands except years):

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$2,741	N/A
Liabilities assumed (see Note 8)	(3,382)	N/A
Developed technology	3,800	5 years
Customer relationships	2,080	4 years
Tradename	260	3 years
Goodwill	7,789	Indefinite
Total purchase price	$13,288

The values assigned to the intangible assets are based in part on a third-party valuation analysis, which includes estimates and judgments regarding expectations for success and the life cycle of solutions and technologies acquired.

NowSpots, Inc.

On June 2, 2014, pursuant to the terms of an Agreement and Plan of Reorganization, a wholly-owned subsidiary of the Company merged with and into NowSpots, Inc. (which conducted business as Perfect Audience (“Perfect Audience”)), with Perfect Audience surviving as a wholly-owned subsidiary of the Company. Perfect Audience provides audience retargeting in the display and social advertising channels.

In 2015 the Company completed the valuation of the fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the acquisition date, and the results of operations and the fair values of the acquired assets and liabilities assumed have been included in the consolidated financial statements since the acquisition date.

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

In addition, the Company issued 630 shares of common stock, valued at $6,301 upon the closing date of the acquisition using the weighted average of the Company’s closing date stock price for a short period of time preceding the closing date of the acquisition, to existing Perfect Audience employees in connection with the acquisition, which are conditioned upon such employees’ continuous employment with the Company. These shares were excluded from the purchase consideration and are being recognized as post-acquisition stock-based compensation expense over the employees’ requisite service periods.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill (in thousands except years):

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$1,493	N/A
Liabilities assumed	(5,082)	N/A
Developed technology	6,110	6 years
Customer relationships	1,290	4 years
Non-compete agreements and tradename	1,130	2 - 3 years
Goodwill	11,529	Indefinite
Total purchase price	$16,470

The values assigned to the intangible assets are based in part on a third-party valuation analysis, which includes estimates and judgments regarding expectations for success and the life cycle of solutions and technologies acquired.

4. Restructuring Activities

2016 Restructuring Plan

During 2016, the Company executed an organizational restructuring (the “2016 Restructuring Plan”) primarily to improve cost efficiencies and effectiveness in sales. The Company recorded $642 of restructuring related expenses for the year ended December 31, 2016. As of December 31, 2016, approximately $135 in restructuring related expenses associated with the 2016 Restructuring Plan remained unpaid and were included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. Further costs associated with this 2016 Restructuring Plan are not expected to be material in future periods.

2015 Restructuring Plan

During 2015, the Company executed organizational restructurings (the “2015 Restructuring Plans”) primarily to improve cost efficiencies and realign its sales, customer success and marketing operations. The Company recorded $1,214 of restructuring related expenses in connection with the 2015 Restructuring Plans for the year ended December 31, 2015. Actions pursuant to the 2015 Restructuring Plans were substantially complete as of December 31, 2015, and the associated costs were not material for the year ended December 31, 2016.

5. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	December 31,
	2016	2015
Computer equipment	$28,905	$26,279
Software	21,323	16,602
Office equipment	951	1,016
Furniture, fixtures and leasehold improvements	5,946	6,049
	57,125	49,946
Less: Accumulated depreciation and amortization	(36,544)	(28,129)
	$20,581	$21,817

Depreciation and amortization of internally developed software for 2016, 2015 and 2014 was $9,023, $9,543, and $7,574, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2016	2015
Accrued salary and payroll related expenses	$3,894	$4,829
Accrued accounts payable	1,915	3,417
Customer advances	1,582	1,463
Income tax payable	—	236
Sales and use tax payable	210	434
Deferred rent and other	761	806
	$8,362	$11,185

6. Goodwill and Intangible Assets

The goodwill balance as of December 31, 2016 of $19,318 was the result of the business acquisitions disclosed in Note 3 of these consolidated financial statements. The activity for the year ended December 31, 2016 consisted of the following:

Balance at December 31, 2015	$19,417
Add: Payment of contingent consideration for SocialMoov acquisition	93
Add: Other adjustments to goodwill including foreign currency translation	(192)
Balance at December 31, 2016	$19,318

Intangible assets consisted of the following as of the dates presented (in thousands except years):

	December 31, 2016	December 31, 2015	Estimated Useful Life
Developed technology	$9,910	$9,910	5 - 6 years
Customer relationships	3,370	3,370	4 years
Non-compete agreements and tradenames	1,390	1,390	2 - 3 years
	14,670	14,670
Less: accumulated amortization	(7,345)	(4,265)
	$7,325	$10,405

Amortization expense for 2016, 2015 and 2014 was $3,080, $3,134, and $1,131.

Future estimated amortization of intangible assets as of December 31, 2016 is presented below:

Year ending December 31, 2017	$2,850
Year ending December 31, 2018	2,537
Year ending December 31, 2019	1,843
Year ending December 31, 2020	95
$7,325

7. Fair Value Measurements

Account balances measured at fair value on a recurring basis include the following as of the dates presented:

	December 31,
	2016			2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$15,657	$—	$—	$25,564	$—	$—

The Company’s cash equivalents as of December 31, 2016 and 2015 consisted of money market funds that are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, amounts of $18,763 and $11,763, respectively, were held in bank deposits.

8. Debt

Revolving Credit Facility and Equipment Advance Facilities

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

In December 2012, the Company entered into another amendment to its existing Revolving Credit Facility and Equipment Advance Facility pursuant to which Silicon Valley Bank agreed to extend an additional equipment advance facility of $3,000 (the “Supplemental Equipment Advance”). The Supplemental Equipment Advance could only be used to finance the purchase of equipment. The Supplemental Equipment Advance accrued interest at a fixed per annum rate of 3.0% and was repayable in 33 consecutive monthly installments of principal and interest. The Supplemental Equipment Advance expired March 1, 2016 and was fully paid off on that date.

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

In July 2015, the Company entered into an amendment to the Revolving Credit Facility pursuant to which Silicon Valley Bank agreed to increase the revolving credit facility of up to the lesser of $20,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the revolving credit facility was extended to July 31, 2017, and the annual interest rate was amended to (a) the prime rate or (b) the London interbank offered rate then in effect, plus a margin of 2.75%, payable on a monthly basis. The amendment contained affirmative and negative covenants, including covenants related to the delivery of financial and other information, the maintenance of certain financial covenants, as well as limitations on dispositions, changes in business or management, mergers or consolidations, dividends and other corporate actions.

In December 2016, the Company terminated the Revolving Credit Facility. No amounts were outstanding pursuant to the Revolving Credit Facility at the date of termination.

Capital Lease Arrangements

In February 2013, the Company entered into a capital lease arrangement with an equipment manufacturer to finance the acquisition of computer equipment. The lease had an effective interest rate of 6.0% and was repayable in 36 consecutive equal monthly installments of principal and interest. This capital lease arrangement matured in February 2016 and was fully paid off at that date.

At various dates between August 2015 and September 2016, the Company entered into seven separate capital lease arrangements with the same equipment manufacturer to finance the acquisition of additional computer equipment. These leases have an effective annual interest rate of 5.7% and are repayable in 48 consecutive equal monthly installments of principal and interest. At the end of the lease periods for these capital lease arrangements, the Company has the option to purchase the underlying equipment at the estimated fair market value or for a nominal amount.

In September and October 2016, the Company entered into two capital lease arrangements with a different equipment manufacturer to finance the acquisition of additional computer equipment. These leases have an effective annual interest rate of 5.2% and are repayable in 48 consecutive equal monthly installments of principal and interest. At the end of the lease periods of both leases, the Company has the option to purchase or renew the lease for the underlying equipment at the estimated fair market value.

As of December 31, 2016 and 2015, the net book value of the equipment under all capital leases was $3,158 and $2,446, respectively, and the remaining principal balance payable was $3,411 and $2,700, respectively. The capital leases are collateralized by the underlying computer equipment.

The Company’s outstanding balances under the capital leases and Equipment Advance Facilities as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Capital leases	$3,411	$2,700
Equipment Advance Facilities	—	283
	3,411	2,983
Discount on long-term debt	(15)	(42)
	$3,396	$2,941

The maturities of debt as of December 31, 2016 are as follows:

Year Ending
December 31, 2017	$1,015
December 31, 2018	1,165
December 31, 2019	886
December 31, 2020	345
3,411
Less:
Current portion	(1,015)
Discount on long-term debt	(15)
Noncurrent portion of debt	$2,381

In connection with the acquisition of SocialMoov in February 2015 (see Note 3), the Company assumed outstanding debt totaling approximately $1,043, which consisted primarily of individual loans payable to (a) an agency of the French government, (b) a French public-sector investment bank and (c) a French private-sector financial institution. As of December 31, 2016, these loans were fully repaid.

In December 2014, the Company entered into a standby letter of credit agreement for $1,293 with Silicon Valley Bank in connection with the non-cancelable lease for the Company’s corporate headquarters in San Francisco. Following the termination of the Revolving Credit Facility in December 2016, the Company was required to separately restrict from use $1,293 in cash held at Silicon Valley Bank to secure this letter of credit. This balance has been classified as restricted cash on the accompanying consolidated balance sheets.

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

As of December 31, 2016 and 2015, reserved shares of common stock are as follows:

	December 31,
	2016	2015
Options or RSUs available for future grant under stock option plans	5,875	4,041
Options outstanding under stock option plans	3,749	5,960
RSUs outstanding under stock option plans	3,003	1,221
Shares available for future issuance under ESPP	1,190	776
Shares to be issued in connection with acquisition of SocialMoov	464	927
	14,281	12,925

10. Equity Award Plans

In April 2006, the Company’s Board of Directors adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-employee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors. The term of options granted under the 2006 Plan may not exceed ten years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase 3 and 18 shares of common stock as of December 31, 2016 and 2015, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability, as well as the fair value of vested outstanding options to non-employee consultants. As of December 31, 2016 and 2015, $41 and $249, respectively, has been recorded as a long-term liability on the accompanying consolidated balance sheets.

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which 4,500 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan at the time the 2013 Plan became effective are eligible for issuance under the 2013 Plan. The 2013 Plan became effective on March 21, 2013, at which time the Company ceased to grant equity awards under the 2006 Plan. The 2013 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first 10 calendar years through 2023, the number of shares of common stock reserved under the 2013 Equity Incentive Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Company’s Board of Directors. Pursuant to the terms of the 2013 Plan, the shares available for issuance increased by approximately 1,940 shares of common stock on January 1, 2017.

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

A summary of activity under the 2006 Plan and the 2013 Plan is as follows (in thousands, except per share amounts and years):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	4,855	$6.56	7.85	$20,593
Options granted	3,558	9.39	8.35
Options exercised	(791)	3.12	—
Options forfeited and cancelled	(1,246)	9.51	—
Balance at December 31, 2014	6,376	$7.99	7.82	$9,697
Options granted	2,303	5.85	7.70
Options exercised	(727)	1.98	—
Options forfeited and cancelled	(1,992)	8.92	—
Balance at December 31, 2015	5,960	$7.58	7.85	$957
Options granted	1,202	2.66	6.82
Options exercised	(264)	1.48	—
Options forfeited and cancelled	(3,149)	7.79	—
Balance at December 31, 2016	3,749	$6.26	7.48	$194
Options exercisable as of December 31, 2016	2,178	$7.70	6.49	$110
Options vested as of December 31, 2016	2,174	$7.69	6.49	$110
Options vested and expected to vest as of December 31, 2016	3,636	$6.33	7.44	$192

The intrinsic value of options exercised during 2016, 2015 and 2014 was $328, $2,935, and $5,615, respectively. The total estimated fair value of options vested during 2016, 2015 and 2014 was $5,424, $7,573, and $5,447, respectively.

RSUs

A summary of RSUs granted and unvested under the 2013 Plan during 2016 and 2015 is as follows (in thousands, except per unit amounts):

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2013	—	$—
RSUs granted	777	9.37
RSUs vested	—	—
RSUs cancelled	(8)	10.56
Granted and unvested at December 31, 2014	769	$9.36
RSUs granted	1,185	5.68
RSUs vested	(143)	9.83
RSUs cancelled and withheld to cover taxes	(590)	7.79
Granted and unvested at December 31, 2015	1,221	$9.36
RSUs granted	3,123	2.68
RSUs vested, net	(209)	7.19
RSUs cancelled and withheld to cover taxes	(1,132)	4.40
Granted and unvested at December 31, 2016	3,003	$3.07

Employee Stock Purchase Plan

In February 2013, the Company’s Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 Employee Stock Purchase Plan will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Pursuant to the terms of the 2013 ESPP, the shares available for issuance increased by approximately 388 shares on January 1, 2017. During 2016 and 2015, 292 and 257 shares, respectively, were issued under the 2013 ESPP.

11. Stock-Based Compensation Expense

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $10,295, $15,619 and $9,242 for 2016, 2015 and 2014, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate, and the expected life of options. The Company used the following assumptions:

	Years Ended December 31,
	2016	2015	2014
Dividend yield	—	—	—
Expected volatility	47.5%	49.1%	51.3%
Risk-free interest rate	1.38%	1.75%	1.89%
Expected life of options (in years)	6.25	6.25	6.25
Forfeiture rate	7.0%	7.0%	7.0%
Weighted-average grant-date fair value	$1.26	$2.88	$4.77
Weighted-average grant-date exercise price	$2.66	$5.85	$9.39

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

Cash proceeds from the exercise of stock options were $390, $1,439, and $2,472 during 2016, 2015 and 2014, respectively.

Compensation expense is recognized ratably over the requisite service period. As of December 31, 2016 and 2015, there was $2,706 and $10,204, respectively, of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 2.1 and 2.6 years, respectively.

Restricted Stock and RSUs

As of December 31, 2016 and 2015, there was $7,973 and $10,667 of unrecognized compensation cost related to restricted stock and RSUs, respectively, which is expected to be recognized over a weighted-average period of 2.3 and 2.0 years, respectively. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

12. Income Taxes

The components of the Company’s loss before provision for (benefit from) income taxes were as follows:

	Years Ended December 31,
	2016	2015	2014
United States of America	$(7,595)	$(17,173)	$(26,427)
International	(7,481)	(15,171)	(8,200)
	$(15,076)	$(32,344)	$(34,627)

The components of the provision for (benefit from) income taxes were as follows:

	Years Ended December 31,
	2016	2015	2014
Current income tax provision
Federal	$—	$—	$—
State	58	111	101
Foreign	1,708	1,193	700
Total current income tax provision	1,766	1,304	801
Deferred income tax benefit
Federal	—	—	(2,094)
State	—	—	(191)
Foreign	(362)	(299)	28
Total deferred income tax benefit	(362)	(299)	(2,257)
Provision for (benefit from) income taxes	$1,404	$1,005	$(1,456)

The Company has taxable in the U.S. for the year ended December 31, 2016, which will be fully offset by net operating loss carryovers from prior years. The Company incurred operating losses in previous years and has recorded a full valuation allowance against its deferred tax assets (except for the deferred tax assets associated with the Company’s subsidiaries in China, France, Ireland, Japan and the United Kingdom). Accordingly, the Company has not recorded a provision for income taxes for any of the periods presented other than provisions for foreign and state income taxes.

The differences in the total provision for (benefit from) income taxes that would result from applying the 34% federal statutory rate to loss before provision for (benefit from) income taxes and the reported provision for (benefit from) income taxes were as follows:

	Years Ended December 31,
	2016	2015	2014
Tax benefit at U.S. statutory rate	$(5,126)	$(10,997)	$(11,773)
State income taxes, net of federal benefit	(147)	(104)	(105)
Foreign income and withholding taxes	4,317	6,033	3,593
Stock-based compensation	2,231	1,039	984
Change in valuation allowance	155	3,807	5,982
Research and development credits	(736)	(1,067)	(807)
Uncertain tax positions	1,146	1,277	52
Provision to return adjustments	(484)	848	(53)
Other	48	169	671
	$1,404	$1,005	$(1,456)

Major components of the Company’s deferred tax assets (liabilities) as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Net operating loss	$32,551	$32,703
Accruals and reserves	2,934	2,887
Research and development credits	7,368	6,247
Stock-based compensation	4,622	5,028
Property and equipment and intangible assets	(1,855)	(2,036)
Other	2,842	2,802
Net deferred tax assets	48,462	47,631
Valuation allowance	(49,382)	(48,913)
Total noncurrent net deferred tax liabilities, net of valuation allowance	$(920)	$(1,282)

As a result of certain accounting guidance for stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2016 and 2015 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The provision for income taxes will be decreased by $1,423 if and when such benefits are ultimately realized and reduce taxes payable.

The Code, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. An analysis was conducted through December 31, 2016 to determine whether an ownership change had occurred since inception. The analysis indicated that because an ownership change occurred in a prior year, federal and state net operating losses of $184 and $214, respectively, were significantly limited pursuant to IRC Section 382. In the event the Company has subsequent changes in ownership, net operating losses and research and development credit carryovers could be further limited and may expire unutilized.

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $99,675 and $80,937, respectively. The federal net operating loss carryforward will begin expiring in 2028 and the state net operating loss carryforward will begin expiring in 2017. As of December 31, 2016, the Company had federal and state research and development credits of approximately $5,751 and $5,644, respectively. The federal research and development credits will begin expiring in 2026. The state research and development credits are not currently subject to expiration.

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2016 and 2015 (except for the deferred income tax assets associated with the Company’s subsidiaries in China, France, Ireland, Japan and the United Kingdom). The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $469, $5,467 and $9,295 during the years ended December 31, 2016, 2015 and 2014, respectively.

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

As of December 31, 2016 and 2015, the Company had unrecognized tax benefits of $1,049 and $357, respectively, that if recognized would impact the annual effective tax rate. During 2016, 2015 and 2014, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Ending balance as of December 31, 2013	$1,088
Increase in balances related to tax positions taken during the current period	394
Increase in balances related to tax positions taken during the prior period	99
Ending balance as of December 31, 2014	1,581
Increase in balances related to tax positions taken during the current period	3,196
Increase in balances related to tax positions taken during the prior period	2,781
Ending balance as of December 31, 2015	7,558
Decrease in balances related to tax positions taken during the current period	(2)
Increase in balances related to tax positions taken during the prior period	1,240
Ending balance as of December 31, 2016	$8,796

The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2016 will materially increase or decrease within the next twelve months.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $12,025 of undistributed earnings for certain foreign subsidiaries as of December 31, 2016. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net loss available to common stockholders	$(16,480)	$(33,349)	$(33,171)
Denominator:
Weighted average number of shares, basic and diluted	38,318	36,580	34,210
Net loss per share available to common stockholders:
Basic and diluted net loss per common share available to common stockholders	$(0.43)	$(0.91)	$(0.97)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2016	2015	2014
Options to purchase common stock	3,749	5,960	6,376
Restricted stock units	3,003	1,221	769
Restricted common stock	2	131	580
Common stock subject to repurchase	3	18	85
	6,757	7,330	7,810

14. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluation of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows:

	Years Ended December 31,
	2016	2015	2014
United States of America	$69,220	$72,942	$65,745
International	30,658	35,588	33,609
Total revenues, net	$99,878	$108,530	$99,354

Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows:

	December 31,
	2016	2015
United States of America	$19,861	$20,825
International	720	992
Total long-lived assets, net	$20,581	$21,817

15. Commitments and Contingencies

Operating Leases

Rent expense for 2016, 2015 and 2014 was $8,760, $8,673, and $7,478, respectively.

The Company has leased office space in San Francisco, Austin, Chicago, Dublin, Hamburg, London, New York, Paris, Portland, Sydney, Shanghai and Tokyo under non-cancelable operating leases, which expire between 2016 and 2024. Additionally, the Company subleases a portion of its San Francisco office space, and leases the space utilized for data center operations.

Future minimum lease payments for significant operating leases, net of sublease payments, as of December 31, 2016 were as follows:

Year Ending
December 31, 2017	$6,086
December 31, 2018	4,417
December 31, 2019	4,006
December 31, 2020	3,333
December 31, 2021	3,398
Thereafter	2,581
$23,821

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2016 and 2015.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2016 and 2015.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees in the United States. The Board of Directors determines contributions made by the Company annually. The Company made no contributions under this plan for 2016, 2015 and 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2017.

MARIN SOFTWARE INCORPORATED

By:	/s/ Catriona M. Fallon
Catriona M. Fallon Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher A. Lien and Catriona M. Fallon, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Christopher A. Lien	Chief Executive Officer and Director	February 28, 2017
Christopher A. Lien	(Principal Executive Officer)

/s/ Catriona M. Fallon	Chief Financial Officer	February 28, 2017
Catriona M. Fallon	(Principal Financial and Accounting Officer)

/s/ Paul Auvil	Director	February 28, 2017
Paul Auvil

/s/ James Barrese	Director	February 28, 2017
James Barrese

/s/ L. Gordon Crovitz	Director	February 28, 2017
L. Gordon Crovitz

/s/ Donald Hutchison	Director	February 28, 2017
Donald Hutchison

/s/ Allan Leinwand	Director	February 28, 2017
Allan Leinwand

/s/ Daina Middleton	Director	February 28, 2017
Daina Middleton

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-35838	3.1	5/9/2013

3.2	Restated Bylaws.	10-Q	001-35838	3.2	5/9/2013

4.1	Form of Common Stock Certificate.	S-1/A	333-186669	4.1	3/15/2013

4.2	Amended and Restated Investors Rights’ Agreement, dated as of January 25, 2012, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-186669	4.2	2/13/2013

10.1	Form of Indemnification Agreement.	S-1/A	333-186669	10.1	3/4/2013

10.2#	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-186669	10.2	2/13/2013

10.3#	2013 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, and restricted stock unit award agreement.	S-1/A	333-186669	10.3	3/4/2013

10.4#	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-186669	10.4	3/4/2013

10.5	Master Services Agreement, dated as of August 3, 2009, by and between the Registrant and Switch Communications Group L.L.C.	S-1	333-186669	10.7	2/13/2013

10.6#	Form of Severance and Change in Control Agreement between the Registrant and each of the executive officers.	S-1/A	333-186669	10.9	3/11/2013

10.7#	Executive Bonus Compensation Plan.	10-K	001-35838	10.11	2/20/2015

10.8#	Offer Letter, dated May 4, 2014, by and between the Registrant and David. A. Yovanno.	8-K	001-35838	10.1	5/8/2014

10.10#	Description of Director Compensation Program.	10-K	001-35838	10.14	2/20/2015

10.12#	Offer Letter, dated as of July 1, 2015, by and between the Registrant and Catriona M. Fallon.	10-Q	001-35838	10.2	8/6/2015

10.13#	Transition and Separation Agreement, dated as of September 14, 2015, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.4	11/5/2015

10.14#	Offer Letter, dated as of August 14, 2014, by and between the Registrant and Stephen E. Kim.	10-K	001-35838	10.14	2/23/2016

10.16	Office Lease, dated as of January 7, 2011, by and between the Registrant and 123 Mission, LLC, as amended.	10-K	001-35838	10.16	2/23/2016

10.17#	Offer Letter, dated as of August 23, 2016, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.1	11/9/2016

10.18#	Separation Agreement, dated as of August 22, 2016, by and between the Registrant and David A. Yovanno.	10-Q	001-35838	10.2	11/9/2016

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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