Form 10-Q
period 2017-03-31
MARIN SOFTWARE INC
filed 2017-05-09
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, the registrant had 39,421,440 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At March 31,
	2017	At December 31,
	(unaudited)	2016*
Assets
Current assets
Cash and cash equivalents	$32,999	$34,420
Restricted cash	1,293	1,293
Accounts receivable, net	15,929	18,761
Prepaid expenses and other current assets	5,233	3,808
Total current assets	55,454	58,282
Property and equipment, net	19,175	20,581
Goodwill	19,342	19,318
Intangible assets, net	6,595	7,325
Other noncurrent assets	1,587	1,587
Total assets	$102,153	$107,093
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,389	$2,434
Accrued expenses and other current liabilities	7,801	8,362
Deferred revenues	961	795
Current portion of long-term debt	1,029	1,015
Total current liabilities	12,180	12,606
Long-term debt, less current portion	2,125	2,381
Other long-term liabilities	4,447	4,508
Total liabilities	18,752	19,495
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value - 500,000 shares authorized, 39,421 and 38,792 shares issued, 39,416 and 38,787 outstanding at March 31, 2017 and December 31, 2016, respectively	39	39
Additional paid-in capital	288,369	286,659
Accumulated deficit	(202,339)	(196,213)
Accumulated other comprehensive loss	(2,668)	(2,887)
Total stockholders’ equity	83,401	87,598
Total liabilities and stockholders’ equity	$102,153	$107,093

*	Derived from our audited consolidated financial statements as of December 31, 2016.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues, net	$20,333	$27,188
Cost of revenues	8,324	9,190
Gross profit	12,009	17,998
Operating expenses
Sales and marketing	6,676	9,107
Research and development	7,138	8,009
General and administrative	4,177	4,969
Total operating expenses	17,991	22,085
Loss from operations	(5,982)	(4,087)
Interest expense, net	(37)	(18)
Other income, net	299	33
Loss before provision for income taxes	(5,720)	(4,072)
Provision for income taxes	(406)	(341)
Net loss	(6,126)	(4,413)
Foreign currency translation adjustments	219	425
Comprehensive loss	$(5,907)	$(3,988)
Net loss per share available to common stockholders, basic and diluted	$(0.16)	$(0.12)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	39,081	37,767
Stock-based compensation expense is allocated as follows (Note 7):
Cost of revenues	$311	$421
Sales and marketing	212	499
Research and development	996	2,022
General and administrative	323	880
Amortization of intangible assets is allocated as follows (Note 3):
Cost of revenues	$247	$271
Sales and marketing	223	248
Research and development	247	271
General and administrative	13	36

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(6,126)	$(4,413)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	1,336	1,665
Amortization of internally developed software	788	681
Amortization of intangible assets	730	826
(Gain) loss on disposal of property and equipment	(1)	1
Unrealized foreign currency (gains) losses	(12)	7
Noncash interest expense related to debt agreements	6	7
Stock-based compensation related to equity awards and restricted stock	1,842	3,822
Provision for bad debts	416	195
Deferred income tax benefits	18	—
Payment of contingent consideration for prior acquisition	—	(93)
Changes in operating assets and liabilities
Accounts receivable	2,439	(2,204)
Prepaid expenses and other current assets	(1,418)	—
Other assets	1	(6)
Accounts payable	(49)	(331)
Deferred revenues	167	122
Accrued expenses and other current liabilities	(915)	323
Net cash (used in) provided by operating activities	(778)	602
Investing activities
Purchases of property and equipment	(169)	(267)
Proceeds from disposal of property and equipment	1	—
Capitalization of internally developed software	(543)	(1,493)
Net cash used in investing activities	(711)	(1,760)
Financing activities
Repayment of notes payable	(249)	(646)
Proceeds from exercise of common stock options	—	162
Proceeds from employee stock purchase plan, net	136	384
Net cash used in financing activities	(113)	(100)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	181	169
Net decrease in cash and cash equivalents and restricted cash	(1,421)	(1,089)
Cash and cash equivalents and restricted cash
Beginning of period	35,713	37,326
End of period	$34,292	$36,237
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$12	$4

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. Necessary reclassifications are made in prior periods’ financial statements whenever appropriate to conform to the most current presentation. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for other interim periods or for future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation. The condensed consolidated balance sheet as of December 31, 2016, is derived from audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017.

Amounts are shown in thousands unless otherwise indicated.

Fair Value Measurements

The Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value because of the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities, and in consideration of the Company’s credit risk profile, the carrying value of borrowings (Note 4) approximates fair value (level 2 within the fair value hierarchy).

Cash equivalents consist of money market funds, which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. These money market funds presented as cash equivalents on the consolidated balance sheets are classified as level 1 within the fair value hierarchy, and totaled $11,688 and $15,657 as of March 31, 2017 and December 31, 2016, respectively.

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not historically experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. As of March 31, 2017 and December 31, 2016, the Company recorded an allowance for doubtful accounts in the amount of $3,597 and $3,510, respectively.

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of March 31, 2017, and December 31, 2016, the Company recorded an allowance for potential customer credits in the amount of $1,759 and $1,947, respectively.

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

During the fourth quarter of 2016 and continuing into the first quarter of 2017, the market capitalization of the Company’s common stock sustained a decline to the extent that it fell below the book value of the Company’s net assets. Management considered the possible factors affecting the assessment of the fair value of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, any estimated control premium and other operating conditions. Ultimately, management determined that no goodwill impairment was identified in any of the periods presented.

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

The Company applies the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of March 31, 2017, the Company did not have stand-alone value for the professional services and training services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

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

Recent Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718), which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. ASU 2016-09 has separate transition guidance for each element of the new standard. The Company adopted this standard in the first quarter of 2017, and it did not result in a net cumulative-effect adjustment to accumulated loss, as the previously unrecognized net operating loss carryforwards, attributable to excess tax benefits on stock compensation expense in the amount of $1,423 was fully offset by an increase in the valuation allowance as of March 31, 2017. For the three months ended March 31, 2017, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete item. In addition, the Company elected to continue to account for forfeitures by estimating forfeitures over the course of a vesting period.

Recent Accounting Pronouncements Not Yet Effective

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (Topic 350), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2017-04 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize most leases on the balance sheet as lease assets and lease liabilities, as well as both quantitative and qualitative disclosures regarding key information about leasing arrangements. This new standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the consolidated financial statements, as well as the expected adoption method.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and has subsequently issued several supplemental and/or clarifying ASUs, which compromise the new comprehensive revenue recognition standard that will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted.

The Company expects to adopt the new guidance on January 1, 2018 using the modified retrospective approach, which would result in an adjustment to accumulated deficit for the cumulative effect, if any, of applying this standard to contracts in process as of the adoption date. Under this approach, the Company would not restate the prior financial statements presented, but would provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as a result of applying the new revenue standard and qualitative explanation of the significant changes between the reported results under the revenue standard and the previous guidance, if any.

The Company has conducted an initial assessment to identify the potential impact this standard will have on its consolidated financial statements and related disclosures, but cannot reasonably estimate the quantitative impact of this standard at this time. The Company currently expects to identify performance obligations under the new standard comparable to the deliverables and units of accounts identified under previous guidance. In addition, the new standard may impact the timing of recognition for some contract costs, including sales commissions, which may be required to be capitalized and amortized if they are associated with a contract with an expected term that is greater than one year. Currently, the Company’s policy is to expense these costs as incurred.

The Company continues to assess all potential impacts of the guidance and, given ongoing business dynamics, preliminary conclusions are subject to change.

2. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	March 31,	December 31,
	2017	2016
Computer equipment	$28,885	$28,905
Software	21,864	21,323
Office equipment	950	951
Furniture, fixtures and leasehold improvements	5,947	5,946
	57,646	57,125
Less: Accumulated depreciation and amortization	(38,471)	(36,544)
	$19,175	$20,581

Depreciation and amortization of internally developed software for the three months ended March 31, 2017 and 2016 was $2,124 and 2,346, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	March 31,	December 31,
	2017	2016
Accrued salary and payroll related expenses	$3,279	$3,894
Accrued accounts payable	2,037	1,915
Customer advances	1,506	1,582
Sales and use tax payable	223	210
Other	756	761
	$7,801	$8,362

3. Goodwill and Intangible Assets

The goodwill activity for the three months ended March 31, 2017 consisted of the following:

Balance at December 31, 2016	$19,318
Foreign currency translation adjustments	24
Balance at March 31, 2017	$19,342

Intangible assets consisted of the following as of the dates presented (in thousands, except years):

	March 31,	December 31,	Estimated
	2017	2016	Useful Life
Developed technology	$9,910	$9,910	5 - 6 years
Customer relationships	3,370	3,370	4 years
Non-compete agreements and tradenames	1,390	1,390	2 - 3 years
	14,670	14,670
Less: accumulated amortization	(8,075)	(7,345)
	$6,595	$7,325

Amortization expense was $730 and $826 for the three months ended March 31, 2017 and 2016, respectively.

Future estimated amortization of intangible assets as of March 31, 2017, is presented below:

Remaining nine months of 2017	$2,120
Year ending December 31, 2018	2,537
Year ending December 31, 2019	1,843
Year ending December 31, 2020	95
$6,595

4. Debt

Capital Lease Arrangements

Since 2013, the Company has entered into capital lease arrangements with an equipment manufacturer to finance acquisitions of computer equipment. These leases have effective annual interest rates ranging from 5.2% to 5.7%, and carry terms of 48 months. At the end of the lease periods, the Company has the option to purchase the underlying equipment at the estimated fair market value, or for a nominal amount in some cases. As of March 31, 2017 and December 31, 2016, the net book value of the equipment under these capital leases was $2,895 and $3,158, respectively, and the remaining principal balance payable was $3,162 and $3,411, respectively.

The maturities of all outstanding debt, consisting of the capital lease arrangements, as of March 31, 2017, are as follows:

Year ending
2017	$853
2018	1,078
2019	886
2020	345
3,162
Less:
Current portion	(1,029)
Discount on long-term debt	(8)
Non-current portion of debt	$2,125

Revolving Credit Facility

In December 2016, the Company terminated its existing revolving credit facility with Silicon Valley Bank. No amounts were outstanding pursuant to the revolving credit facility at the date of termination.

5. Common Stock

As of March 31, 2017, and December 31, 2016, the Company’s certificate of incorporation authorizes the issuance of 500,000 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	March 31,	December 31,
	2017	2016
Options or restricted stock units (RSUs) available for future grant under stock option plans	8,594	5,875
Options outstanding under stock option plans	3,259	3,749
RSUs outstanding under stock option plans	2,544	3,003
Shares available for future issuance under employee stock purchase plan	1,578	1,190
Shares to be issued in connection with acquisition of SocialMoov	—	464
	15,975	14,281

6. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-employee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Board. The term of options granted under the 2006 Plan may not exceed 10 years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase three shares of common stock as of March 31, 2017 and December 31, 2016, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability, as well as the fair value of vested outstanding options to non-employee consultants. As of March 31, 2017 and December 31, 2016, $13 and $41, respectively, has been recorded as a long-term liability on the accompanying unaudited condensed consolidated balance sheets.

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

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows (in thousands except per share amounts and contractual terms):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2016	3,749	$6.26	7.48	$194
Options forfeited and cancelled	(490)	5.60	—
Balances at March 31, 2017	3,259	$6.36	6.35	$57
Options exercisable	2,173	$7.67	5.11	$57
Options vested	2,171	$7.67	5.11	$57
Options vested and expected to vest	3,200	$6.41	6.30	$57

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2016	3,003	$3.07
RSUs granted	328	1.81
RSUs vested	(165)	4.20
RSUs cancelled and withheld to cover taxes	(622)	3.01
Granted and unvested at March 31, 2017	2,544	$2.85

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP will be 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 ESPP will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by approximately 388 shares on January 1, 2017. During the three months ended March 31, 2017 and 2016, no shares were issued under the 2013 ESPP.

7. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $1,842 and $3,822 for the three months ended March 31, 2017 and 2016, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. As there were no stock options granted during the three months ended March 31, 2017, it was not necessary to update these assumptions for the purposes of calculating stock-based compensation expense for the period. For historical stock option grants, because the Company has limited historical option exercise data, the expected term of the stock options granted to employees was calculated based on the simplified method. Under the simplified method, the expected term is equal to the average of an option’s weighted-average vesting period and its contractual term. Pursuant to the SEC Staff Accounting Bulletin No. 110, the Company will continue to use the simplified method until sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company estimates the expected volatility of its common stock on the date of grant based on the historical stock volatilities of similar publicly-traded entities over a period equal to the expected terms of the options, as the Company does not have sufficient trading history to use the volatility of its own common stock. The Company has no history or expectation of paying cash dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of grant.

Cash proceeds from the exercise of stock options were zero and $162 during the three months ended March 31, 2017 and 2016, respectively.

Compensation expense is recognized ratably over the requisite service period. As of March 31, 2017, there was $1,440 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock and RSUs

As of March 31, 2017, there was $5,889 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted-average period of 2.3 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

Income tax expense for the three months ended March 31, 2017 and 2016 was $406 and $341, respectively, on pre-tax losses of $5,720 and $4,072, respectively. As of March 31, 2017, the income tax rate varies from the U.S. statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company accounts for uncertain tax positions and believes that it has provided adequate reserves for its unrecognized tax benefits for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next year. There were no interest or penalties associated with uncertain tax positions included within the income tax expense balance for the three months ended March 31, 2017 and 2016.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss available to common stockholders	$(6,126)	$(4,413)
Denominator:
Weighted average number of shares, basic and diluted	39,081	37,767
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.16)	$(0.12)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	3,259	6,161
RSUs	2,544	2,217
Restricted common stock issued	1	66
Common stock subject to repurchase	3	8
Total	5,807	8,452

10. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended March 31,
	2017	2016
United States of America	$13,612	$18,740
International	6,721	8,448
Total revenues, net	$20,333	$27,188

Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows for the periods presented:

	March 31,	December 31,
	2017	2016
United States of America	$18,530	$19,861
International	645	720
Total long-lived assets, net	$19,175	$20,581

11. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended March 31, 2017 and 2016 was $2,080 and $2,168, respectively.

Future minimum lease payments for significant operating leases, net of sublease payments from a portion of the Company’s San Francisco and Portland office spaces, as of March 31, 2017, were as follows:

Remaining nine months of 2017	$4,562
Year ending December 31, 2018	4,442
Year ending December 31, 2019	4,016
Year ending December 31, 2020	3,338
Year ending December 31, 2021 and thereafter	5,994
$22,352

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheet as of March 31, 2017 and audited consolidated balance sheet as of December 31, 2016.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations as of March 31, 2017 and December 31, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.” These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform. In September 2007, we launched Marin Enterprise, which targets large advertisers and agencies. We released Marin Professional Edition in March 2011, which targets mid-market advertisers and agencies. We have an iterative development process and typically release new features every month. Additionally, we have expanded internationally since our incorporation, opening our Hamburg, Paris and Sydney offices in 2011, our Dublin and Tokyo offices in 2012 and our Shanghai office in 2013. We acquired SocialMoov S.A.S. and NowSpots, Inc., which conducted business as Perfect Audience, in February 2015 and June 2014, respectively, to complement our product offerings.

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

Cost of Revenues

Cost of revenues primarily includes personnel costs, consisting of salaries, benefits, bonuses and stock-based compensation expense for employees associated with our cloud infrastructure and global services for implementation and ongoing customer service. Other costs of revenues include hosting costs related to third-party data centers, fees paid to contractors who supplement our support and data center personnel, depreciation of data center equipment, amortization of internally developed software, amortization of intangible assets and allocated overhead.

We intend to continue to invest in our global services and capacity of our hosting service infrastructure. As we continue to invest in technology innovation through research and development, we may experience increased amortization of internally developed software. We expect that this investment in technology should not only expand the breadth and depth of our cross-channel, cross-device, enterprise marketing software platform, but also increase the efficiency of how we deliver these solutions. The level and timing of investment in these areas could affect our cost of revenues in the future.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation expense and bonuses for our administrative, legal, human resources, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, audit fees, tax services and legal fees, as well as professional fees, insurance and other corporate expenses, along with amortization of intangible assets and allocated overhead.

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

	Three Months Ended March 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net	$20,333	100%	$27,188	100%
Cost of revenues (1) (2)	8,324	41	9,190	34
Gross profit	12,009	59	17,998	66
Operating expenses
Sales and marketing (1) (2)	6,676	33	9,107	33
Research and development (1) (2)	7,138	35	8,009	29
General and administrative (1) (2)	4,177	21	4,969	18
Total operating expenses	17,991	88	22,085	81
Loss from operations	(5,982)	(29)	(4,087)	(15)
Interest expense, net	(37)	—	(18)	—
Other income, net	299	1	33	—
Loss before provision for income taxes	(5,720)	(28)	(4,072)	(15)
Provision for income taxes	(406)	(2)	(341)	(1)
Net loss	$(6,126)	(30)%	$(4,413)	(16)%
Other financial data:
Adjusted EBITDA (3)	$(1,829)		$1,423

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenues	$311	$421
Sales and marketing	212	499
Research and development	996	2,022
General and administrative	323	880

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenues	$247	$271
Sales and marketing	223	248
Research and development	247	271
General and administrative	13	36

(3)

Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, the amortization of intangible assets, the capitalization of internally developed software costs, interest expense, net, the benefit from or provision for income taxes, other income or expenses, net and costs associated with acquisitions and restructurings. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reason we consider them appropriate.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss	$(6,126)	$(4,413)
Depreciation	1,336	1,665
Amortization of internally developed software	788	681
Amortization of intangible assets	730	826
Interest expense, net	37	18
Provision for income taxes	406	341
EBITDA	(2,829)	(882)
Stock-based compensation expense	1,842	3,822
Capitalization of internally developed software costs	(543)	(1,493)
Restructuring related expenses	—	—
Acquisition related expenses	—	9
Other income, net	(299)	(33)
Adjusted EBITDA	$(1,829)	$1,423

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues, net

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenues, net	$20,333	$27,188	$(6,855)	(25)%

Revenues, net, for the three months ended March 31, 2017 decreased $6.9 million, or 25%, as compared to the corresponding period in 2016. During the period from March 31, 2016 to March 31, 2017, we experienced both a decrease in new customer bookings, and an increase in customer turnover. In addition, we continued to encounter significant competition and related price pressure within our marketplace, further driving our revenue decline.

Revenues, net, in the three months ended March 31, 2017, from the United States and international locations represented 67% and 33%, respectively, of revenues, and in the three months ended March 31, 2016, revenues from the United States and international locations represented 69% and 31%, respectively, of revenues. There were no customers that accounted for 10% or greater of our revenues, net, in either of the three months ended March 31, 2017 or 2016.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenues	$8,324	$9,190	$(866)	(9)%
Gross profit	12,009	17,998	(5,989)	(33)
Gross profit percentage	59%	66%

Cost of revenues for the three months ended March 31, 2017 decreased $0.9 million, or 9%, as compared to the corresponding period in 2016. This was largely driven by a reduction in the number of global services and cloud infrastructure personnel, which led to a decrease of $0.6 million in compensation and benefits expense during the three months ended March 31, 2017, as compared to the same period in 2016. Additionally, depreciation and amortization of internally developed software decreased $0.1 million period over period primarily due to the timing of the completion of certain projects.

Our gross margin decreased to 59% during the three months ended March 31, 2017, as compared to 66% during the corresponding period in 2016. This was due primarily to our revenue declining during this period at a faster rate than the corresponding decrease in costs. Specifically, expenses for compensation and benefits, facilities and information technology, hosting, and depreciation and amortization of internally developed software all declined in absolute dollars period over period.

Sales and Marketing

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$6,676	$9,107	$(2,431)	(27)%
Percent of revenues, net	33%	33%

Sales and marketing expenses for the three months ended March 31, 2017 decreased $2.4 million, or 27%, as compared to the corresponding period in 2016. The decrease was due primarily to a reduction in the global sales support and marketing headcount, contributing to a net $2.5 million decrease in personnel-related costs during the three months ended March 31, 2017.

Research and Development

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$7,138	$8,009	$(871)	(11)%
Percent of revenues, net	35%	29%

Research and development expenses for the three months ended March 31, 2017 decreased $0.9 million, or 11%, as compared to the corresponding period in 2016. This primarily reflected a reduction in the number of full-time research and development personnel, resulting in a decrease of $0.9 million in compensation expense during the three months ended March 31, 2017.

General and Administrative

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$4,177	$4,969	$(792)	(16)%
Percent of revenues, net	21%	18%

General and administrative expenses for the three months ended March 31, 2017 decreased $0.8 million, or 16%, as compared to the corresponding period in 2016. Compensation, benefits and other employee-related expenses decreased by $0.7 million during the three months ended March 31, 2017, primarily due to a reduction in stock-based compensation expense driven by employee turnover and the decline in our stock price. Additionally, bank charges declined $0.2 million from the prior year because we terminated our revolving line of credit in December 2016.

Interest, Net and Other Income, Net

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Interest, net and Other income, net	$262	$15	$247	1,647%

Other income, net, primarily consists of sublease income recorded under agreements for a portion of our San Francisco office space and our Portland office space, signed in December 2015 and June 2016, respectively, as well as foreign currency transaction gains and losses. During the three months ended March 31, 2017, we generated foreign exchange gains of less than $0.1 million, as compared to foreign exchange losses of $(0.2) million during the corresponding period in the prior year, due to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Provision for income taxes	$(406)	$(341)	$(65)	19%

The provision for income taxes for the three months ended March 31, 2017 and 2016 totaled $0.4 million and $0.3 million, respectively, primarily as a result of profits generated in foreign jurisdictions by our wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering of common stock (“IPO”), we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into capital lease arrangements to fund capital purchases. As of March 31, 2017, our principal sources of liquidity were our unrestricted cash and cash equivalents of $33.0 million and our capital lease arrangements. The approximate weighted-average interest rate on our outstanding borrowings as of March 31, 2017 was 5.5%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

In December 2016, we terminated our existing revolving credit facility, which provided access to borrowings at the lesser of $20.0 million or 80% of eligible accounts receivable. No amounts were outstanding under this revolving credit facility at the date of termination and we determined that it was no longer necessary. We maintain a $1.3 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco, which was previously collateralized by the revolving credit facility. Following the termination of that facility, we were required to restrict $1.3 million of our cash and cash equivalents from use to secure this letter of credit. This balance is reflected as restricted cash on the consolidated balance sheets of the accompanying condensed consolidated financial statements.

We presently maintain cash balances in our foreign subsidiaries. As of March 31, 2017, we had $33.0 million of cash and cash equivalents in aggregate, of which $14.9 million was held by our foreign subsidiaries. We currently do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. If these funds were needed for our U.S. operations, we would be required to accrue tax liabilities to repatriate these funds. However, given the amount of our net operating loss carryovers in the U.S., such repatriation will most likely not result in material U.S. cash tax payments within the next year. Our intent is to permanently reinvest these funds outside the U.S. to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by operating activities	$(778)	$602
Net cash used in investing activities	(711)	(1,760)
Net cash used in financing activities	(113)	(100)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	181	169
Net decrease in cash and cash equivalents and restricted cash	$(1,421)	$(1,089)

Operating Activities

Cash (used in) provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the number of advertisers using our platform. Cash (used in) provided by operating activities has typically been affected by net losses and further increased by changes in our operating assets and liabilities, particularly in the areas of accounts receivable, prepaid expenses and other current assets, deferred revenue, accounts payable and accrued expenses and other current liabilities, adjusted for non-cash expense items such as depreciation, amortization, stock-based compensation expense and deferred income tax benefits.

Cash used in operating activities during the three months ended March 31, 2017, of $0.8 million was primarily the result of a net loss of $6.1 million, adjusted for non-cash expenses of $5.1 million, which primarily included depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense, provision for bad debts and deferred income tax expenses or benefits. This was further offset by a $0.2 million net change in working capital items, most notably (1) a decrease in accounts receivable of $2.4 million due to the timing of related collections; (2) an increase in prepaid expenses and other current assets, and other (non-current) assets of $1.4 million related to the timing of related disbursements; (3) an increase in deferred revenues of $0.2 million related to the timing of the collection of minimum fees at the start of our subscription agreements and (4) a net decrease in accounts payable and accrued expenses and other current and non-current liabilities of $1.0 million due to the timing of related disbursements and customer advances.

Cash provided by operating activities during the three months ended March 31, 2016, of $0.6 million was primarily the result of a net loss of $4.4 million, adjusted for non-cash expenses of $7.2 million, which primarily included depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense, provision for bad debts and deferred income tax expenses or benefits. This was further offset by $0.1 million in contingent consideration paid for the SocialMoov acquisition from 2015, and a $2.1 million net change in working capital items, most notably (1) an increase in accounts receivable of $2.2 million due to the increase in sales and related collections; (2) an increase in deferred revenues of $0.1 million related to the timing of the collection of minimum fees at the start of our subscription agreements and (3) a net decrease in accounts payable and accrued expenses and other current and non-current liabilities of less than $0.1 million due to the timing of related disbursements and customer advances.

Investing Activities

During the three months ended March 31, 2017 and 2016, investing activities primarily consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internally developed hosted software platform. We expect to continue to invest in property and equipment and develop our software platform for the foreseeable future.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2017, was $0.1 million. This was primarily due to $0.2 million of net repayments under our capital lease arrangements, partially offset by $0.1 million of proceeds from contributions to our 2013 Employee Stock Purchase Plan (“2013 ESPP”).

Cash used in financing activities during the three months ended March 31, 2016, was $0.1 million. This was primarily due to $0.6 million of net repayments under our capital lease arrangements, partially offset by $0.5 million of proceeds from the exercise of stock options and contributions to our 2013 ESPP.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, net of sublease income and our capital leases for computer equipment. As of March 31, 2017, the future minimum payments under these commitments were as follows:

	Payments Due By Period
	(In thousands)
	Capital Leases	Interest Expense Payments	Operating Leases	Total
Remaining nine months of 2017	$853	$108	$4,562	$5,523
Year ending December 31, 2018	1,078	82	4,442	5,602
Year ending December 31, 2019	886	30	4,016	4,932
Year ending December 31, 2020	345	4	3,338	3,687
Year ending December 31, 2021 and thereafter	—	—	5,994	5,994
Total	$3,162	$224	$22,352	$25,738

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of March 31, 2017.

In addition to the obligations in the table above, we have approximately $1.1 million of unrecognized tax benefits that have been recorded as liabilities as of March 31, 2017. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of March 31, 2017, other than operating leases and related subleases, as described in the Notes to the unaudited condensed consolidated financial statements, and the irrevocable letter of credit described above.

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

We believe the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation expense, including historical common stock valuations, accounting for income taxes, reserving for doubtful accounts receivable, business combinations and impairment assessments of our goodwill, intangible assets and other long-lived assets have the greatest potential impact on our unaudited condensed consolidated financial statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year 2016 filed with the SEC on February 28, 2017, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of March 31, 2017, we had cash and cash equivalents of $33.0 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2017, we had an aggregate of $3.2 million in borrowings outstanding. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 5.2% to 5.7%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of March 31, 2017, would result in an insignificant impact to interest expense for 2017.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 33% and 31% during the three months ended March 31, 2017 and 2016, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were less than $0.1 million and $(0.2) million for the three months ended March 31, 2017 and 2016, respectively. Transaction gains and losses are included in other income, net.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our acting Chief Financial Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as a result of the material weakness related to ineffective internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2017.

Material Weakness

As described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, an error was identified related to the accounting for changes in uncertain tax positions at one of the Company’s subsidiaries in France, and management ultimately determined that a design deficiency existed in a control intended to properly account for and present the accounting for income taxes in accordance with GAAP. As this control deficiency could have resulted in misstatements of the related income tax accounts, and such misstatement would have resulted in a material misstatement in our annual or interim consolidated financial statements, management concluded that the control deficiency constituted a material weakness.

This material weakness has not been remediated as of March 31, 2017, and could result in a misstatement of income tax expense, and other related accounts and disclosures, which could be material to the condensed consolidated financial statements. Accordingly, management concluded that our internal control over financial reporting was not effective as of March 31, 2017. Although we have already made progress in remediation of this issue, as indicated below, sufficient time needs to pass before management can conclude that any changed or newly implemented controls are operating effectively and that the material weakness has been adequately remediated.

Notwithstanding the material weakness in our internal control over financial reporting, management concluded that the interim condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented.

Material Weakness Remediation Efforts

We have been actively engaged in developing a remediation plan to address the material weakness described above. The remediation efforts in process or expected to be implemented include additional monitoring during the income tax provision review process, including the following:

•	enhancing the formality and rigor of management’s review and reconciliation procedures surrounding the income tax provision; and
•	engaging additional resources with specific tax accounting expertise to improve internal documentation, technical oversight and training.

These efforts are subject to ongoing senior management review, as well as audit committee oversight, and will take time to be fully integrated and tested for effectiveness and sustainability. We will continue to test these efforts until such time management concludes that these efforts are operating effectively and that material weakness has been adequately remediated.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, our Principal Executive Officer and Principal Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation efforts described above.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $16.5 million during 2016, and a net loss of $6.1 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $202.3 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2017 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

The overall market for advertising cloud solutions is rapidly evolving, highly competitive, complex, fragmented, and subject to changing technology and shifting customer needs. We face significant competition in this market and we expect competition to intensify in the future. We currently compete with large, well-established companies, such as Adobe Systems Incorporated and Google Inc. (through its wholly owned subsidiary DoubleClick), and privately-held companies, such as Kenshoo Ltd. We also compete with channel-specific offerings, in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenues and future operating results and our ability to grow our business.

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

•

channel-specific competitors, such as AdRoll Inc., Criteo S.A., MediaMath Inc., Nanigans, Inc., Rocket Fuel Inc. and Salesforce.com (through its wholly owned subsidiary Social.com), may devote greater resources to the development, promotion and sale of their channel-specific products and services than we can; and

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. Recently, we have experienced turnover in our senior management, including Brad Kinnish recently joining our company as our vice president of finance and acting chief financial officer. This lack of management continuity could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships, and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new senior management within our organization in order to achieve our operating objectives.

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

Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions, including our acquisitions of SocialMoov and Perfect Audience, involve numerous risks, any of which could harm our business, including:

•	regulatory and commercial risks relating to retargeting of online advertising and social advertising, the primary businesses of Perfect Audience and SocialMoov, respectively;
•	difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency or in foreign countries;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	reputation and perception risks associated with the acquired product or technology by the general public;
•	ineffectiveness or incompatibility of acquired technologies or services;
•	potential loss of key employees of acquired businesses;
•	inability to maintain the key business relationships and the reputations of acquired businesses;
•	diversion of management’s attention from other business concerns;
•	litigation for activities of the acquired company, including claims from terminated employees, clients, former shareholders or other third parties;
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

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weaknesses, or if we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management determined that there was a material weakness in the Company’s internal control over financial reporting for the year ended December 31, 2016 because we did not maintain effective controls over the preparation and review of the annual income tax provision. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected in a timely basis. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, this material weakness arose during the review of the annual income tax provision in connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, where an error was identified that related to the accounting for changes in uncertain tax positions at one of our subsidiaries in France. Once this error was identified, an accounting adjustment was recorded to our liability for uncertain tax positions and the provision for income taxes, as well as the related income tax disclosures, on the consolidated financial statements for the year ended December 31, 2016. Although the error was identified prior to the completion of our 2016 consolidated financial statements, management determined that a design deficiency existed in a control intended to properly account for and present the accounting for income taxes in accordance with GAAP.

As further described in Part I, Item 4 “Controls and Procedures,” we are actively engaged in developing a remediation plan to address the material weakness. However, there can be no assurance that we will be successful in making the improvements necessary to remediate the material weakness identified by management, that we will do so in a timely manner, or that we will not identify additional control deficiencies or material weaknesses in the future.

In addition, if we are unable to successfully remediate our existing material weakness in our internal control over financial reporting, if we identify new material weaknesses in the future, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are both a smaller reporting company and an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies and emerging growth companies will make our common stock less attractive to investors.

For as long as we continue to be both a smaller reporting company and an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, the exemption from the requirement of a report on our internal control over financial reporting by our independent registered public accounting firm, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (2) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (3) the date on which we issue more than $1.07 billion in non-convertible debt in a three-year period or (4) March 21, 2018.

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

Starting in the fourth quarter of 2016 and continuing into the first quarter of 2017, the market capitalization of our publicly traded common stock sustained a decline to the extent that it fell below the book value of our net assets. We consider the stock price and any estimated control premium along with other operating conditions, such as revenue decline, as possible factors affecting the assessment of the fair value of our reporting unit for the purposes of performing any goodwill impairment assessment. Ultimately, no goodwill impairment was identified in any of the periods presented. If facts, circumstances or assumptions change in the future, however, we may be required to record an impairment charge to reduce the carrying value of our goodwill, intangible assets and other long-term assets.

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

From January 1, 2015 through March 31, 2017, the closing sales price of our common stock on the New York Stock Exchange ranged from $1.50 to $8.56 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Purchase Price Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2017	—	N/A		—	—
February 1 – February 28, 2017	—	N/A		—	—
March 1 – March 31, 2017	189	$0.00	(2)	—	—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1#	Offer Letter, dated March 17, 2017, by and between Marin Software Incorporated and Brad Kinnish	8-K	001-35838	3/22/2017

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents a management contract or compensatory plan.
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

MARIN SOFTWARE INCORPORATED

Dated: May 9, 2017	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2017	By:	/s/ Brad Kinnish
Brad Kinnish
Acting Chief Financial Officer (Principal Financial Officer)

Dated: May 9, 2017	By:	/s/ Yagnesh Patel
Yagnesh Patel
Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1#	Offer Letter, dated March 17, 2017, by and between Marin Software Incorporated and Brad Kinnish	8-K	001-35838	3/22/2017

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents a management contract or compensatory plan.
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