Form 10-Q
period 2017-06-30
MARIN SOFTWARE INC
filed 2017-08-10
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the registrant had 39,545,606 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At June 30,	At December 31,
	2017	2016*
Assets
Current assets
Cash and cash equivalents	$32,529	$34,420
Restricted cash	1,293	1,293
Accounts receivable, net	13,001	18,761
Prepaid expenses and other current assets	4,914	3,808
Total current assets	51,737	58,282
Property and equipment, net	17,737	20,581
Goodwill	16,680	19,318
Intangible assets, net	5,874	7,325
Other noncurrent assets	1,587	1,587
Total assets	$93,615	$107,093
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,005	$2,434
Accrued expenses and other current liabilities	8,353	8,362
Deferred revenues	676	795
Current portion of long-term debt	1,081	1,015
Total current liabilities	12,115	12,606
Long-term debt, less current portion	1,985	2,381
Other long-term liabilities	4,493	4,508
Total liabilities	18,593	19,495
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value - 500,000 shares authorized, 39,542 and 38,792 shares issued, 39,542 and 38,787 outstanding at June 30, 2017 and December 31, 2016, respectively	40	39
Additional paid-in capital	289,415	286,659
Accumulated deficit	(212,884)	(196,213)
Accumulated other comprehensive loss	(1,549)	(2,887)
Total stockholders’ equity	75,022	87,598
Total liabilities and stockholders’ equity	$93,615	$107,093

*	Derived from our audited consolidated financial statements as of December 31, 2016.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues, net	$18,742	$25,753	$39,075	$52,941
Cost of revenues	8,207	8,894	16,531	18,084
Gross profit	10,535	16,859	22,544	34,857
Operating expenses
Sales and marketing	6,710	9,285	13,386	18,392
Research and development	6,646	7,044	13,784	15,053
General and administrative	3,945	5,018	8,122	9,987
Impairment of goodwill	2,797	—	2,797	—
Total operating expenses	20,098	21,347	38,089	43,432
Loss from operations	(9,563)	(4,488)	(15,545)	(8,575)
Interest expense, net	(64)	(34)	(101)	(52)
Other (expenses) income, net	(499)	411	(200)	444
Loss before provision for income taxes	(10,126)	(4,111)	(15,846)	(8,183)
Provision for income taxes	(419)	(307)	(825)	(648)
Net loss	(10,545)	(4,418)	(16,671)	(8,831)
Foreign currency translation adjustments	1,119	(324)	1,338	101
Comprehensive loss	$(9,426)	$(4,742)	$(15,333)	$(8,730)
Net loss per share available to common stockholders, basic and diluted	$(0.27)	$(0.12)	$(0.43)	$(0.23)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	39,478	38,280	39,006	38,023
Stock-based compensation expense is allocated as follows (Note 8):
Cost of revenues	$152	$309	$463	$730
Sales and marketing	200	422	412	921
Research and development	318	1,275	1,314	3,297
General and administrative	248	933	571	1,813
Amortization of intangible assets is allocated as follows (Note 3):
Cost of revenues	$245	$263	$492	$534
Sales and marketing	222	240	445	488
Research and development	244	263	491	534
General and administrative	10	28	23	64
Restructuring related expenses are allocated as follows (Note 4):
Cost of revenues	$—	$151	$—	$151
Sales and marketing	—	211	—	211
Research and development	—	48	—	48
General and administrative	—	15	—	15

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(16,671)	$(8,831)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Impairment of goodwill	2,797	—
Depreciation	2,599	3,207
Amortization of internally developed software	1,655	1,400
Amortization of intangible assets	1,451	1,620
Gain on disposal of property and equipment	(1)	(1)
Unrealized foreign currency losses (gains)	512	(344)
Non-cash interest expense related to debt agreements	13	13
Stock-based compensation related to equity awards and restricted stock	2,760	6,761
Provision for bad debts	785	368
Deferred income tax benefits	101	—
Payment of contingent consideration for prior acquisition	—	(93)
Changes in operating assets and liabilities
Accounts receivable	4,846	(1,323)
Prepaid expenses and other current assets	(1,155)	(16)
Other assets	(13)	(341)
Accounts payable	(459)	1,275
Deferred revenues	(126)	(334)
Accrued expenses and other current liabilities	(520)	(1,224)
Net cash (used in) provided by operating activities	(1,426)	2,137
Investing activities
Purchases of property and equipment	(260)	(617)
Proceeds from disposal of property and equipment	2	3
Capitalization of internally developed software	(956)	(2,900)
Net cash used in investing activities	(1,214)	(3,514)
Financing activities
Repayment of notes payable	(523)	(989)
Proceeds from exercise of common stock options	—	189
Proceeds from employee stock purchase plan, net	111	430
Net cash used in financing activities	(412)	(370)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	1,161	(137)
Net decrease in cash and cash equivalents and restricted cash	(1,891)	(1,884)
Cash and cash equivalents and restricted cash
Beginning of period	35,713	37,326
End of period	$33,822	$35,442
Supplemental disclosure of non-cash investing and financing activities
Acquisition of equipment through capital leases	$181	$339
Purchases of property and equipment recorded in accounts payable and accrued expenses	20	24
Issuance of common stock under employee stock purchase plan	130	328

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cross-channel, cross-device, enterprise marketing software platform for search, social and display advertising channels, offered as an integrated software-as-a-service, or SaaS, solution for advertisers and agencies. The Company’s platform enables digital marketers to improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: Austin, Chicago, Dublin, Hamburg, London, New York, Paris, Portland, Shanghai, Sydney and Tokyo.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. Necessary reclassifications are made in prior periods’ financial statements whenever appropriate to conform to the most current presentation. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for other interim periods or for future years.

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

Fair Value Measurements

The Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value because of the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities, and in consideration of the Company’s credit risk profile, the carrying value of borrowings (Note 5) approximates fair value (level 2 within the fair value hierarchy).

Cash equivalents consist of money market funds, which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. These money market funds presented as cash equivalents on the consolidated balance sheets are classified as level 1 within the fair value hierarchy, and totaled $11,716 and $15,657 as of June 30, 2017 and December 31, 2016, respectively.

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not historically experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. As of June 30, 2017 and December 31, 2016, the Company recorded an allowance for doubtful accounts in the amount of $3,389 and $3,510, respectively.

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of June 30, 2017, and December 31, 2016, the Company recorded an allowance for potential customer credits in the amount of $1,082 and $1,947, respectively.

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

The Company evaluates goodwill for impairment in the fourth quarter annually, or more frequently if events or changes in circumstances indicate that these assets may be impaired. Because the Company operates its business in one reporting unit, the goodwill is tested for impairment at the enterprise level. During the fourth quarter of 2016 and continuing into the first half of 2017, the market capitalization of the Company’s common stock sustained a significant decline so that it fell below the book value of the Company’s net assets, triggering the Company to conduct an interim goodwill impairment test. The outcome of this goodwill impairment test resulted in an impairment of goodwill of $2,797, which was recorded in the accompanying condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2017. Refer to Note 3 for details of the Company’s goodwill impairment test.

The Company evaluates long-lived assets, excluding goodwill, for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses recorded in any of the periods presented.

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

The Company applies the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of June 30, 2017, the Company did not have stand-alone value for the professional services and training services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

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

Out-of-Period Adjustment

In the second quarter of 2017, the Company recorded an out-of-period adjustment to correct previously overstated revenues related to our display product offering. This adjustment has accumulated since our acquisition in June 2014 of NowSpots, Inc. (d.b.a. Perfect Audience), resulting in a decrease to revenues in the amount of $400 for the three months ended June 30, 2017. The Company determined that this adjustment was not material to its prior period consolidated financial statements and is not expected to be material to its condensed consolidated financial statements for the current year.

Recent Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718), which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. ASU 2016-09 has separate transition guidance for each element of the new standard. The Company adopted this standard in the first quarter of 2017, and it did not result in a net cumulative-effect adjustment to accumulated loss, as the previously unrecognized net operating loss carryforwards, attributable to excess tax benefits on stock compensation expense in the amount of $1,423 was fully offset by an increase in the valuation allowance as of January 1, 2017. For the three and six months ended June 30, 2017, the Company recognized all excess tax benefits and tax deficiencies in the provision for income taxes as a discrete item. In addition, the Company elected to continue to account for forfeitures by estimating forfeitures over the course of a vesting period.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (Topic 350), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this standard for the second quarter of 2017, and applied the guidance to its interim goodwill impairment test. Refer to Note 3 for details of the interim goodwill impairment test.

Recent Accounting Pronouncements Not Yet Effective

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This new standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and has subsequently issued several supplemental and/or clarifying ASUs, which comprise the new comprehensive revenue recognition standard that will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted.

The Company expects to adopt the new guidance on January 1, 2018 using the modified retrospective approach, which would result in an adjustment to accumulated deficit for the cumulative effect, if any, of applying this standard to contracts in process as of the adoption date. Under this approach, the Company would not restate the prior financial statements presented, but would provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as a result of applying the new revenue guidance and qualitative explanation of the significant changes between the reported results under the revenue standard and the previous guidance, if any.

The Company has conducted an initial assessment to identify the potential impact this guidance will have on its consolidated financial statements and related disclosures, but cannot reasonably estimate the quantitative impact of this guidance at this time. The Company currently expects to identify performance obligations under the new guidance comparable to the deliverables and units of accounts identified under previous guidance. The Company also expects to begin recognizing breakage from its arrangements with customers that prepay their advertising spend via credit card, based on historical breakage percentages. In addition, the new guidance may impact the timing of recognition for some contract costs, including sales commissions, which may be required to be capitalized and amortized if they are associated with a contract with an expected term that is greater than one year. Currently, the Company’s policy is to expense these costs as incurred.

The Company continues to assess all potential impact of the guidance, and, given ongoing business dynamics, preliminary conclusions are subject to change.

2. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	June 30,	December 31,
	2017	2016
Computer equipment	$29,107	$28,905
Software	22,276	21,323
Office equipment	894	951
Furniture, fixtures and leasehold improvements	5,950	5,946
	58,227	57,125
Less: Accumulated depreciation and amortization	(40,490)	(36,544)
	$17,737	$20,581

Depreciation and amortization of internally developed software for the six months ended June 30, 2017 and 2016 was $4,254 and 4,607, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	June 30,	December 31,
	2017	2016
Accrued salary and payroll related expenses	$3,376	$3,894
Accrued accounts payable	2,057	1,915
Customer advances	1,998	1,582
Sales and use tax payable	139	210
Other	783	761
	$8,353	$8,362

3. Goodwill and Intangible Assets

Due to continued stock price decline during the three and six months ended June 30, 2017, the Company’s market capitalization declined to a value below the net book value of the Company’s net assets, triggering the Company to perform an interim goodwill impairment test. Effective April 1, 2017, the Company early adopted ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (Topic 350), which eliminates the requirement to compute the implied fair value of goodwill to test for impairment. Instead, a goodwill impairment is measured as the amount by which the carrying amount of a reporting unit exceeds its fair value.

The Company estimated the fair value of its sole reporting unit using the market approach. Under the market approach, the Company utilized the market capitalization of its fully diluted common stock, and applied an estimated control premium based on an analysis of control premiums paid in acquisitions of companies in the same or similar industries as the Company. Because the significant inputs used in this analysis are readily available from public markets or can be derived from observable market transactions, they have been classified as level 2 within the fair value hierarchy. Based on this approach, the Company determined that the carrying value of its sole reporting unit exceeded its fair value by $2,797, which has been recorded as an impairment of goodwill in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2017.

The goodwill activity for the six months ended June 30, 2017 consisted of the following:

Balance at December 31, 2016	$19,318
Impairment	(2,797)
Foreign currency translation adjustments	159
Balance at June 30, 2017	$16,680

Intangible assets consisted of the following as of the dates presented (in thousands, except years):

	June 30,	December 31,	Estimated
	2017	2016	Useful Life
Developed technology	$9,910	$9,910	5 - 6 years
Customer relationships	3,370	3,370	4 years
Non-compete agreements and tradenames	1,390	1,390	2 - 3 years
	14,670	14,670
Less: accumulated amortization	(8,796)	(7,345)
	$5,874	$7,325

Amortization expense was $721 and $794 for the three months ended June 30, 2017 and 2016, respectively, and $1,451 and $1,620 for the six months ended June 30, 2017 and 2016, respectively.

Future estimated amortization of intangible assets as of June 30, 2017, is presented below:

Remaining six months of 2017	$1,399
Year ending December 31, 2018	2,537
Year ending December 31, 2019	1,843
Year ending December 31, 2020	95
$5,874

4. Restructuring Activities

During the second quarter of 2016, the Company executed an organizational restructuring, primarily to improve cost efficiencies and effectiveness in sales. The Company recorded $425 of restructuring related expenses for the three and six months ended June 30, 2016. Actions pursuant to this organizational restructuring were complete as of December 31, 2016, and there were no associated costs during the three and six months ended June 30, 2017.

5. Debt

Capital Lease Arrangements

Since 2013, the Company has entered into capital lease arrangements with an equipment manufacturer to finance acquisitions of computer equipment. These leases have effective annual interest rates ranging from 5.2% to 5.7%, and carry terms of 48 months. At the end of the lease periods, the Company has the option to purchase the underlying equipment at the estimated fair market value, or for a nominal amount in some cases. As of June 30, 2017 and December 31, 2016, the net book value of the equipment under these capital leases was $2,801 and $3,158, respectively, and the remaining principal balance payable was $3,068 and $3,411, respectively.

The maturities of all outstanding debt, consisting of the capital lease arrangements, as of June 30, 2017, are as follows:

Year ending
2017	$623
2018	1,117
2019	928
2020	389
2021	11
3,068
Less:
Current portion	(1,081)
Discount on long-term debt	(2)
Non-current portion of debt	$1,985

Revolving Credit Facility

In December 2016, the Company terminated its existing revolving credit facility with Silicon Valley Bank. No amounts were outstanding pursuant to the revolving credit facility at the date of termination.

6. Common Stock

As of June 30, 2017, and December 31, 2016, the Company’s certificate of incorporation authorizes the issuance of 500,000 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	June 30,	December 31,
	2017	2016
Options or restricted stock units ("RSUs") available for future grant under stock option plans	8,554	5,875
Options outstanding under stock option plans	3,270	3,749
RSUs outstanding under stock option plans	2,559	3,003
Shares available for future issuance under employee stock purchase plan	1,472	1,190
Shares to be issued in connection with acquisition of SocialMoov	—	464
	15,855	14,281

7. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-employee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Board. The term of options granted under the 2006 Plan may not exceed 10 years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase zero and three shares of common stock as of June 30, 2017 and December 31, 2016, respectively. The Company records cash received from the exercise of unvested stock options, as well as the fair value of vested outstanding options to non-employees, as a long-term liability. As of June 30, 2017 and December 31, 2016, $2 and $41, respectively, has been recorded as a long-term liability on the accompanying unaudited condensed consolidated balance sheets.

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

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows (in thousands except per share amounts and contractual terms):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2016	3,749	$6.26	7.48	$194
Options granted	500	1.72	9.82
Options forfeited and cancelled	(979)	6.24	—
Balances at June 30, 2017	3,270	$5.57	6.98	$28
Options exercisable	2,182	$6.76	5.92	$28
Options vested	2,180	$6.76	5.92	$28
Options vested and expected to vest	3,182	$5.65	6.92	$28

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2016	3,003	$3.07
RSUs granted	551	1.77
RSUs vested	(181)	4.37
RSUs cancelled and withheld to cover taxes	(814)	3.05
Granted and unvested at June 30, 2017	2,559	$2.70

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 1,000 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP will be 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 ESPP will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 700 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by approximately 388 shares on January 1, 2017. During the three and six months ended June 30, 2017, 105 shares were issued under the 2013 ESPP. During the three and six months ended June 30, 2016, 175 shares were issued under the 2013 ESPP.

8. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $918 and $2,939 for the three months ended June 30, 2017 and 2016, respectively, and $2,760 and $6,761 for the six months ended June 30, 2017 and 2016, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dividend yield	—	—	—	—
Expected volatility	47.3%	47.6%	47.3%	47.5%
Risk-free interest rate	2.03%	1.34%	2.03%	1.44%
Expected life of options (in years)	6.25	6.25	6.25	6.25
Forfeiture rate	7.0%	7.0%	7.0%	7.0%

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

Cash proceeds from the exercise of stock options were zero and $189 during the six months ended June 30, 2017 and 2016, respectively.

Compensation expense is recognized ratably over the requisite service period. As of June 30, 2017, there was $1,442 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock and RSUs

As of June 30, 2017, there was $5,251 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted-average period of 2.2 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

Income tax expense for the three and six months ended June 30, 2017 was $419 and $825, respectively, on pre-tax losses of $10,126 and $15,846, respectively. For the three and six months ended June 30, 2016, the Company recognized income tax expense of $307 and $648, respectively, on pre-tax losses of $4,111 and $8,183, respectively. As of June 30, 2017, the income tax rate varies from the U.S. statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company accounts for uncertain tax positions and believes that it has provided adequate reserves for its unrecognized tax benefits for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next year. There were no interest or penalties associated with uncertain tax positions included within income tax expense for the three and six months ended June 30, 2017 and 2016.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss available to common stockholders	$(10,545)	$(4,418)	$(16,671)	$(8,831)
Denominator:
Weighted average number of shares, basic and diluted	39,478	38,280	39,006	38,023
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.27)	$(0.12)	$(0.43)	$(0.23)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2017	2016
Options to purchase common stock	3,270	6,344
RSUs	2,559	1,975
Restricted common stock issued	—	5
Common stock subject to repurchase	—	5
Total	5,829	8,329

11. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States of America	$12,433	$18,096	$26,045	$36,836
International	6,309	7,657	13,030	16,105
Total revenues, net	$18,742	$25,753	$39,075	$52,941

Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows for the periods presented:

	June 30,	December 31,
	2017	2016
United States of America	$17,151	$19,861
International	586	720
Total long-lived assets, net	$17,737	$20,581

12. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended June 30, 2017 and 2016 was $2,188 and $2,385, respectively, and for the six months ended June 30, 2017 and 2016, was $4,268 and $4,553, respectively.

Future minimum lease payments for significant operating leases, net of sublease payments from a portion of the Company’s San Francisco and Portland office spaces, as of June 30, 2017, were as follows:

Remaining six months of 2017	$2,695
Year ending December 31, 2018	3,504
Year ending December 31, 2019	4,063
Year ending December 31, 2020	3,361
Year ending December 31, 2021 and thereafter	6,070
$19,693

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheet as of June 30, 2017 and audited consolidated balance sheet as of December 31, 2016.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations as of June 30, 2017 and December 31, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.” These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide a leading cross-channel, cross-device, enterprise marketing software platform for search, social and display advertising channels, offered as an integrated software-as-a-service, or SaaS, solution for advertisers and agencies. Our integrated platform is an analytics, workflow and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend across search, social and display advertising channels. Our solution is designed to help our customers:

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$18,742	100%	$25,753	100%	$39,075	100%	$52,941	100%
Cost of revenues (1) (2) (3)	8,207	44	8,894	35	16,531	42	18,084	34
Gross profit	10,535	56	16,859	65	22,544	58	34,857	66
Operating expenses
Sales and marketing (1) (2) (3)	6,710	36	9,285	36	13,386	34	18,392	35
Research and development (1) (2) (3)	6,646	35	7,044	27	13,784	35	15,053	28
General and administrative (1) (2) (3)	3,945	21	5,018	19	8,122	21	9,987	19
Impairment of goodwill	2,797	15	—	—	2,797	7	—	—
Total operating expenses	20,098	107	21,347	83	38,089	97	43,432	82
Loss from operations	(9,563)	(51)	(4,488)	(17)	(15,545)	(40)	(8,575)	(16)
Interest expense, net	(64)	—	(34)	—	(101)	—	(52)	—
Other (expenses) income, net	(499)	(3)	411	2	(200)	(1)	444	1
Loss before provision for income taxes	(10,126)	(54)	(4,111)	(16)	(15,846)	(41)	(8,183)	(15)
Provision for income taxes	(419)	(2)	(307)	(1)	(825)	(2)	(648)	(1)
Net loss	$(10,545)	(56)%	$(4,418)	(17)%	$(16,671)	(43)%	$(8,831)	(17)%
Other financial data:
Adjusted EBITDA (4)	$(3,410)		$544		$(5,239)		$1,967

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$152	$309	$463	$730
Sales and marketing	200	422	412	921
Research and development	318	1,275	1,314	3,297
General and administrative	248	933	571	1,813

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$245	$263	$492	$534
Sales and marketing	222	240	445	488
Research and development	244	263	491	534
General and administrative	10	28	23	64

(3)	Restructuring related expenses included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$—	$151	$—	$151
Sales and marketing	—	211	—	211
Research and development	—	48	—	48
General and administrative	—	15	—	15

(4)

Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, the amortization of intangible assets, the capitalization of internally developed software costs, the impairment of goodwill and long-lived assets, interest expense, net, the benefit from or provision for income taxes, other income or expenses, net and costs associated with acquisitions and restructurings. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reason we consider them appropriate.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(10,545)	$(4,418)	$(16,671)	$(8,831)
Depreciation	1,263	1,542	2,599	3,207
Amortization of internally developed software	867	719	1,655	1,400
Amortization of intangible assets	721	794	1,451	1,620
Interest expense, net	64	34	101	52
Provision for income taxes	419	307	825	648
EBITDA	(7,211)	(1,022)	(10,040)	(1,904)
Impairment of goodwill	2,797	—	2,797	—
Stock-based compensation expense	918	2,939	2,760	6,761
Capitalization of internally developed software costs	(413)	(1,407)	(956)	(2,900)
Restructuring related expenses	—	425	—	425
Acquisition related expenses	—	20	—	29
Other expenses (income), net	499	(411)	200	(444)
Adjusted EBITDA	$(3,410)	$544	$(5,239)	$1,967

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Revenues, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Revenues, net	$18,742	$25,753	$(7,011)	(27)%	$39,075	$52,941	$(13,866)	(26)%

Revenues, net, for the three and six months ended June 30, 2017 decreased $7.0 million and $13.9 million, respectively, or 27% and 26%, respectively, as compared to the corresponding periods in 2016. During the period from June 30, 2016 to June 30, 2017, we experienced an increase in customer turnover, combined with a decrease in new customer bookings. In addition, we continued to encounter significant competition and related price pressure within our marketplace, further driving our revenue decline. Revenues, net, for the three and six months ended June 30, 2017, are also inclusive of the out-of-period adjustment described in Note 1 to the accompanying unaudited condensed consolidated financial statements, which resulted in a decrease in revenues, net, of $0.4 million due to corrections from prior periods.

Revenues, net, in the three and six months ended June 30, 2017, from the Company’s U.S. locations represented 66% and 67%, respectively, of total revenues, net, and in the three and six months ended June 30, 2016, revenues, net, from the Company’s U.S. locations represented 70% of total revenues, net. There were no customers that accounted for 10% or greater of our revenues, net, in either of the three or six months ended June 30, 2017 or 2016.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Cost of revenues	$8,207	$8,894	$(687)	(8)%	$16,531	$18,084	$(1,553)	(9)%
Gross profit	10,535	16,859	(6,324)	(38)	22,544	34,857	(12,313)	(35)
Gross profit percentage	56%	65%			58%	66%

Cost of revenues for the three and six months ended June 30, 2017 decreased $0.7 million and $1.6 million, respectively, or 8% and 9%, respectively, as compared to the corresponding periods in 2016. This was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which during the three and six months ended June 30, 2017 led to decreases of $0.5 million and $1.0 million, respectively, in compensation and benefits expense, and decreases of $0.2 million (for each period) in allocated facilities and information technology costs as compared to the same periods in 2016. Additionally, during the six months ended June 30, 2017, depreciation and amortization of internally developed software decreased $0.2 million as compared to the same period in 2016, primarily due to the timing of the completion of certain projects.

Our gross margin decreased to 56% and 58%, respectively, during the three and six months ended June 30, 2017, as compared to 65% and 66%, respectively, during the corresponding periods in 2016. This was due primarily to our revenue declining during these periods at a faster rate than the corresponding decreases in costs. Specifically, expenses for compensation and benefits, facilities and information technology, and depreciation and amortization of internally developed software all declined in absolute dollars during the three and six months ended June 30, 2017, as compared to the same periods in 2016.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$6,710	$9,285	$(2,575)	(28)%	$13,386	$18,392	$(5,006)	(27)%
Percent of revenues, net	36%	36%			34%	35%

Sales and marketing expenses for the three and six months ended June 30, 2017 decreased $2.6 million and $5.0, respectively, or 28% and 27%, respectively, as compared to the corresponding periods in 2016. The decreases were due primarily to a reduction in the global sales support and marketing headcount, contributing to net decreases of $2.2 million and $4.7 million, respectively, in personnel-related costs, consisting primarily of employee compensation, benefits and travel costs during the three and six months ended June 30, 2017. To offset this decline in headcount, we utilized additional consultants and contractors during the three and six months ended June 30, 2017, leading to increases of $0.2 million and $0.4 million, respectively, in professional fees. The remaining decreases during the three and six months ended June 30, 2017 were primarily the result of lower allocated facilities and information technology costs, due to the reduced headcount, of $0.3 million and $0.5 million, respectively.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Research and development	$6,646	$7,044	$(398)	(6)%	$13,784	$15,053	$(1,269)	(8)%
Percent of revenues, net	35%	27%			35%	28%

Research and development expenses for the three and six months ended June 30, 2017 decreased $0.4 million and $1.3 million, respectively, or 6% and 8%, respectively, as compared to the corresponding periods in 2016. This primarily reflected a reduction in the number of full-time research and development personnel, resulting in decreases of $0.1 million and $1.0 million, respectively, in compensation expense, and decreases of $0.1 million in allocated facilities and information technology costs during the three and six months ended June 30, 2017.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
General and administrative	$3,945	$5,018	$(1,073)	(21)%	$8,122	$9,987	$(1,865)	(19)%
Percent of revenues, net	21%	19%			21%	19%

General and administrative expenses for the three and six months ended June 30, 2017 decreased $1.1 million and $1.9 million, respectively, or 21% and 19%, respectively, as compared to the corresponding periods in 2016. Compensation, benefits and other employee-related expenses decreased by $1.1 million and $1.7 million, respectively, during the three months and six months ended June 30, 2017, primarily due to a reduction in stock-based compensation expense driven by employee turnover and the decline in our stock price.

Impairment of Goodwill

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Impairment of goodwill	$2,797	$—	$2,797	100%	$2,797	$—	$2,797	100%
Percent of revenues, net	15%	—%			7%	—%

We recorded a goodwill impairment of $2.8 million during the three and six months ended June 30, 2017. Refer to Note 3 of the accompanying unaudited condensed consolidated financial statements for details of the interim goodwill impairment test we performed to determine this amount.

Interest Expense, Net and Other (Expenses) Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Interest expense, net and Other (expenses) income, net	$(563)	$377	$(940)	(249)%	$(301)	$392	$(693)	(177)%

Other (expenses) income, net, primarily consists of sublease income recorded under agreements for a portion of our San Francisco office space and our Portland office space, signed in December 2015 and June 2016, respectively, as well as foreign currency transaction gains and losses. During the three and six months ended June 30, 2017, we generated foreign exchange losses of $0.7 million, as compared to foreign exchange gains of $0.2 million and less than $0.1 million, respectively, during the corresponding periods in the prior year, due to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Provision for income taxes	$(419)	$(307)	$(112)	36%	$(825)	$(648)	$(177)	27%

The provision for income taxes for the three and six months ended June 30, 2017 totaled $0.4 million and $0.8 million, respectively, primarily as a result of profits generated in foreign jurisdictions by our wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering of common stock (“IPO”), we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into capital lease arrangements to fund capital purchases. As of June 30, 2017, our principal sources of liquidity were our unrestricted cash and cash equivalents of $32.5 million and our capital lease arrangements. The approximate weighted-average interest rate on our outstanding borrowings as of June 30, 2017 was 5.7%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

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

We presently maintain cash balances in our foreign subsidiaries. As of June 30, 2017, we had $32.5 million of cash and cash equivalents in aggregate, of which $15.6 million was held by our foreign subsidiaries. We currently do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. If these funds were needed for our United States operations, we would be required to accrue tax liabilities to repatriate these funds. However, given the amount of our net operating loss carryovers in the U.S., such repatriation will most likely not result in material U.S. cash tax payments within the next year. Our intent is to indefinitely reinvest these funds outside the United States to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by operating activities	$(1,426)	$2,137
Net cash used in investing activities	(1,214)	(3,514)
Net cash used in financing activities	(412)	(370)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	1,161	(137)
Net decrease in cash and cash equivalents and restricted cash	$(1,891)	$(1,884)

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

Cash used in operating activities during the six months ended June 30, 2017, of $1.4 million was primarily the result of a net loss of $16.7 million, adjusted for non-cash expenses of $12.7 million, which primarily included impairment of goodwill, depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense, provision for bad debts and deferred income taxes. This was further offset by a $2.6 million net change in working capital items, most notably (1) a decrease in accounts receivable of $4.8 million due to the timing of related collections; (2) an increase in prepaid expenses and other current assets, and other (non-current) assets of $1.2 million related to the timing of related disbursements; (3) an increase in deferred revenues of $0.1 million related to the timing of the collection of minimum fees at the start of our subscription agreements and (4) a net decrease in accounts payable and accrued expenses and other current and non-current liabilities of $1.0 million due to the timing of related disbursements and customer advances.

Cash provided by operating activities during the six months ended June 30, 2016, of $2.1 million was primarily the result of a net loss of $8.8 million, adjusted for non-cash expenses of $13.0 million, which primarily included depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense, provision for bad debts and deferred income taxes. This was further offset by $0.1 million in contingent consideration paid for the SocialMoov acquisition from 2015, and a $2.1 million net change in working capital items, most notably (1) an increase in accounts receivable of $1.3 million due to the timing of related collections; (2) an increase in prepaid expenses and other current assets, and other (non-current) assets of $0.4 million related to the timing of related disbursements; (3) a decrease in deferred revenues of $0.3 million related to the timing of the collection of minimum fees at the start of our subscription agreements and (4) a net increase in accounts payable and accrued expenses and other current and non-current liabilities of $0.1 million due to the timing of related disbursements and customer advances.

Investing Activities

During the six months ended June 30, 2017 and 2016, investing activities primarily consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internally developed hosted software platform. We expect to continue to invest in property and equipment and develop our software platform for the foreseeable future.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2017, was $0.4 million. This was primarily due to $0.5 million of net repayments under our capital lease arrangements, partially offset by $0.1 million of proceeds from net contributions to our 2013 Employee Stock Purchase Plan (“2013 ESPP”).

Cash used in financing activities during the six months ended June 30, 2016, was $0.4 million. This was primarily due to $1.0 million of net repayments under our capital lease arrangements, partially offset by $0.6 million of proceeds from the exercise of stock options and net contributions to our 2013 ESPP.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, net of sublease income and our capital leases for computer equipment. As of June 30, 2017, the future minimum payments under these commitments were as follows:

	Payments Due By Period
	(in thousands)
	Capital Leases	Interest Expense Payments	Operating Leases	Total
Remaining six months of 2017	$623	$89	$2,695	$3,407
Year ending December 31, 2018	1,117	107	3,504	4,728
Year ending December 31, 2019	928	45	4,063	5,036
Year ending December 31, 2020	389	9	3,361	3,759
Year ending December 31, 2021 and thereafter	11	—	6,070	6,081
Total	$3,068	$250	$19,693	$23,011

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of June 30, 2017.

In addition to the obligations in the table above, we have approximately $1.1 million of unrecognized tax benefits that have been recorded as liabilities as of June 30, 2017. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of June 30, 2017, other than operating leases and related subleases, as described in the Notes to the unaudited condensed consolidated financial statements, and the irrevocable letter of credit described above.

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

Impairment of Goodwill

During the fourth quarter of 2016 and continuing into the first half of 2017, the market capitalization of our common stock sustained a significant decline so that it fell below the book value of our net assets, triggering the need to conduct an interim goodwill impairment test. The outcome of this goodwill impairment test resulted in an impairment of goodwill of $2.8 million, which was recorded in the accompanying condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2017. Refer to Note 3 of the accompanying unaudited condensed consolidated financial statements for details of the goodwill impairment test.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of June 30, 2017, we had cash and cash equivalents of $32.5 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2017, we had an aggregate of $3.1 million in borrowings outstanding. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 5.2% to 5.7%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of June 30, 2017, would result in an insignificant impact to interest expense for 2017.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Canadian Dollar, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 34% and 30% during the six months ended June 30, 2017 and 2016, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were $(0.7) million for the three and six months ended June 30, 2017 and 2016, and $0.2 million and less than $0.1 million, respectively, for the three and six months ended June 30, 2016. Transaction gains and losses are included in other (expenses) income, net.

If our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion, while a strengthening U.S. Dollar can negatively impact our international revenues. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future, and we also do not expect that the effects of a 10% shift in a single foreign currency exchange rate would have a material impact on any of our currently-held financial instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as a result of the material weakness related to ineffective internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2017.

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

This material weakness has not been remediated as of June 30, 2017, and could result in a misstatement of income tax expense, and other related accounts and disclosures, which could be material to the condensed consolidated financial statements. Accordingly, management concluded that our internal control over financial reporting was not effective as of June 30, 2017. Although we have already made progress in remediation of this issue, as indicated below, sufficient time needs to pass before management can conclude that any changed or newly implemented controls are operating effectively and that the material weakness has been adequately remediated.

Notwithstanding the material weakness in our internal control over financial reporting, management concluded that the interim condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented.

Material Weakness Remediation Efforts

We have been actively engaged in developing and implementing a remediation plan to address the material weakness described above. The remediation efforts currently in process or expected to be implemented include the following:

•	Hiring additional accounting personnel, making other personnel changes as necessary and providing additional specific training to the current and new personnel;
•	Engaging an experienced tax professional from an outside accounting firm to serve in an external tax director role at the Company; and
•	Enhancing the formality and rigor of management’s review and reconciliation procedures surrounding the income tax provision, with the assistance of the new external tax director.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $16.5 million during 2016, and a net loss of $16.7 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $212.9 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2017 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We have experienced turnover in our senior management, and the loss of key personnel or an ability to attract, retain and motivate qualified personnel may result in operational inefficiencies that could negatively affect our business.

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. Over the last two years, we have experienced turnover in our senior management, including Bradley Kinnish recently joining our company as our Vice President of Finance and Chief Financial Officer. This lack of management continuity could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships, and could make recruiting for future management positions more difficult. In addition, we must successfully integrate any new senior management within our organization in order to achieve our operating objectives.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become further impaired.

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

Starting in the fourth quarter of 2016 and continuing into the first half of 2017, the market capitalization of our publicly traded common stock sustained a decline to the extent that it fell below the book value of our net assets. We consider the stock price and any estimated control premium along with other operating conditions, such as revenue decline, as possible factors affecting the assessment of the fair value of our reporting unit for the purposes of performing any goodwill impairment test. Ultimately, based on the goodwill impairment test performed, we identified and recorded impairment expense in the amount of $2.8 million for the three and six months ended June 30, 2017. As additional facts, circumstances or assumptions change in the future, we may be required to record additional impairment charges to reduce the carrying value of our goodwill, intangible assets and other long-term assets.

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

From January 1, 2015 through June 30, 2017, the closing sales price of our common stock on the New York Stock Exchange ranged from $1.10 to $8.56 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. We have currently effective Registration Statements on Form S-3 registering for sale approximately 1.6 million and 1.7 million shares of our common stock issued in connection with our acquisitions of SocialMoov and Perfect Audience, respectively. If the holders of these shares seek to sell their holdings, particularly in significant amounts in compressed time frames, the trading price of our common stock could be adversely impacted. After our initial public offering in March 2013, the holders of an aggregate of 18.8 million shares of our common stock had rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. To the extent the holders of such shares have not sold the shares otherwise, such holders may continue to have registration rights. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our common stock. Share balances are presented in total, and not in thousands.

Period	Total Number of Shares Purchased (1)	Weighted Average Purchase Price Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2017	—	N/A		—	—
May 1 – May 31, 2017	—	N/A		—	—
June 1 – June 30, 2017	32	$0.00	(2)	—	—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1#	Revised Offer Letter, dated June 26, 2017, by and between Marin Software Incorporated and Bradley W. Kinnish				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents a management contract or compensatory plan.
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

MARIN SOFTWARE INCORPORATED

Dated: August 10, 2017	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2017	By:	/s/ Bradley W. Kinnish
Bradley W. Kinnish
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1#	Revised Offer Letter, dated June 26, 2017, by and between Marin Software Incorporated and Bradley W. Kinnish.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents a management contract or compensatory plan.
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