Form 10-Q
period 2017-09-30
MARIN SOFTWARE INC
filed 2017-11-13
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2017, the registrant had 5,653,201 shares of common stock outstanding (adjusted to reflect the one-for-seven reverse stock split that took effect on October 5, 2017).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At September 30,	At December 31,
	2017	2016*
Assets
Current assets
Cash and cash equivalents	$29,356	$34,420
Restricted cash	1,293	1,293
Accounts receivable, net	12,706	18,761
Prepaid expenses and other current assets	4,686	3,808
Total current assets	48,041	58,282
Property and equipment, net	16,778	20,581
Goodwill	16,741	19,318
Intangible assets, net	5,174	7,325
Other noncurrent assets	1,662	1,587
Total assets	$88,396	$107,093
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,467	$2,434
Accrued expenses and other current liabilities	9,249	8,362
Deferred revenues	449	795
Capital lease obligations	1,096	1,015
Total current liabilities	13,261	12,606
Capital lease obligations, non-current	1,707	2,381
Other long-term liabilities	4,489	4,508
Total liabilities	19,457	19,495
Commitments and contingencies (Note 12)
Stockholders’ equity (1)
Common stock, $0.001 par value - 142,857 shares authorized, 5,653 and 5,542 shares issued, 5,653 and 5,541 outstanding at September 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	290,330	286,692
Accumulated deficit	(220,433)	(196,213)
Accumulated other comprehensive loss	(964)	(2,887)
Total stockholders’ equity	68,939	87,598
Total liabilities and stockholders’ equity	$88,396	$107,093

*	Derived from our audited consolidated financial statements as of December 31, 2016.
(1)

All share and per share amounts of our common stock for all periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of the Company’s issued and outstanding common stock and a reduction in the Company’s authorized common stock, each of which took effect on October 5, 2017 (Note 1).

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net	$18,224	$24,013	$57,299	$76,954
Cost of revenues	8,256	8,668	24,787	26,752
Gross profit	9,968	15,345	32,512	50,202
Operating expenses
Sales and marketing	6,630	7,581	20,016	25,973
Research and development	6,672	6,268	20,456	21,321
General and administrative	3,920	4,735	12,042	14,722
Impairment of goodwill	—	—	2,797	—
Total operating expenses	17,222	18,584	55,311	62,016
Loss from operations	(7,254)	(3,239)	(22,799)	(11,814)
Interest expense, net	(8)	(39)	(109)	(91)
Other (expenses) income, net	(136)	188	(336)	632
Loss before (provision for) benefit from income taxes	(7,398)	(3,090)	(23,244)	(11,273)
(Provision for) benefit from income taxes	(151)	37	(976)	(611)
Net loss	(7,549)	(3,053)	(24,220)	(11,884)
Foreign currency translation adjustments	585	(15)	1,923	86
Comprehensive loss	$(6,964)	$(3,068)	$(22,297)	$(11,798)
Net loss per share available to common stockholders, basic and diluted (1)	$(1.34)	$(0.55)	$(4.31)	$(2.18)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted (1)	5,651	5,503	5,625	5,456
Stock-based compensation expense is allocated as follows (Note 8):
Cost of revenues	$166	$285	$629	$1,015
Sales and marketing	197	162	609	1,083
Research and development	326	852	1,640	4,149
General and administrative	234	532	805	2,345
Amortization of intangible assets is allocated as follows (Note 3):
Cost of revenues	$240	$246	$732	$780
Sales and marketing	216	223	661	711
Research and development	239	246	730	780
General and administrative	5	15	28	79
Restructuring related expenses are allocated as follows (Note 4):
Cost of revenues	$—	$24	$—	$175
Sales and marketing	—	2	—	213
Research and development	—	(4)	—	44
General and administrative	—	2	—	17

(1)

All share and per share amounts of our common stock for all periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of the Company’s issued and outstanding common stock, which took effect on October 5, 2017 (Note 1).

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(24,220)	$(11,884)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Impairment of goodwill	2,797	—
Depreciation	3,748	4,610
Amortization of internally developed software	2,671	2,180
Amortization of intangible assets	2,151	2,350
(Gain) loss on disposal of property and equipment	(11)	2
Unrealized foreign currency losses (gains)	795	(268)
Non-cash interest expense related to debt agreements	15	18
Stock-based compensation related to equity awards and restricted stock	3,683	8,592
Provision for bad debts	1,040	852
Payment of contingent consideration for prior acquisition	—	(93)
Changes in operating assets and liabilities
Accounts receivable	4,798	560
Prepaid expenses and other current assets	(959)	309
Other assets	(98)	(340)
Accounts payable	(692)	246
Deferred revenues	(354)	(280)
Accrued expenses and other liabilities	169	(2,050)
Net cash (used in) provided by operating activities	(4,467)	4,804
Investing activities
Purchases of property and equipment	(351)	(1,154)
Proceeds from disposal of property and equipment	11	3
Capitalization of internally developed software	(1,398)	(4,050)
Net cash used in investing activities	(1,738)	(5,201)
Financing activities
Repayments of capital lease obligations	(788)	(1,223)
Proceeds from exercise of common stock options	—	350
Proceeds from employee stock purchase plan, net	215	592
Net cash used in financing activities	(573)	(281)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	1,714	(206)
Net decrease in cash and cash equivalents and restricted cash	(5,064)	(884)
Cash and cash equivalents and restricted cash
Beginning of period	35,713	37,326
End of period	$30,649	$36,442
Supplemental disclosure of non-cash investing and financing activities
Acquisition of equipment through capital leases	$181	$1,283
Purchases of property and equipment recorded in accounts payable and accrued expenses	693	9
Issuance of common stock under employee stock purchase plan	130	328

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for other interim periods or for future years.

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

Reverse Stock Split and Reduction in Authorized Shares

On October 5, 2017, the Company effected a reverse stock split of its outstanding common stock. As a result of the reverse stock split, each seven outstanding shares of the Company’s common stock was combined into one outstanding share of common stock, without any change in par value. The common stock began trading on the New York Stock Exchange on a split-adjusted basis on October 6, 2017. No fractional shares were issued in connection with the reverse stock split and the Company will pay in cash the fair value of such fractional shares.

On October 5, 2017, the Company also effected a reduction in the Company’s authorized shares of common stock, from 500,000 shares to 142,857 shares.

All share and per share amounts of the Company’s common stock, as well as stock options and restricted stock units (“RSUs”), included in the accompanying condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented. In addition, as a result of the reverse stock split, the Company reclassified an amount equal to the reduction in common stock at par value to additional paid-in capital on its condensed consolidated balance sheets.

Fair Value Measurements

The Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value because of the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities, and in consideration of the Company’s credit risk profile, the carrying value of capital lease obligations (Note 5) approximates fair value (level 2 within the fair value hierarchy).

Cash equivalents consist of money market funds, which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. These money market funds presented as cash equivalents on the consolidated balance sheets are classified as level 1 within the fair value hierarchy, and totaled $10,768 and $15,657 as of September 30, 2017 and December 31, 2016, respectively.

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not historically experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. As of September 30, 2017 and December 31, 2016, the Company recorded an allowance for doubtful accounts in the amount of $3,628 and $3,510, respectively.

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of September 30, 2017, and December 31, 2016, the Company recorded an allowance for potential customer credits in the amount of $1,042 and $1,947, respectively.

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

The Company evaluates goodwill for impairment in the fourth quarter annually, or more frequently if events or changes in circumstances indicate that these assets may be impaired. Because the Company operates its business in one reporting unit, the goodwill is tested for impairment at the enterprise level. During the fourth quarter of 2016 and continuing into the first half of 2017, the market capitalization of the Company’s common stock sustained a significant decline so that it fell below the book value of the Company’s net assets, triggering the Company to conduct an interim goodwill impairment test. The outcome of this goodwill impairment test resulted in an impairment of goodwill of $2,797, which was recorded in the condensed consolidated statements of comprehensive loss during the three months ended June 30, 2017. Refer to Note 3 for details of the Company’s goodwill impairment assessment.

During the third quarter of 2017, the market capitalization of the Company’s common stock rose above the book value of the Company’s net assets. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, any estimated control premium and other operating conditions. Ultimately, no goodwill impairment triggering events were identified in the three months ended September 30, 2017.

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

The Company applies the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of September 30, 2017, the Company did not have stand-alone value for the professional services and training services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

Cost of Revenues

Cost of revenues primarily consists of costs related to hosting the Company’s enterprise marketing software platform, providing implementation and ongoing customer support, data communications expenses, salaries and benefits of operations and support personnel, software license fees, indirect overhead, amortization expense associated with capitalized internally developed software and intangible assets and property and equipment depreciation.

Out-of-Period Adjustment

In the three months ended June 30, 2017, the Company recorded an out-of-period adjustment to correct previously overstated revenues related to our display product offering. These overstated revenues accumulated since the Company’s acquisition in June 2014 of NowSpots, Inc. (d.b.a. Perfect Audience), and the out-of-period adjustment resulted in a decrease to revenues in the amount of $400 in the nine months ended September 30, 2017. The Company determined that this adjustment was not material to its prior period consolidated financial statements and is not expected to be material to its consolidated financial statements for the current year.

Recent Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718), which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. ASU 2016-09 has separate transition guidance for each element of the new standard. The Company adopted this standard in the first quarter of 2017, and it did not result in a net cumulative-effect adjustment to accumulated loss, as the previously unrecognized net operating loss carryforwards, attributable to excess tax benefits on stock compensation expense in the amount of $1,423 was fully offset by an increase in the valuation allowance as of January 1, 2017. For the three and nine months ended September 30, 2017, the Company recognized all excess tax benefits and tax deficiencies in the provision for income taxes as a discrete item. In addition, the Company elected to continue to account for forfeitures by estimating forfeitures over the course of a vesting period.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (Topic 350), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this standard for the second quarter of 2017, and applied the guidance to its interim goodwill impairment test at that time. Refer to Note 3 for details of the interim goodwill impairment test performed during the three months ended June 30, 2017.

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

The Company expects to adopt the new guidance on January 1, 2018 using the modified retrospective approach, which would result in an adjustment to accumulated deficit for the cumulative effect, if any, of applying this standard to contracts in process as of the adoption date. Under this approach, the Company would not revise the prior financial statements presented, but would provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as a result of applying the new revenue guidance including a qualitative explanation of the significant changes between the reported results under the revenue standard and the previous guidance, if any.

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

2. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	September 30,	December 31,
	2017	2016
Computer equipment	$29,855	$28,905
Software, including internally developed software	22,720	21,323
Office equipment	896	951
Furniture, fixtures and leasehold improvements	5,847	5,946
	59,318	57,125
Less: Accumulated depreciation and amortization	(42,540)	(36,544)
	$16,778	$20,581

Depreciation and amortization of internally developed software for the nine months ended September 30, 2017 and 2016 was $6,419 and $6,790, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	September 30,	December 31,
	2017	2016
Accrued compensation related expenses	$3,898	$3,894
Accrued accounts payable	2,368	1,915
Customer advances	1,960	1,582
Sales and use tax payable	208	210
Other	815	761
	$9,249	$8,362

3. Goodwill and Intangible Assets

Due to a continued stock price decline, the Company’s market capitalization decreased to a value below the net book value of the Company’s net assets during the second quarter of 2017, triggering the Company to perform an interim goodwill impairment test at that time. Effective April 1, 2017, the Company early adopted ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (Topic 350), which eliminates the requirement to compute the implied fair value of goodwill to test for impairment. Instead, a goodwill impairment is measured as the amount by which the carrying amount of a reporting unit exceeds its fair value.

For the purposes of the goodwill impairment test performed during the three months ended June 30, 2017, the Company estimated the fair value of its sole reporting unit using the market approach. Under the market approach, the Company utilized the market capitalization of its fully diluted common stock, and applied an estimated control premium based on an analysis of control premiums paid in acquisitions of companies in the same or similar industries as the Company. Because the significant inputs used in this analysis are readily available from public markets or can be derived from observable market transactions, they have been classified as level 2 within the fair value hierarchy. Based on this approach, the Company determined that the carrying value of its sole reporting unit exceeded its fair value by $2,797, which has been recorded as an impairment of goodwill in the condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2017.

No goodwill impairment triggering events were identified during the three months ended September 30, 2017.

The goodwill activity for the nine months ended September 30, 2017 consisted of the following:

Balance at December 31, 2016	$19,318
Impairment	(2,797)
Foreign currency translation adjustments	220
Balance at September 30, 2017	$16,741

Intangible assets consisted of the following as of the dates presented (in thousands, except years):

	September 30,	December 31,	Estimated
	2017	2016	Useful Life
Developed technology	$9,910	$9,910	5 - 6 years
Customer relationships	3,370	3,370	4 years
Non-compete agreements and tradenames	1,390	1,390	2 - 3 years
	14,670	14,670
Less: accumulated amortization	(9,496)	(7,345)
	$5,174	$7,325

Amortization expense was $700 and $730 for the three months ended September 30, 2017 and 2016, respectively, and $2,151 and $2,350 for the nine months ended September 30, 2017 and 2016, respectively.

Future estimated amortization of intangible assets as of September 30, 2017, is presented below:

Remaining three months of 2017	$699
Year ending December 31, 2018	2,537
Year ending December 31, 2019	1,843
Year ending December 31, 2020	95
$5,174

4. Restructuring Activities

During the second quarter of 2016, the Company executed an organizational restructuring, primarily to improve cost efficiencies and effectiveness in sales. The Company recorded $24 and $449 of restructuring related expenses for the three and nine months ended September 30, 2016, respectively. Actions pursuant to this organizational restructuring were complete as of December 31, 2016, and there were no associated costs during the three and nine months ended September 30, 2017.

5. Debt

Capital Lease Arrangements

Since 2013, the Company has entered into capital lease arrangements with equipment manufacturers to finance acquisitions of computer equipment. These leases have effective annual interest rates ranging from 5.2% to 5.7%, and carry terms of 48 months. At the end of the lease periods, the Company has the option to purchase the underlying equipment at the estimated fair market value, or for a nominal amount in some cases. As of September 30, 2017 and December 31, 2016, the net book value of the equipment under these capital leases was $2,526 and $3,158, respectively, and the remaining principal balance payable was $2,803 and $3,411, respectively.

The maturities of all outstanding debt, consisting of the capital lease arrangements, as of September 30, 2017, are as follows:

Year ending
2017	$359
2018	1,117
2019	928
2020	389
2021	10
2,803
Less:
Current portion	(1,096)
Non-current portion of debt	$1,707

Revolving Credit Facility

In December 2016, the Company terminated its existing revolving credit facility with Silicon Valley Bank. No amounts were outstanding pursuant to the revolving credit facility at the date of termination.

6. Common Stock

As of September 30, 2017, and December 31, 2016, the Company’s amended certificate of incorporation authorizes the issuance of 142,857 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	September 30,	December 31,
	2017	2016
Options or RSUs available for future grant under stock option plans	1,240	839
Options outstanding under stock option plans	438	536
RSUs outstanding under stock option plans	373	429
Shares available for future issuance under employee stock purchase plan	210	170
Shares to be issued in connection with acquisition of SocialMoov	—	66
	2,261	2,040

7. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-employee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Board. The term of options granted under the 2006 Plan may not exceed 10 years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase zero and one share of common stock as of September 30, 2017 and December 31, 2016, respectively. The Company records cash received from the exercise of unvested stock options, as well as the fair value of vested outstanding options to non-employees, as a long-term liability. As of September 30, 2017 and December 31, 2016, $4 and $41, respectively, has been recorded as a long-term liability on the accompanying unaudited condensed consolidated balance sheets.

In February 2013, the Board and stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan at the time the 2013 Plan became effective are eligible for issuance under the 2013 Plan. The 2013 Plan became effective on March 21, 2013, at which time the Company ceased to grant equity awards under the 2006 Plan. The 2013 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first 10 calendar years through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by approximately 277 shares of common stock on January 1, 2017.

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows (in thousands except per share amounts and contractual terms):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2016	536	$43.83	7.48	$194
Options granted	79	11.66	9.60
Options forfeited and cancelled	(177)	44.80	—
Balances at September 30, 2017	438	37.65	7.31	130
Options exercisable	294	46.05	6.50	54
Options vested	294	46.04	6.50	54
Options vested and expected to vest	428	38.11	7.27	127

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2016	429	$21.48
RSUs granted	107	11.39
RSUs vested	(30)	29.07
RSUs cancelled and withheld to cover taxes	(133)	21.12
Granted and unvested at September 30, 2017	373	$18.09

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP will be 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 ESPP will automatically increase by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by approximately 55 shares on January 1, 2017. During the three and nine months ended September 30, 2017, zero and 15 shares, respectively, were issued under the 2013 ESPP. During the three and nine months ended September 30, 2016, zero and 25 shares, respectively, were issued under the 2013 ESPP.

8. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $923 and $1,831 for the three months ended September 30, 2017 and 2016, respectively, and $3,683 and $8,592 for the nine months ended September 30, 2017 and 2016, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dividend yield	—	—	—	—
Expected volatility	46.9%	47.6%	47.3%	47.5%
Risk-free interest rate	1.94%	1.23%	2.03%	1.38%
Expected life of options (in years)	6.25	6.25	6.25	6.25

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

Cash proceeds from the exercise of stock options were zero and $350 during the nine months ended September 30, 2017 and 2016, respectively.

Compensation expense is recognized ratably over the requisite service period. As of September 30, 2017, there was $1,190 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 1.7 years.

RSUs

As of September 30, 2017, there was $4,758 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.1 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

Income tax expense for the three and nine months ended September 30, 2017 was $151 and $976, respectively, on pre-tax losses of $7,398 and $23,244, respectively. For the three and nine months ended September 30, 2016, the Company recognized an income tax benefit of $37 and income tax expense of $611, respectively, on pre-tax losses of $3,090 and $11,273, respectively. As of September 30, 2017, the income tax rate varies from the U.S. statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly owned subsidiaries.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis. There is no income tax benefit recognized with respect to losses incurred and no income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company’s effective tax rate. The Company will maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized.

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company accounts for uncertain tax positions and believes that it has provided adequate reserves for its unrecognized tax benefits for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next year. Interest or penalties associated with uncertain tax positions included within income tax expense were not material for the three and nine months ended September 30, 2017 and 2016.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss available to common stockholders	$(7,549)	$(3,053)	$(24,220)	$(11,884)
Denominator:
Weighted average number of shares, basic and diluted	5,651	5,503	5,625	5,456
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(1.34)	$(0.55)	$(4.31)	$(2.18)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2017	2016
Options to purchase common stock	438	698
RSUs	373	224
Common stock subject to repurchase	—	1
Total	811	923

11. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States of America	$11,995	$16,636	$38,040	$53,472
International	6,229	7,377	19,259	23,482
Total revenues, net	$18,224	$24,013	$57,299	$76,954

Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows for the periods presented:

	September 30,	December 31,
	2017	2016
United States of America	$16,224	$19,861
International	554	720
Total long-lived assets, net	$16,778	$20,581

12. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended September 30, 2017 and 2016 was $2,145 and $2,095, respectively, and for the nine months ended September 30, 2017 and 2016, was $6,413 and $6,647, respectively.

Future minimum lease payments for significant operating leases, net of sublease payments from a portion of the Company’s San Francisco and Portland office spaces, as of September 30, 2017, were as follows:

Remaining three months of 2017	$1,179
Year ending December 31, 2018	3,891
Year ending December 31, 2019	4,397
Year ending December 31, 2020	3,653
Year ending December 31, 2021 and thereafter	6,112
$19,232

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheet as of September 30, 2017 and audited consolidated balance sheet as of December 31, 2016.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations as of September 30, 2017 and December 31, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.” These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform. In September 2007, we launched Marin Enterprise, which targets large advertisers and agencies. We released Marin Professional Edition in March 2011, which targets mid-market advertisers and agencies. We have an iterative development process and typically release new features every month. Additionally, we have expanded internationally since our incorporation, opening our Hamburg, Paris and Sydney offices in 2011, our Dublin and Tokyo offices in 2012 and our Shanghai office in 2013. We acquired SocialMoov S.A.S. in February 2015 and NowSpots, Inc., which conducted business as Perfect Audience, in June 2014, to complement our product offerings.

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

If our contractual arrangement is with an advertising agency, the advertiser is not a party to the terms of the contract. Accordingly, most advertisers operating through agencies do not have a commitment to use our services, and the advertisers may be added or removed from our platform at the discretion of the respective agency. We invoice the advertising agency for the amounts due under the contract. Historically, our revenues earned from advertising agency customers have ranged between approximately one-third and half of our overall revenues. Under our subscription contracts with most direct advertisers and some of our agency customers, customers contractually commit to a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. Most of our subscription contracts with advertising agency customers, however, do not include a committed minimum monthly platform fee. Additionally, advertisers we serve through our arrangements with our advertising agencies generally do not have a minimum commitment to continue using our services. Our subscription fee under most contracts is variable based upon the value of advertising spend that our customers manage through our platform, although some customers pay a flat monthly rate over the term of their subscription contract.

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

Cost of Revenues

Cost of revenues primarily includes personnel costs, primarily consisting of salaries, benefits, bonuses and stock-based compensation expense for employees associated with our cloud infrastructure and global services for implementation and ongoing customer service. Other costs of revenues include hosting costs related to third-party data centers, fees paid to contractors who supplement our support and data center personnel, depreciation of data center equipment, amortization of internally developed software, amortization of intangible assets and allocated overhead.

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

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, sales commissions and other costs including travel and entertainment, marketing and promotional events, public relations, marketing activities, professional fees and allocated overhead. All of these costs are expensed as incurred, including sales commissions. Commissions are paid based on minimum monthly platform fees, contract duration and variable subscription fee rates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation expense and bonuses for our administrative, legal, human resources, finance and accounting employees and executives. Also included are non-personnel costs, such as allocated overhead; professional fees associated primarily with audit, legal and tax services; provision for bad debts; insurance and other corporate expenses; recruiting; credit card processing and other bank fees.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$18,224	100%	$24,013	100%	$57,299	100%	$76,954	100%
Cost of revenues (1) (2) (3)	8,256	45	8,668	36	24,787	43	26,752	35
Gross profit	9,968	55	15,345	64	32,512	57	50,202	65
Operating expenses
Sales and marketing (1) (2) (3)	6,630	36	7,581	32	20,016	35	25,973	34
Research and development (1) (2) (3)	6,672	37	6,268	26	20,456	36	21,321	28
General and administrative (1) (2) (3)	3,920	22	4,735	20	12,042	21	14,722	19
Impairment of goodwill	—	—	—	—	2,797	5	—	—
Total operating expenses	17,222	95	18,584	77	55,311	97	62,016	81
Loss from operations	(7,254)	(40)	(3,239)	(13)	(22,799)	(40)	(11,814)	(15)
Interest expense, net	(8)	—	(39)	—	(109)	—	(91)	—
Other (expenses) income, net	(136)	(1)	188	1	(336)	(1)	632	1
Loss before (provision for) benefit from income taxes	(7,398)	(41)	(3,090)	(13)	(23,244)	(41)	(11,273)	(15)
(Provision for) benefit from income taxes	(151)	(1)	37	—	(976)	(2)	(611)	(1)
Net loss	$(7,549)	(41)%	$(3,053)	(13)%	$(24,220)	(42)%	$(11,884)	(15)%
Other financial data:
Adjusted EBITDA (4)	$(3,908)		$379		$(9,147)		$2,346

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$166	$285	$629	$1,015
Sales and marketing	197	162	609	1,083
Research and development	326	852	1,640	4,149
General and administrative	234	532	805	2,345

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$240	$246	$732	$780
Sales and marketing	216	223	661	711
Research and development	239	246	730	780
General and administrative	5	15	28	79

(3)	Restructuring related expenses included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$—	$24	$—	$175
Sales and marketing	—	2	—	213
Research and development	—	(4)	—	44
General and administrative	—	2	—	17

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(7,549)	$(3,053)	$(24,220)	$(11,884)
Depreciation	1,149	1,403	3,748	4,610
Amortization of internally developed software	1,016	780	2,671	2,180
Amortization of intangible assets	700	730	2,151	2,350
Interest expense, net	8	39	109	91
Provision for (benefit from) income taxes	151	(37)	976	611
EBITDA	(4,525)	(138)	(14,565)	(2,042)
Impairment of goodwill	—	—	2,797	—
Stock-based compensation expense	923	1,831	3,683	8,592
Capitalization of internally developed software costs	(442)	(1,150)	(1,398)	(4,050)
Restructuring related expenses	—	24	—	449
Acquisition related expenses	—	—	—	29
Other expenses (income), net	136	(188)	336	(632)
Adjusted EBITDA	$(3,908)	$379	$(9,147)	$2,346

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Revenues, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Revenues, net	$18,224	$24,013	$(5,789)	(24)%	$57,299	$76,954	$(19,655)	(26)%

Revenues, net, for the three and nine months ended September 30, 2017 decreased $5.8 million and $19.7 million, respectively, or 24% and 26%, respectively, as compared to the corresponding periods in 2016. During the period from September 30, 2016 to September 30, 2017, we experienced an increase in customer turnover, combined with a decrease in new customer bookings. In addition, we continued to encounter significant competition and related price pressure within our marketplace, further driving our revenue decline. Revenues, net, for the nine months ended September 30, 2017, are also inclusive of the out-of-period adjustment described in Note 1 to the accompanying unaudited condensed consolidated financial statements, which resulted in a decrease in revenues, net, of $0.4 million due to corrections from prior periods.

Revenues, net, in the three and nine months ended September 30, 2017, from our U.S. locations represented 66% (for both periods) of total revenues, net, and in the three and nine months ended September 30, 2016, revenues, net, from our U.S. locations represented 69% (for both periods) of total revenues, net. There were no customers that accounted for 10% or greater of our revenues, net, in either of the three or nine months ended September 30, 2017 or 2016.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Cost of revenues	$8,256	$8,668	$(412)	(5)%	$24,787	$26,752	$(1,965)	(7)%
Gross profit	9,968	15,345	(5,377)	(35)	32,512	50,202	(17,690)	(35)
Gross profit percentage	55%	64%			57%	65%

Cost of revenues for the three and nine months ended September 30, 2017 decreased $0.4 million and $2.0 million, respectively, or 5% and 7%, respectively, as compared to the corresponding periods in 2016. This was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which during the three and nine months ended September 30, 2017 led to decreases of $0.3 million and $1.3 million, respectively, in compensation and benefits expense, and decreases of $0.1 and $0.3 million, respectively, in allocated facilities and information technology costs as compared to the same periods in 2016. Additionally, due to decreased usage of our hosted platform during the three and nine months ended September 30, 2017, hosting costs decreased $0.2 million in each period.

Our gross margin decreased to 55% and 57%, respectively, during the three and nine months ended September 30, 2017, as compared to 64% and 65%, respectively, during the corresponding periods in 2016. This was primarily due to our revenue declining during these periods at a faster rate than the corresponding decreases in costs. Specifically, expenses for compensation and benefits, hosting, facilities and information technology, and depreciation and amortization of internally developed software all declined in absolute dollars, but increased as a percentage of revenues, during the three and nine months ended September 30, 2017, as compared to the same periods in 2016.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$6,630	$7,581	$(951)	(13)%	$20,016	$25,973	$(5,957)	(23)%
Percent of revenues, net	36%	32%			35%	34%

Sales and marketing expenses for the three and nine months ended September 30, 2017 decreased $1.0 million and $6.0 million, respectively, or 13% and 23%, respectively, as compared to the corresponding periods in 2016. The decreases were primarily due to a reduction in the global sales support and marketing headcount, contributing to net decreases of $1.0 million and $5.6 million, respectively, in personnel-related costs during the three and nine months ended September 30, 2017. To offset this decline in headcount, we utilized additional consultants and contractors during the nine months ended September 30, 2017, leading to an increase of $0.3 million in professional fees. The remaining decrease during the nine months ended September 30, 2017 was primarily the result of lower allocated facilities and information technology costs of $0.6 million.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Research and development	$6,672	$6,268	$404	6%	$20,456	$21,321	$(865)	(4)%
Percent of revenues, net	37%	26%			36%	28%

Research and development expenses for the three months ended September 30, 2017 increased $0.4 million, or 6%, as compared to the corresponding period in 2016, and for the nine months ended September 30, 2017 decreased $0.9 million, or 4%, as compared to the same period in 2016. The increase during the three months ended September 30, 2017 was primarily attributable to a lower capitalized personnel costs for internally developed software of $0.7 million, due to differences in the nature and mix of capitalizable projects in 2017 as compared to 2016. This was offset by overall compensation costs, which decreased $0.4 million during the three months ended September 30, 2017, primarily due to reduced stock compensation expense driven by employee turnover and the decline in our stock price.

The decrease during the nine months ended September 30, 2017 was primarily due to a $3.3 million decrease in compensation expense, including a $2.5 million stock compensation expense reduction, driven by reduced headcount and the decline in our stock price. This decrease was partially offset by $2.7 million of lower capitalized personnel costs for internally developed software due to changes in the nature and mix of internal projects in 2017 as compared to 2016. The reduction in headcount also resulted in a decrease of $0.1 million in allocated facilities and information technology costs during the nine months ended September 30, 2017.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
General and administrative	$3,920	$4,735	$(815)	(17)%	$12,042	$14,722	$(2,680)	(18)%
Percent of revenues, net	22%	20%			21%	19%

General and administrative expenses for the three and nine months ended September 30, 2017 decreased $0.8 million and $2.7 million, respectively, or 17% and 18%, respectively, as compared to the corresponding periods in 2016. Compensation, benefits and other employee-related expenses decreased by $0.6 million and $2.4 million, respectively, during the three and nine months ended September 30, 2017, primarily due to reductions in headcount and stock-based compensation expense, driven by employee turnover and the decline in our stock price.

Impairment of Goodwill

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Impairment of goodwill	$—	$—	$—	—%	$2,797	$—	$2,797	100%
Percent of revenues, net	—%	—%			5%	—%

We recorded a goodwill impairment charge of $2.8 million during the second quarter of 2017. No goodwill impairment triggering events were identified in the third quarter of 2017. Refer to Note 3 of the accompanying unaudited condensed consolidated financial statements for additional information.

Interest Expense, Net and Other (Expenses) Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Interest expense, net	$(8)	$(39)	$31	(79)%	$(109)	$(91)	$(18)	20%
Other (expenses) income, net	(136)	188	(324)	(172)%	(336)	632	(968)	(153)%

Interest expense, net primarily consists of interest charges on our capital lease obligations, partially offset by income from our cash equivalent money market funds.

Other (expenses) income, net, primarily consists of sublease income recorded under agreements for a portion of our San Francisco office space and our Portland office space, signed in December 2015 and June 2016, respectively, as well as foreign currency transaction gains and losses. During the three and nine months ended September 30, 2017, we earned sublease income of $0.3 million and $0.8 million, respectively, and the same amounts in the corresponding periods in 2016. We generated foreign exchange losses of $0.4 million and $1.0 million, respectively, during the three and nine months ended September 30, 2017, and foreign exchange losses of $0.1 million during each of the corresponding periods in the prior year, due to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
(Provision for) benefit from income taxes	$(151)	$37	$(188)	(508)%	$(976)	$(611)	$(365)	60%

The provision for income taxes for the three and nine months ended September 30, 2017 totaled $0.2 million and $1.0 million, respectively, primarily due to profits earned by our wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering of common stock (“IPO”), we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into capital lease arrangements to fund capital purchases. As of September 30, 2017, our principal sources of liquidity were our unrestricted cash and cash equivalents of $29.4 million and our capital lease arrangements. The approximate weighted-average interest rate on our outstanding borrowings as of September 30, 2017 was 5.6%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

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

We presently maintain cash balances in our foreign subsidiaries. As of September 30, 2017, we had $29.4 million of cash and cash equivalents in aggregate, of which $16.7 million was held by our foreign subsidiaries. We currently do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. If these funds were needed for our United States operations, we would be required to accrue tax liabilities to repatriate these funds. However, given the amount of our net operating loss carryovers in the U.S., such repatriation will most likely not result in material U.S. cash tax payments within the next year. Our intent is to indefinitely reinvest these funds outside the United States to finance the growth of our foreign operations.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by operating activities	$(4,467)	$4,804
Net cash used in investing activities	(1,738)	(5,201)
Net cash used in financing activities	(573)	(281)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	1,714	(206)
Net decrease in cash and cash equivalents and restricted cash	$(5,064)	$(884)

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

Cash used in operating activities during the nine months ended September 30, 2017, of $4.5 million was primarily the result of a net loss of $24.2 million, adjusted for non-cash expenses of $16.9 million, which primarily included impairment of goodwill, depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense and provision for bad debts. This was further offset by a $2.9 million net change in working capital items, most notably (1) a decrease in accounts receivable of $4.8 million due to the timing of related collections; (2) an increase in prepaid expenses and other current assets, and other (non-current) assets of $1.1 million related to the timing of related disbursements; (3) an increase in deferred revenues of $0.4 million related to the timing of the collection of minimum fees at the start of our subscription agreements and (4) a net decrease in accounts payable and accrued expenses and other current and non-current liabilities of $0.5 million due to the timing of related disbursements and customer advances.

Cash provided by operating activities during the nine months ended September 30, 2016, of $4.8 million was primarily the result of a net loss of $11.9 million, adjusted for non-cash expenses of $18.3 million, which primarily included depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense and provision for bad debts. This was further offset by $0.1 million in contingent consideration paid for the SocialMoov acquisition from 2015, and a $1.6 million net change in working capital items, most notably (1) a decrease in accounts receivable of $0.6 million due to the timing of related collections; (2) a decrease in deferred revenues of $0.3 million related to the timing of the collection of minimum fees at the start of our subscription agreements and (3) a net decrease in accounts payable and accrued expenses and other current and non-current liabilities of $1.8 million due to the timing of related disbursements and customer advances.

Investing Activities

During the nine months ended September 30, 2017 and 2016, investing activities primarily consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internally developed hosted software platform. We expect to continue to invest in property and equipment and develop our software platform for the foreseeable future.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2017, was $0.6 million. This was primarily due to $0.8 million of net repayments under our capital lease arrangements, partially offset by $0.2 million of proceeds from net contributions to our 2013 Employee Stock Purchase Plan (“2013 ESPP”).

Cash used in financing activities during the nine months ended September 30, 2016, was $0.3 million. This was primarily due to $1.2 million of net repayments under our capital lease arrangements, partially offset by $0.9 million of proceeds from the exercise of stock options and net contributions to our 2013 ESPP.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, net of sublease income and our capital leases for computer equipment. As of September 30, 2017, the future minimum payments under these commitments were as follows:

	Payments Due By Period
	(in thousands)
	Capital Leases	Interest Payments	Operating Leases	Total
Remaining three months of 2017	$359	$48	$1,179	$1,586
Year ending December 31, 2018	1,117	107	3,891	5,115
Year ending December 31, 2019	928	45	4,397	5,370
Year ending December 31, 2020	389	9	3,653	4,051
Year ending December 31, 2021 and thereafter	10	—	6,112	6,122
Total	$2,803	$209	$19,232	$22,244

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of September 30, 2017.

In addition to the obligations in the table above, we have approximately $1.2 million of unrecognized tax benefits that have been recorded as liabilities as of September 30, 2017. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of September 30, 2017, other than operating leases and related subleases, as described in the Notes to the unaudited condensed consolidated financial statements, and the irrevocable letter of credit described above.

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

Impairment of Goodwill

During the fourth quarter of 2016 and continuing into the first half of 2017, the market capitalization of our common stock sustained a significant decline so that it fell below the book value of our net assets, triggering the need to conduct an interim goodwill impairment test. The outcome of this goodwill impairment test resulted in an impairment of goodwill of $2.8 million, which was recorded in the condensed consolidated statements of comprehensive loss for the second quarter of 2017. Refer to Note 3 of the accompanying unaudited condensed consolidated financial statements for details of the goodwill impairment test performed in the second quarter of 2017. No goodwill impairment was identified in the three months ended September 30, 2017.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of September 30, 2017, we had cash and cash equivalents of $29.4 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2017, we had an aggregate of $2.8 million in borrowings outstanding. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 5.2% to 5.7%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of September 30, 2017, would result in an insignificant impact to interest expense for 2017.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 34% and 31% during the nine months ended September 30, 2017 and 2016, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were $(0.4) million and $(1.0) million, respectively, for the three and nine months ended September 30, 2017, and $(0.1) million for both the three and nine months ended September 30, 2016. Transaction gains and losses are included in other (expenses) income, net.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as a result of the material weakness related to ineffective internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2017.

Material Weakness

As described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, an error was identified related to the accounting for changes in uncertain tax positions at one of our subsidiaries in France, and management ultimately determined that a design deficiency existed in a control intended to properly account for and present the accounting for income taxes in accordance with GAAP. As this control deficiency could have resulted in misstatements of the related income tax accounts, and such misstatement would have resulted in a material misstatement in our annual or interim consolidated financial statements, management concluded that the control deficiency constituted a material weakness.

This material weakness has not been remediated as of September 30, 2017, and could result in a misstatement of income tax expense, and other related accounts and disclosures, which could be material to the condensed consolidated financial statements. Accordingly, management concluded that our internal control over financial reporting was not effective as of September 30, 2017. Although we have already made progress in remediation of this issue, as indicated below, sufficient time needs to pass before management can conclude that any changed or newly implemented controls are operating effectively and that the material weakness has been adequately remediated.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $16.5 million during 2016, and a net loss of $24.2 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $220.4 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2017 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including, among others:

•	publishers generally offer these tools for free, or at a reduced price, as their primary compensation is via the sale of advertising on their own syndicated websites;
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

•	companies may enter our market by expanding their platforms or acquiring a competitor; and
•

potential customers may choose to develop or continue to use internal solutions rather than paying for our solutions or may choose to use a competitor’s solution that has different or additional technical capabilities.

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

Increasing our customer base and achieving broader market acceptance of our software platform will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new customers and our marketing organization to generate a sufficient pipeline of qualified sales leads. We may expand our sales team in order to increase revenues from new and existing customers and to further penetrate our existing markets and expand into new markets, but may not be able to attract and hire qualified sales personnel quickly enough or at all. Our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate, train or retain sufficient highly qualified sales personnel. In addition, we need to invest in lead generation activities to develop our pipeline of qualified opportunities for our sales force, which could increase our marketing expenses. If our lead generation activities do not increase our pipeline or if our sales force is unable to close opportunities at a high rate, then we may not generate an increase in revenues.

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Chinese Yuan, Euros, Japanese Yen and Singapore Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. If the U.S. Dollar strengthens relative to foreign currencies as it did during 2015 and 2016, our non-U.S. revenues would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of U.S. and foreign currency-denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. Over the last two years, we have experienced turnover in our senior management, including Bradley Kinnish recently joining our company as our Vice President of Finance and Chief Financial Officer. This lack of management continuity and turnover amongst our employees, which we have experienced recently, could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships, and could make recruiting for future management positions more difficult. In addition, we must successfully integrate any new senior management and other new personnel within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

Some features of our subscription services use cookies, which trigger the data protection requirements of certain foreign jurisdictions, such as the EU General Data Protection Regulation and the EU ePrivacy Directive. In addition, our services collect data about visitors’ interactions with our advertiser clients that may be subject to regulation under current or future laws or regulations. If our privacy or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, audits or other liabilities in such jurisdictions, or our advertisers may terminate their relationships with us. In addition, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, clients, or partners outside the United States. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign clients and partners are not able to lawfully transfer data to us.

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For instance, in connection with our acquisitions of Perfect Audience and SocialMoov, we issued shares of our common stock.

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

Our management determined that there was a material weakness in our internal control over financial reporting for the year ended December 31, 2016 because we did not maintain effective controls over the preparation and review of the annual income tax provision. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected in a timely basis. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, this material weakness arose during the review of the annual income tax provision in connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, where an error was identified that related to the accounting for changes in uncertain tax positions at one of our subsidiaries in France. Once this error was identified, an accounting adjustment was recorded to our liability for uncertain tax positions and the provision for income taxes, as well as the related income tax disclosures, on the consolidated financial statements for the year ended December 31, 2016. Although the error was identified prior to the completion of our 2016 consolidated financial statements, management determined that a design deficiency existed in a control intended to properly account for and present the accounting for income taxes in accordance with GAAP.

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

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (2) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (3) the date on which we issue more than $1.07 billion in non-convertible debt in a three-year period, or (4) December 31, 2018.

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

Starting in the fourth quarter of 2016 and continuing into the first half of 2017, the market capitalization of our publicly traded common stock sustained a decline to the extent that it fell below the book value of our net assets. We consider the stock price and any estimated control premium along with other operating conditions, such as revenue decline, as possible factors affecting the assessment of the fair value of our reporting unit for the purposes of performing any goodwill impairment test. Ultimately, based on the goodwill impairment test performed in the three months ended June 30, 2017, we identified and recorded impairment expense in the amount of $2.8 million for that period. No goodwill impairment was identified in the three months ended September 30, 2017. However, as additional facts, circumstances or assumptions change in the future, we may be required to record additional impairment charges to reduce the carrying value of our goodwill, intangible assets and other long-term assets.

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

From January 1, 2015 through September 30, 2017, the closing sales price of our common stock on the New York Stock Exchange ranged from $7.00 to $59.92 per share (retroactively adjusting for the one-for-seven reverse stock split, which became effective on October 5, 2017). Because our stock price has been volatile, investing in our common stock is risky.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

3.1	Certificate of Amendment to Certificate of Incorporation.	8-K	001-35838	10/5/2017

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents a management contract or compensatory plan.
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

MARIN SOFTWARE INCORPORATED

Dated: November 9, 2017	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2017	By:	/s/ Bradley W. Kinnish
Bradley W. Kinnish
Chief Financial Officer (Principal Financial and Accounting Officer)