Form 10-K
period 2017-12-31
MARIN SOFTWARE INC
filed 2018-03-01
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s Common Stock on the New York Stock Exchange of $9.10 on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2017, the aggregate market value of its shares held by non-affiliates was approximately $48 million. Shares of the Registrant’s Common Stock held by each executive officer and director were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2018, there were approximately 5,734,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2017, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

MARIN SOFTWARE INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

We provide a leading cross-channel, cross-device, enterprise marketing software platform for search, social and display advertising channels, offered as a software-as-a-service, or SaaS, solution for advertisers and agencies. Our platform is an analytics, workflow and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend across search, social and display advertising channels. Our software solution is designed to help our customers:

•	measure the effectiveness of their advertising campaigns through our proprietary reporting and analytics capabilities;
•

manage and execute campaigns through our intuitive user interface and underlying technology that streamlines and automates key functions, such as advertisement creation and bidding, across multiple publishers and channels; and

•	optimize campaigns across multiple publishers and channels based on market and business data to achieve desired revenue outcomes using our predictive bid management technology.

Advertisers use our platform to create, target and convert precise audiences based on recent buying signals from users’ search, social and display interactions. Our platform is integrated with leading publishers such as Amazon, Baidu, Bing, Facebook, Google, Instagram, Pinterest, Twitter, Yahoo! Gemini, Yahoo! Japan and Yandex. Additionally, we have integrations with more than 50 leading web analytics and advertisement-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

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

Our predictive bid management and optimization technology also allows advertisers to forecast outcomes and optimize campaigns across multiple publishers and channels to achieve their business goals. Our optimization technology can help advertisers increase advertisement spend on those campaigns, publishers and channels that are performing well while reducing investment in those that are not. This category of solutions, which we refer to as cross-channel bid and campaign optimization, helps businesses intelligently and efficiently measure, manage, and optimize their digital advertising spend to achieve desired business results.

We completed our acquisitions of SocialMoov S.A.S., or SocialMoov, and NowSpots, Inc., which conducted business as Perfect Audience, or Perfect Audience, in February 2015 and June 2014, respectively, to complement our product offerings. SocialMoov provides a software platform that offers advertisers and agencies social advertising tools designed to increase engagement and return on investment. Perfect Audience offers advertisers a SaaS demand-side platform to purchase display impressions and retarget audiences across the web, Facebook and Twitter. Perfect Audience expanded our cross-channel capabilities by adding new programmatic display and social advertising functionality while expanding our audience retargeting tools. The acquisition of SocialMoov is more fully described in Note 3 to the consolidated financial statements.

Headquartered in San Francisco, we were founded in 2006. The mailing address of our headquarters is 123 Mission Street, 27th Floor, San Francisco, California 94105 and our telephone number at that location is (415) 399-2580. Our customers collectively manage billions of dollars in advertising spend on our platform, which we believe makes us one of the largest providers of independent advertising cloud solutions.

Offered Solutions

Our cloud-based platform helps our customers to measure, manage and optimize their digital marketing campaigns to improve performance of their online advertising campaigns, realize efficiencies and time savings, and make better business decisions. We offer solutions for direct advertisers of all sizes and the agencies that represent them, including enterprise, mid-market or small businesses.   We offer SaaS solutions and managed services for search, social and display.

Search and Social

We offer two editions of our search and social platform that leverage the same underlying technology.

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

Our platform is comprised of the following modules:

•

Optimization. Our Optimization module helps advertisers manage bids across publishers to meet revenue goals and identify opportunities for campaign improvements, which we believe can improve financial performance and efficiencies. Forecasting capabilities help predict campaign performance, which simplifies the budgeting process for marketing departments.

•

Reporting and Analytics. Our Reporting and Analytics module enables advertisers to report results at a business level and analyze cross-channel performance trends, which we believe can lead to improved visibility and generate significant time savings.

•

Campaign Management. Our Campaign Management module provides the digital advertiser with a unified interface to create, manage and optimize campaigns across a broad range of publishers, creating greater efficiencies and increasing flexibility. Our goal is to complement and enhance the tools offered by these publishers to provide digital advertisers the ability to easily manage their campaigns on a global scale.

•

Connect. Our Connect module enables advertisers to automate and streamline the capture of revenue, cost and audience data from a range of sources such as advertisement servers, analytics systems, CRM platforms, publishers and third party databases. Through integrations across multiple data sources, our Connect module can help advertisers have a holistic picture of their digital advertising campaigns.

Display – Perfect Audience

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

Technology & Supporting Platform

We designed our cloud-based platform to support large global advertisers. The majority of our software is written in Java. Our hardware consists of industry-standard servers and network infrastructure. Our standard operating system is Linux. Our software platform is character-set, language, currency, and time-zone independent. Our technology platform has the following key benefits:

•

Scalability. Our platform is designed to handle billions of advertising units across thousands of advertisers, while delivering a responsive browsing and editing experience. If the number of advertisers and resulting computing and storage requirements changes, we can add or remove hardware to our platform to accommodate the demand.

•

Availability. Our customers are highly dependent on the availability of our platform, which is designed to be available 24x7, 365 days a year. We operate our own hardware and use third-party data centers that offer server redundancy, back-up communications and power and physical security.

•	Security. Our platform manages a large quantity of customer data. We employ technologies, policies and procedures to protect customer data. Our primary third-party data center has SOC 1 attestations.

We are in the process of upgrading our software platform, which we believe will cost-effectively extend the scalability, speed, resiliency and availability of our services and facilitate our ability to add new features to our products.

Customers

We market and sell our solutions to advertisers directly and through advertising agencies that use our platform on behalf of their customers. Advertisers that we serve through our relationships with agencies have historically represented between approximately one-third to one-half our overall revenues. There were no customers that accounted for greater than 10% of our revenues, net in 2017, 2016 or 2015.

Competition

The digital advertising cloud market is highly competitive, fragmented, and subject to changes in both technology and customer behavior. We face significant competition today and expect competition to intensify in the future. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new modules, features and services in a timely and efficient manner. We currently compete with large, well-established companies, such as Adobe Systems Incorporated, Facebook, Inc. and Google Inc. (through its wholly owned subsidiary DoubleClick), and privately-held companies, such as Kenshoo Ltd. We also compete with in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. We believe the principal competitive factors in our market include the following:

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

Apart from cross-channel platform competitors, we also compete with channel solutions in the display and social advertising markets. Competitors in the display advertising market include public companies such as Criteo S.A. and Sizmek, Inc., as well as privately held companies such as AdRoll Inc. and MediaMath, Inc., while in the social advertising market we compete with public companies such as Salesforce.com (through its wholly owned subsidiary Social.com) and privately-held companies such as Nanigans, Inc., Smartly.io Inc. and 4C Insights, Inc.

Our ability to remain competitive will largely depend on our ongoing performance in the areas of the quality, functionality and breadth of our solution and the availability and knowledgeability of our customer support.

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

Research and Development

Our research and development team is responsible for the design, development, and maintenance of our platform. Our research and development process emphasizes frequent, iterative and incremental development cycles. Within our research and development organizations, we have several project teams that focus on platform and feature development for our advertising cloud solutions. Each of these project teams includes engineers, quality engineers and product managers, as needed, responsible for the initial and ongoing development for their projects. Total research and development expense was $26.6 million, $27.8 million and $33.3 million and for the years ended December 31, 2017, 2016 and 2015, respectively.

Employees

As of December 31, 2017, we had a total of 433 regular full-time employees, including 177 employees located outside the United States. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

In January 2018, we initiated a restructuring plan designed to reduce operating expenses and to address our decline in revenues, and to better align our efforts to return to growth. As part of this restructuring plan and through ordinary attrition near the date of this restructuring plan, our headcount was reduced by 54 employees subsequent to December 31, 2017. This restructuring plan is more fully described in Note 17 of the accompanying consolidated financial statements.

Intellectual Property

Our intellectual property rights are a key component of our success. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights.

As of December 31, 2017, we had three issued patents and seven patent applications pending in the United States.

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

Available Information

The mailing address of our headquarters is 123 Mission Street, 27th Floor, San Francisco, California 94105 and our telephone number at that location is (415) 399-2580. Our website is www.marinsoftware.com. Through a link on the Investor Center section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are free of charge. The information posted to our website is not incorporated into this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, results of operations, cash flows, financial conditions and the trading price of our common stock.

Risks Related to Our Business

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $31.5 million and $16.5 million during 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $227.7 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2018 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flow, and may need to sell additional securities, borrow additional funds or reduce operating expenses to continue as a going concern.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives, and other business activities. We anticipate that increasing our market share for our current services through sales and marketing efforts, continuing development of new platform features and delivering efficient service to customers will require additional capital and expenditures. If we continue to burn cash without a corresponding increase to revenue, we will need to sell additional securities or borrow additional funds or reduce operating expenses through successful cost-cutting measures to continue as a going concern. There is no guarantee that we will be able to issue additional securities in future periods or borrow additional funds on commercially reasonable terms, or at all, in order to meet our cash needs. Further, there is no guarantee that we will be able to successfully reduce our operating expenses through successful cost-cutting measures. Our ability to continue as a going concern may be adversely affected if we are unable to raise additional cash or reduce our operating expenses.

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

Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. In addition, from time to time, we may need to make additional investments in product development to address market demands, which may increase our overall expenses and reduce our ability to achieve profitability. If we fail to implement these changes in a timely manner or are unable to implement them due to factors beyond our control, our business may suffer, our revenue may decline and we may not be able to achieve growth or profitability. We cannot be assured that we will be successful in addressing these and other challenges we may face in the future.

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

We currently depend on relationships with various publishers, including Amazon, Baidu, Bing, Facebook, Google, Instagram, Pinterest, Twitter, Yahoo! and Yahoo! Japan, as well as advertising exchange platforms and aggregators of advertising inventory, including Google’s DoubleClick Ad Exchange, Yahoo! Gemini, Facebook’s Exchange, Microsoft’s Ad Exchange, Twitter’s MoPub, OpenX, The Rubicon Project, PubMatic and AppNexus. Our subscription services interface with these publishers’ platforms through APIs, such as the Google AdWords API or Facebook API. We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs, particularly the Google AdWords API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

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

A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including, among others:

•	publishers generally offer their tools for free, or at a reduced price, as their primary compensation is via the sale of advertising on their own or syndicated websites;

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

Our operating results may be negatively affected if we are unable to recoup our upfront costs for onboarding new advertisers to our platform. Upfront costs when adding new advertisers generally include sales commissions for our sales force, expenses associated with entering customer data into our platform and other implementation-related costs. Because our customers, including direct advertisers and agencies, are billed over the term of the contract, if new customers sign contracts with short initial subscription periods and do not renew their subscriptions, or otherwise do not continue to use our platform to a level that generates revenues in excess of our upfront expenses, our operating results could be negatively impacted. In cases in which the implementation process is particularly complex, the revenues resulting from the customer under our contract may not cover the upfront investment, therefore if a significant number of these customers do not renew their contracts, it could negatively affect our operating results.

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

Any changes in service levels at the facility or any errors, defects, disruptions or other performance problems at or related to the facility that affect our services could harm our reputation and may damage our customers’ businesses. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have required software updates and patches to mitigate such vulnerabilities and such updates and patches may require severs to be offline and potentially slow their performance. Interruptions in our services might reduce our revenues, subject us to potential liability, or result in reduced usage of our platform. In addition, some of our customer contracts require us to issue credits for downtime in excess of certain levels and in some instances give our customers the ability to terminate their subscriptions.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. Over the last two years, we have experienced turnover in our senior management. This lack of management continuity and turnover amongst our employees that we have experienced recently could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships, and could make recruiting for future management positions more difficult. In addition, we must successfully integrate any new senior management and other new personnel within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For instance, in connection with our acquisition of SocialMoov, we issued shares of our common stock.

We identified a material weakness in our internal control over financial reporting in the year ended December 31, 2016 that has since been remediated. If we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management determined that there was a material weakness in our internal control over financial reporting during the year ended December 31, 2016 because we did not maintain effective controls over the preparation and review of the annual income tax provision. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected in a timely basis. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, this material weakness arose during the review of the annual income tax provision in connection with the preparation of our consolidated financial statements for the year ended December 31, 2016, where an error was identified that related to the accounting for changes in uncertain tax positions at one of our subsidiaries in France. Once this error was identified, an accounting adjustment was recorded to our liability for uncertain tax positions and the provision for income taxes, as well as the related income tax disclosures, on the consolidated financial statements for the year ended December 31, 2016. Although the error was identified prior to the completion of our 2016 consolidated financial statements, management determined that a design deficiency existed in a control intended to properly account for and present the accounting for income taxes in accordance with GAAP.

As further described in Part I, Item 4 “Controls and Procedures,” we developed a detailed plan to address the material weakness, and were successful in remediating it in the year ended December 31, 2017. However, there can be no assurance that we will not identify additional control deficiencies or material weaknesses in the future.

In addition, if we identify new material weaknesses in the future, if we are unable to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act (“Section 404”) in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (2) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (3) the date on which we issue more than $1.07 billion in non-convertible debt in a three-year period or (4) December 31, 2018.

Even if we exit emerging growth company status, many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $75 million of worldwide common equity held by non-affiliates.  In the event that we are still considered a smaller reporting company, at such time we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an emerging growth company or smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2026 and 2022 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Additionally, on December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and is generally effective for taxable years beginning after December 31, 2017. The TCJA is complex and includes significant amendments to the Code, including amendments that significantly change the value of our deferred tax assets related to net operating losses, and impose a mandatory one-time tax on the accumulated earnings of certain of our foreign subsidiaries. The application of accounting guidance for such items is currently uncertain, as compliance with the TCJA and the accounting for such provisions requires the accumulation of information not previously required or regularly produced. As a result, we have provided provisional estimates of the effect of the TCJA on our accompanying consolidated financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law and as we refine estimates in calculating its effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our deferred taxes, tax obligations and accounting for income taxes.

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

In the first half of 2017, the market capitalization of our publicly traded common stock sustained a decline to the extent that it fell below the book value of our net assets. We consider the stock price and any estimated control premium along with other operating conditions, such as revenue decline, as possible factors affecting the assessment of the fair value of our reporting unit for the purposes of performing any goodwill test. Ultimately, based on the goodwill impairment test performed in the three months ended June 30, 2017, we identified and recorded impairment expense in the amount of $2.8 million for that period. No goodwill impairment was identified in any subsequent period as of December 31, 2017. However, as additional facts, circumstances or assumptions change in the future, we may be required to record additional impairment charges to reduce the carrying value of our goodwill, intangible assets and other long-term assets.

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange has been volatile. Factors affecting the market price of our common stock include:

•

variations in, or forward looking guidance regarding, our revenues, gross margin, operating results, free cash flow, loss per share, revenue retention rates, annualized advertising spend on our platform, adjusted EBITDA and how these results compare to analyst and investor expectations;

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

From January 1, 2015 through December 31, 2017, the closing sales price of our common stock on the New York Stock Exchange ranged from $7.00 to $59.92 per share (retroactively adjusting for the one-for-seven reverse stock split, which became effective on October 5, 2017). Because our stock price has been volatile, investing in our common stock is risky.

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

Our corporate headquarters are located in San Francisco, California, where we occupy facilities totaling approximately 43,000 square feet under a lease which expires in July 2022. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. We sublease approximately 14,300 square feet of this property to an unrelated third party through an agreement that expires in December 2018.

We lease office space in Austin, Chicago, New York and Portland in the United States, and Australia, China, England, France, Germany, Ireland, and Japan, which we use principally for sales and marketing, research and development, administration, customer support and to deliver professional services locally. We operate two data centers at third-party facilities located in the United States and Ireland.

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

Market Price of Our Common Stock

Our common stock has traded on the New York Stock Exchange (“NYSE”) since March 22, 2013, under the symbol MRIN. Prior to this date, there was no public market for our common stock. The following tables set forth, for the periods indicated, the high and low sales price of our common shares as reported by the NYSE (retroactively adjusting for the one-for-seven reverse stock split, which became effective on October 5, 2017).

	High	Low
Year Ended December 31, 2017
First Quarter	$18.55	$10.50
Second Quarter	$13.30	$7.70
Third Quarter	$14.00	$7.00
Fourth Quarter	$14.80	$8.90

	High	Low
Year Ended December 31, 2016
First Quarter	$25.27	$18.90
Second Quarter	$21.91	$14.70
Third Quarter	$19.67	$16.24
Fourth Quarter	$17.50	$15.40

Holders of our Common Stock

As of February 15, 2018, there were 63 stockholders of record. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement” is incorporated into this report by reference).

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended December 31, 2017.

Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in March 2013.

Recent Issuer Purchases of Equity Securities

We made no purchases of equity securities during the quarter ended December 31, 2017.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph shows a comparison from March 22, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2017, of the cumulative total return for our common stock, the NYSE Composite Index, and the S&P 1500 Data Processing & Outsourced Services Index (retroactively adjusting for the one-for-seven reverse stock split, which became effective on October 5, 2017). The graph assumes an investment of $100 on March 22, 2013 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission (“SEC”) and are not intended to forecast or be indicative of possible future performance of our common shares.

Company / Index	3/22/13	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Marin Software Incorporated	$100	$73.14	$60.43	$25.57	$16.79	$11.17
NYSE Composite Index	100	116.92	124.81	119.71	134.00	159.09
S&P 1500 Data Processing & Outsourced Services	100	141.48	159.17	178.98	192.89	270.16

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

We derived the consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data includes the impact of our acquisitions.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Revenues, net	$74,991	$99,878	$108,530	$99,354	$77,315
Cost of revenues (1) (2) (3)	32,520	35,203	40,137	35,614	31,109
Gross profit	42,471	64,675	68,393	63,740	46,206
Operating expenses
Sales and marketing (1) (2) (3)	26,936	32,889	45,132	47,716	42,799
Research and development (1) (2) (3)	26,564	27,841	33,318	28,751	20,715
General and administrative (1) (2) (3)	16,444	19,890	22,391	21,257	17,028
Impairment of goodwill	2,797	—	—	—	—
Total operating expenses	72,741	80,620	100,841	97,724	80,542
Loss from operations	(30,270)	(15,945)	(32,448)	(33,984)	(34,336)
Interest expense, net	(137)	(129)	(118)	(177)	(453)
Other (expenses) income, net	(77)	998	222	(466)	(571)
Loss before (provision for) benefit from income taxes	(30,484)	(15,076)	(32,344)	(34,627)	(35,360)
(Provision for) benefit from income taxes	(1,007)	(1,404)	(1,005)	1,456	(492)
Net loss available to common stockholders	$(31,491)	$(16,480)	$(33,349)	$(33,171)	$(35,852)
Net loss per share available to common stockholders, basic and diluted (4) (5)	$(5.59)	$(3.01)	$(6.38)	$(6.79)	$(9.54)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted (4) (5)	5,638	5,474	5,225	4,887	3,758

(1)	Stock-based compensation included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenues	$822	$1,314	$1,171	$765	$887
Sales and marketing	827	1,281	2,537	1,895	1,304
Research and development	1,996	4,989	7,518	3,785	1,346
General and administrative	1,059	2,711	4,393	2,797	1,681
	$4,704	$10,295	$15,619	$9,242	$5,218

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenues	$971	$1,027	$1,033	$399	$—
Sales and marketing	877	934	921	261	—
Research and development	969	1,027	1,034	397	—
General and administrative	33	92	146	74	—
	$2,850	$3,080	$3,134	$1,131	$—

(3)	Restructuring related expenses included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenues	$—	$184	$173	$—	$—
Sales and marketing	—	348	718	—	—
Research and development	—	44	53	—	—
General and administrative	—	20	270	—	—
	$—	$596	$1,214	$—	$—

(4)	See Note 13 of the consolidated financial statements for an explanation of the calculations of basic and diluted net loss per share available to common stockholders.
(5)

All share and per share amounts of our common stock for all periods presented have been adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on October 5, 2017. See Note 2 of the consolidated financial statements for further information on this reverse stock split.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$27,544	$34,420	$37,326	$68,253	$104,407
Property and equipment, net	15,559	20,581	21,817	16,274	14,417
Total assets	83,369	107,093	116,192	128,307	137,377
Current portion of long-term debt	1,416	1,015	1,384	2,587	3,253
Long-term debt and capital lease obligations, less current portion	1,687	2,381	1,557	621	2,962
Total stockholders’ equity	62,783	87,598	94,131	106,117	115,344

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. References to “2017,” “2016” and “2015” refer to the year ended December 31, 2017, the year ended December 31, 2016 and the year ended December 31, 2015, respectively.

Overview

We provide a leading cross-channel, cross-device, enterprise marketing software platform for search, social and display advertising channels, offered as a software-as-a-service, or SaaS, solution for advertisers and agencies. Our platform is an analytics, workflow and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend across search, social and display channels. We market and sell our solutions to advertisers directly and through leading advertising agencies, and our customers collectively manage billions of dollars in advertising spend on our platform globally across a wide range of industries. Our solution is designed to help our customers:

•	measure the effectiveness of their advertising campaigns through our proprietary reporting and analytics capabilities;
•

manage and execute campaigns through our intuitive user interface and underlying technology that streamlines and automates key functions, such as advertisement creation and bidding, across multiple publishers and channels; and

•	optimize campaigns across multiple publishers and channels based on market and business data to achieve desired revenue outcomes using our predictive bid management technology.

We generate revenues principally from subscription contracts under which we provide advertisers with access to our search, social and display advertising management platform, either directly or through the advertiser’s relationship with an agency with whom we have a contract. In accordance with the subscription contracts, we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. Our search subscription contracts are generally one year or longer in length, while social and display contracts may vary in duration.

Under our subscription contracts with most of our direct advertisers and some of our independent agency customers, customers are contractually committed to a minimum monthly platform fee, which is payable on a monthly basis over the duration of the contract and is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our network advertising agency customers do not include a committed minimum monthly platform fee. In general, if our contractual arrangement is with an advertising agency, the advertiser is not a party to the terms of the contract. Accordingly, most advertisers through our agency customers do not have a commitment to use our services and the advertisers may be added or removed from our platform at the discretion of the respective agency. Historically, our revenues earned from advertising agency customers have ranged between approximately one-third and one-half of our overall revenues.

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

Our implementation and customer support personnel, as well as costs associated with our operating infrastructure, are included in our cost of revenues. We are leveraging our headcount and operating expenses to bring them in line with our revenues, while continuing to invest in our data center capacity and new platform features.

To grow revenues, we need to invest in (1) research and development to improve and further expand our platform and support for additional publishers and (2) sales activities by adding sales representatives globally to target new advertisers and agencies. These activities will require us to make investments, particularly in research and development and sales and marketing, and if these investments do not generate additional customers or additional advertising spend managed by our platform, our future operating results could be harmed.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 34%, 31% and 33% of total revenues for 2017, 2016 and 2015, respectively.

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform, which we currently use to service our customers. In September 2007, we launched Marin Enterprise, which targets large advertisers and agencies. We released Marin Professional Edition in March 2011, which targets mid-market advertisers and agencies. We have an iterative development process and we typically release new features every month. Additionally, we have expanded internationally since our incorporation, opening our Hamburg, Paris and Sydney offices in 2011, our Dublin and Tokyo offices in 2012 and our Shanghai office in 2013. We completed our acquisitions of SocialMoov S.A.S. and NowSpots, Inc., which conducted business as Perfect Audience, in February 2015 and June 2014, respectively, to complement our product offerings. The acquisition of SocialMoov is more fully described in Note 3 to the consolidated financial statements.

Components of Results of Operations

Revenues

We generate revenues principally from subscription contracts under which we provide advertisers with access to our search, social and display advertising management platform, either directly or through the advertiser’s relationship with an agency with whom we have a contract. Under these subscription contracts, we charge fees generally based upon the amount of advertising spend that our customers manage through our platform. Our search subscription contracts are generally one year or longer in length, while social and display contracts may vary in duration.

Under most of our contracts with advertising agencies, the advertiser is not a party to the terms of the contract. Accordingly, most advertisers operating through network agencies do not have a minimum commitment to use our services, and the advertisers may be added or removed from our platform at the discretion of the respective network agency. Under our subscription contracts with most direct advertisers and some of our independent agency customers, customers contractually commit to a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed.

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

We intend to continue to invest in our global services and capacity of our hosting service infrastructure. We expect that this investment should not only expand the breadth and depth of our cross-channel, cross-device, enterprise marketing software platform but also increase the efficiency of how we deliver these solutions. The level and timing of investment in these areas could affect our cost of revenues in the future.

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

We expect that, in the future, sales and marketing expenses will decrease year over year in absolute dollars as we seek to realign our cost structure with our future revenues.

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

Our research and development efforts are focused on enhancing our software architecture, adding new features and functionality to our platform and improving the efficiency with which we deliver these services to our customers. We expect that research and development expenses may decrease in absolute dollars as we seek to realign our cost structure with our future revenues.

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

We expect our general and administrative expenses to decrease in absolute dollars in future periods as we seek to align our cost structure with our future revenues.

Other Income (Expenses), Net and Interest Expenses, Net

Other income (expenses), net, primarily consists of sublease income and foreign currency transaction gains and losses. Interest expense, net, consists primarily of interest income earned on our cash equivalents offset by the interest expense related to our capital lease obligations.

(Provision for) Benefit from Income Taxes

The (provision for) benefit from income taxes consists of federal, state and foreign income taxes. Due to recent losses, we maintain a valuation allowance against our United States deferred tax assets as of December 31, 2017. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

The following table is a summary of our consolidated statements of operations for the specified periods and results of operations as a percentage of revenues for those periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods. Percentage of revenues figures are rounded and therefore may not subtotal exactly.

	Years Ended December 31,
	2017		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net	$74,991	100%	$99,878	100%	$108,530	100%
Cost of revenues (1) (2) (3)	32,520	43	35,203	35	40,137	37
Gross profit	42,471	57	64,675	65	68,393	63
Operating expenses
Sales and marketing (1) (2) (3)	26,936	36	32,889	33	45,132	42
Research and development (1) (2) (3)	26,564	35	27,841	28	33,318	31
General and administrative (1) (2) (3)	16,444	22	19,890	20	22,391	21
Impairment of goodwill	2,797	4	—	—	—	—
Total operating expenses	72,741	97	80,620	81	100,841	93
Loss from operations	(30,270)	(40)	(15,945)	(16)	(32,448)	(30)
Interest expense, net	(137)	—	(129)	—	(118)	—
Other (expenses) income, net	(77)	—	998	1	222	—
Loss before provision for income taxes	(30,484)	(41)	(15,076)	(15)	(32,344)	(30)
Provision for income taxes	(1,007)	(1)	(1,404)	(1)	(1,005)	(1)
Net loss	$(31,491)	(42)%	$(16,480)	(17)%	$(33,349)	(31)%

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenues	$822	$1,314	$1,171
Sales and marketing	827	1,281	2,537
Research and development	1,996	4,989	7,518
General and administrative	1,059	2,711	4,393
	$4,704	$10,295	$15,619

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenues	$971	$1,027	$1,033
Sales and marketing	877	934	921
Research and development	969	1,027	1,034
General and administrative	33	92	146
	$2,850	$3,080	$3,134

(3)	Restructuring related expenses included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenues	$—	$184	$173
Sales and marketing	—	348	718
Research and development	—	44	53
General and administrative	—	20	270
	$—	$596	$1,214

The following table sets forth our consolidated revenues by geographic area, as well as the related percentages of total revenues, for the specified periods.

	Years Ended December 31,
	2017		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net by geography
United States of America	$49,637	66%	$69,220	69%	$72,942	67%
International	25,354	34	30,658	31	35,588	33
Total revenues, net	$74,991	100%	$99,878	100%	$108,530	100%

Adjusted EBITDA

Adjusted EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software and intangible assets, the capitalization of internally developed software costs, the impairment of goodwill and long-lived assets, interest expense, net, the provision for income taxes, other income or expenses, net, and costs associated with acquisitions and restructurings. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(31,491)	$(16,480)	$(33,349)
Depreciation	4,758	6,035	6,993
Amortization of internally developed software	3,669	2,988	2,550
Amortization of intangible assets	2,850	3,080	3,134
Interest expense, net	137	129	118
Provision for income taxes	1,007	1,404	1,005
EBITDA	(19,070)	(2,844)	(19,549)
Impairment of goodwill	2,797	—	—
Stock-based compensation expense	4,704	10,295	15,619
Capitalization of internally developed software	(2,068)	(4,712)	(5,568)
Acquisition related expenses	—	40	635
Restructuring related expenses	—	596	1,214
Other expenses (income), net	77	(998)	(222)
Adjusted EBITDA	$(13,560)	$2,377	$(7,871)

Comparison of the Years Ended December 31, 2017 and 2016

Revenues

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenues, net	$74,991	$99,878	$(24,887)	(25)%

Revenues in 2017 decreased by $24.9 million, or 25%, as compared to 2016. During 2017, we experienced an increase in customer turnover, combined with a decrease in new customer bookings. In addition, we continued to encounter significant competition and related price pressure within our marketplace, further driving down our revenues, net. Revenues, net in 2017 are also inclusive of the out-of-period adjustment described in Note 2 to the consolidated financial statements, which resulted in a decrease in revenues, net, of $0.4 million due to corrections from prior periods.

Revenues in 2017 and 2016 from our U.S. locations represented 66% and 69%, respectively, of total revenues, net. There were no customers that accounted for greater than 10% of our revenues in either 2017 or 2016.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenues	$32,520	$35,203	$(2,683)	(8)%
Gross profit	42,471	64,675	(22,204)	(34)
Gross margin	57%	65%

Cost of revenues in 2017 decreased by $2.7 million, or 8%, as compared to 2016. This was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which led to decreases of $1.5 million in compensation and benefits expense, including stock-based compensation, and $0.3 million in allocated facilities and information technology costs as compared to 2016. We also experienced decreases of $0.4 million in both hosting costs, due to a decline in usage of our hosted platform, and in depreciation and amortization of internally developed software, due primarily to the nature and timing of internal projects as compared to 2016.

Our gross margin decreased to 57% during 2017, as compared to 65% during 2016. This was primarily due to our revenue declining during the year at a faster rate than the corresponding decrease in costs. Specifically, expenses for compensation and benefits, hosting, facilities and information technology and depreciation and amortization of internally developed software all declined in absolute dollars, but increased as a percentage of revenues in 2017, as compared to 2016.

Sales and Marketing

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$26,936	$32,889	$(5,953)	(18)%
Percent of revenues, net	36%	33%

Sales and marketing expenses in 2017 decreased by $6.0 million, or 18%, as compared to 2016. This decrease was primarily due to a reduction in the global sales support and marketing headcount, contributing to net decreases of $5.9 million in personnel-related costs, and $0.7 million in allocated facilities and information technology costs as compared to 2016. Additionally, sales and marketing expenses in 2016 are inclusive of $0.4 million in costs associated with the 2016 Restructuring Plan, as described in Note 4 to the consolidated financial statements. These decreases were partially offset by increases of $0.4 million in marketing costs, due primarily to increased events and trade shows, and $0.5 million in professional fees, due largely to increased usage of consultants and contractors, as compared to 2016.

Research and Development

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$26,564	$27,841	$(1,277)	(5)%
Percent of revenues, net	35%	28%

Research and development expenses in 2017 decreased by $1.3 million, or 5%, as compared to 2016. This primarily reflects a $3.0 million decrease in stock-based compensation expense driven by employee turnover and the decline in our stock price, partially offset by a $2.0 million increase in compensation and benefits expense, excluding stock-based compensation, due to an overall increase in the number of full-time research and development personnel. There was also a corresponding reduction in the number of contractors and consultants utilized during 2017, resulting in a $0.2 million decrease in professional fees.

General and Administrative

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$16,444	$19,890	$(3,446)	(17)%
Percent of revenues, net	22%	20%

General and administrative expenses in 2017 decreased by $3.4 million, or 17%, as compared to 2016. Compensation, benefits and other employee-related expenses decreased by $2.6 million during 2017, primarily due to reductions in headcount and stock-based compensation expense, driven by employee turnover and the decline in our stock price. Additionally, bad debt expense decreased $0.8 million as we improved efforts to collect on long outstanding balances, and facilities expense decreased $0.7 million as we consolidated office space in certain locations in the prior year, including New York. These decreases were partially offset by a $0.8 million increase in professional fees, largely driven by the retention of outside firms and consultants to assist with ongoing accounting matters, including the implementation of upcoming revenue recognition guidance, as described in Note 2 to the consolidated financial statements, and the remediation of the material weakness identified in 2016, as described in Part II, Item 9A, under the heading “Controls and Procedures”.

Impairment of Goodwill

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Impairment of goodwill	$2,797	$—	$2,797	100%
Percent of revenues, net	4%	—%

We recorded a goodwill impairment charge of $2.8 million during 2017. No goodwill impairment triggering events were identified in 2016. Refer to Notes 2 and 6 of the accompanying consolidated financial statements for additional information on this goodwill impairment.

Interest Expense, Net and Other (Expenses) Income, Net

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Interest expense, net	$(137)	$(129)	$(8)	6%
Other (expenses) income, net	(77)	998	(1,075)	(108)%

Interest expense, net primarily consists of interest charges on our capital lease obligations, partially offset by income from our cash equivalent money market funds.

Other (expenses) income, net, primarily consists of sublease income recorded under agreements for a portion of our San Francisco office space and our Portland office space, signed through December 2018 and May 2020, respectively, as well as foreign currency transaction gains and losses. During 2017, we earned sublease income of $1.1 million, which was offset by foreign currency transaction losses of $1.0 million and miscellaneous expenses of $0.1 million. This compared to 2016, when we earned sublease income of $0.8 million, with foreign currency transaction losses of less than $0.1 million.

Provision for Income Taxes

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Provision for income taxes	$(1,007)	$(1,404)	$397	(28)%

The provision for income taxes for 2017 totaled $1.0 million, primarily due to profits earned by our wholly owned foreign subsidiaries.

Comparison of the Years Ended December 31, 2016 and 2015

Revenues

	Years Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenues, net	$99,878	$108,530	$(8,652)	(8)%

Revenues in 2016 decreased $8.7 million, or 8%, as compared to 2015. This decrease reflects a decline in sales and advertising spend from new and existing customers, and customer turnover, particularly within network agencies. There were no customers that accounted for greater than 10% of our revenues in either 2016 or 2015.

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

Interest Expense, Net and Other Income, Net

	Years Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Interest expense, net	$(129)	$(118)	$(11)	9%
Other income, net	998	222	776	350%

Other income, net, primarily consists of sublease income recorded under agreements for portions of our San Francisco and Portland office spaces, signed in December 2015 and June 2016, respectively, as well as foreign currency transaction gains and losses. During 2016, sublease income totaled $0.8 million, while foreign exchange losses were less than $0.1 million.

Provision for Income Taxes

	Years Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Provision for income taxes	$(1,404)	$(1,005)	$(399)	40%

The provision for income taxes for 2016 totaled $1.4 million, primarily due to profits earned by our wholly owned foreign subsidiaries.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2017. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(in thousands)
Revenues, net	$17,692	$18,224	$18,742	$20,333	$22,924	$24,013	$25,753	$27,188
Cost of revenues (1) (2) (3)	7,733	8,256	8,207	8,324	8,451	8,668	8,894	9,190
Gross profit	9,959	9,968	10,535	12,009	14,473	15,345	16,859	17,998
Operating expenses
Sales and marketing (1) (2) (3)	6,920	6,630	6,710	6,676	6,916	7,581	9,285	9,107
Research and development (1) (2) (3)	6,108	6,672	6,646	7,138	6,520	6,268	7,044	8,009
General and administrative (1) (2) (3)	4,402	3,920	3,945	4,177	5,168	4,735	5,018	4,969
Impairment of goodwill	—	—	2,797	—	—	—	—	—
Total operating expenses	17,430	17,222	20,098	17,991	18,604	18,584	21,347	22,085
Loss from operations	(7,471)	(7,254)	(9,563)	(5,982)	(4,131)	(3,239)	(4,488)	(4,087)
Interest expense, net	(28)	(8)	(64)	(37)	(38)	(39)	(34)	(18)
Other income (expenses), net	259	(136)	(499)	299	366	188	411	33
Loss before (provision for) benefit from income taxes	(7,240)	(7,398)	(10,126)	(5,720)	(3,803)	(3,090)	(4,111)	(4,072)
(Provision for) benefit from income taxes	(31)	(151)	(419)	(406)	(793)	37	(307)	(341)
Net loss	$(7,271)	$(7,549)	$(10,545)	$(6,126)	$(4,596)	$(3,053)	$(4,418)	$(4,413)
Net loss per share available to common stockholders, basic and diluted (4)	$(1.28)	$(1.34)	$(1.87)	$(1.10)	$(0.83)	$(0.55)	$(0.81)	$(0.82)

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(in thousands)
Cost of revenues	$193	$166	$152	$311	$299	$285	$309	$421
Sales and marketing	218	197	200	212	198	162	422	499
Research and development	356	326	318	996	840	852	1,275	2,022
General and administrative	254	234	248	323	366	532	933	880
Total stock-based compensation expense	$1,021	$923	$918	$1,842	$1,703	$1,831	$2,939	$3,822

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(in thousands)
Cost of revenues	$239	$240	$245	$247	$247	$246	$263	$271
Sales and marketing	216	216	222	223	223	223	240	248
Research and development	239	239	244	247	247	246	263	271
General and administrative	5	5	10	13	13	15	28	36
Total amortization of intangible assets	$699	$700	$721	$730	$730	$730	$794	$826

(3)	Restructuring related expenses included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(in thousands)
Cost of revenues	$—	$—	$—	$—	$9	$24	$151	$—
Sales and marketing	—	—	—	—	135	2	211	—
Research and development	—	—	—	—	—	(4)	48	—
General and administrative	—	—	—	—	3	2	15	—
Total restructuring related expenses	$—	$—	$—	$—	$147	$24	$425	$—

(4)

All share and per share amounts of our common stock for all periods presented have been adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on October 5, 2017. See Note 2 of the consolidated financial statements for further information on this reverse stock split

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(as a % of revenues, net)
Revenues, net	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	44	45	44	41	37	36	35	34
Gross profit	56	55	56	59	63	64	65	66
Operating expenses
Sales and marketing	39	36	36	33	30	33	36	33
Research and development	35	37	35	35	28	26	27	29
General and administrative	25	22	21	21	23	20	19	18
Impairment of goodwill	—	—	15	—	—	—	—	—
Total operating expenses	99	95	107	88	81	78	83	81
Loss from operations	(42)	(40)	(51)	(29)	(18)	(13)	(17)	(15)
Interest expense, net	—	—	—	—	—	—	—	—
Other income (expenses), net	1	(1)	(3)	1	2	1	3	—
Loss before (provision for) benefit from income taxes	(41)	(41)	(54)	(28)	(17)	(13)	(16)	(15)
(Provision for) benefit from income taxes	—	(1)	(2)	(2)	(3)	—	(1)	(1)
Net loss	(41)%	(41)%	(56)%	(30)%	(20)%	(13)%	(17)%	(16)%

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”), we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into capital lease arrangements to fund capital purchases. As of December 31, 2017, our principal sources of liquidity were our unrestricted cash and cash equivalents of $27.5 million and our capital lease arrangements. The approximate weighted average interest rate on our outstanding borrowings as of December 31, 2017 was 6.0%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

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

We presently maintain cash balances in our foreign subsidiaries. As of December 31, 2017, we had $27.5 million of unrestricted cash and cash equivalents in aggregate, of which $17.4 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries. While our application of the accounting for the TCJA is ongoing and currently uncertain, we provisionally estimate that no such tax will be due, as our foreign subsidiaries have accumulated significant losses.

If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue tax liabilities to repatriate these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

Based on our current and anticipated level of operations, including our internal forecasts and projections, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our efforts to improve revenue performance, the timing and extent of spending to support product development efforts and the timing of introductions of new features and enhancements to our platform. To the extent that existing cash and cash equivalents are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Further actions to reduce costs may also be necessary, such as additional restructurings like the ones initiated in 2015, 2016 (see Note 4 of the accompanying consolidated financial statements) and January 2018 (see Note 17 of the accompanying consolidated financial statements).

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash (used in) provided by operating activities	$(4,870)	$6,081	$(6,510)
Net cash used in investing activities	(2,518)	(5,914)	(21,890)
Net cash used in financing activities	(1,452)	(745)	(1,865)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	1,964	(1,035)	(662)
Net decrease in cash and cash equivalents and restricted cash	$(6,876)	$(1,613)	$(30,927)

Operating Activities

Cash provided by or used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the operation of our business and the increase in the number of advertisers using our platform. Cash provided by or used in operating activities has typically been affected by net losses and further increased by changes in our operating assets and liabilities, particularly in the areas of accounts receivable, prepaid expenses and other current assets, deferred revenue, accounts payable and accrued expenses and other current liabilities, adjusted for non-cash expense items such as impairment of goodwill, depreciation, amortization, stock-based compensation expense, unrealized foreign currency gains or losses, provision for bad debts and deferred income tax expenses or benefits.

Cash used in operating activities in 2017 of $4.9 million was primarily the result of a net loss of $31.5 million, adjusted for non-cash expenses of $20.9 million, which primarily included impairment of goodwill, depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense, provision for bad debts and deferred income tax benefits. This was further offset by a $5.7 million net change in working capital items, most notably (1) a decrease in accounts receivable of $4.8 million due to the timing of related collections and changes in the estimated allowances for bad debts and credits; (2) an increase in prepaid expenses and other current assets, and other (non-current) assets, of $0.3 million related to the timing of related disbursements; (3) a decrease in deferred revenues of $0.3 million related to the timing of the collection of minimum fees at the start of our subscription agreements; and (4) an increase in accounts payable and accrued expenses and other current and non-current liabilities of $1.6 million due to the timing of related disbursements and customer advances.

Cash provided by operating activities in 2016 of $6.1 million was primarily the result of a net loss of $16.5 million, adjusted for non-cash expenses of $24.0 million, which primarily included depreciation, amortization, unrealized foreign currency gains or losses, stock-based compensation expense and deferred income tax expenses or benefits. This was further offset by $0.1 million in contingent consideration paid for the SocialMoov acquisition from 2015, and a $1.4 million net change in working capital items, most notably (1) a decrease in accounts receivable of $0.8 million due to the timing of related collections and changes in the estimated allowances for bad debts and credits; (2) a decrease in prepaid expenses and other current assets, and other (non-current) assets, of $0.2 million related to the timing of related disbursements; (3) a decrease in deferred revenues of $0.6 million related to the timing of the collection of minimum fees at the start of our subscription agreements; and (4) a net decrease in accounts payable and accrued expenses and other current and non-current liabilities of $1.7 million due to the timing of related disbursements and customer advances.

Cash used in operating activities in 2015 of $7.1 million was primarily the result of a net loss of $33.3 million, offset by non-cash expenses of $29.2 million, which primarily included depreciation, amortization, unrealized foreign currency gain or loss, stock-based compensation expense and deferred income tax expenses or benefits. These non-cash expenses increased due to capital expenses and additional equity awards related to continued investment in our business, as well as the acquisition of SocialMoov in February 2015. This was further offset by a $2.9 million net change in working capital items (exclusive of changes due to net liabilities assumed from the acquisition of SocialMoov in February 2015), most notably (1) an increase in accounts receivable of $3.0 million due to the increase in sales and the timing of related collections; (2) a decrease in prepaid expenses and other current assets, and other (noncurrent) assets, of $0.9 million related to the growth of our operations and timing of related disbursements; (3) a decrease in deferred revenues of $0.6 million related to the timing of the collection of minimum fees at the start of our subscription agreements; and (4) a net increase in accounts payable and accrued expenses and other current and noncurrent liabilities of $0.4 million due to the timing of related disbursements and customer advances.

Investing Activities

During 2017, 2016 and 2015, investing activities primarily consisted of purchases of property and equipment, including technology hardware and software to support our business, as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in property and equipment and developing our software platform for the foreseeable future. Investing activities during 2015 are also inclusive of cash paid for the acquisition of SocialMoov ($8.9 million, net of cash acquired of $1.2 million).

Financing Activities

Cash used in financing activities in 2017 totaled $1.5 million. This was primarily due to $1.2 million in net repayments under our capital lease arrangements and $0.6 million in employee taxes paid for withheld shares upon the settlement of equity awards, partially offset by $0.3 million of proceeds from contributions to our employee stock purchase plan.

Cash used in financing activities in 2016 totaled $0.7 million. This was primarily due to $1.4 million in net repayments under our capital lease arrangements and $0.4 million in employee taxes paid for withheld shares upon settlement of equity awards, partially offset by $1.1 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan.

Cash used in financing activities in 2015 totaled $1.9 million. This was primarily due to $3.6 million in net repayments under the loans assumed in the SocialMoov acquisition, our credit facility and our capital lease arrangements, and $0.6 million in employee taxes paid for withheld shares upon settlement of equity awards, partially offset by $2.4 million of proceeds from the exercise of stock options and contributions to our employee stock purchase plan.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, net of sublease income, and our capital leases for computer equipment. As of December 31, 2017, the future minimum payments under these commitments, were as follows:

	Payments Due By Period
	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Capital lease obligations	$3,103	$1,416	$1,675	$12	$—
Interest expense payments	240	160	80	—	—
Operating leases obligations, net	25,219	7,439	11,650	5,655	475
Total	$28,562	$9,015	$13,405	$5,667	$475

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of December 31, 2017.

In addition to the obligations in the table above, we have approximately $1.6 million of uncertain tax positions that have been recorded as liabilities as of December 31, 2017. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of December 31, 2017, other than operating leases and related subleases, as described in the Notes to the consolidated financial statements, and the irrevocable letter of credit described above.

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

We apply the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with our platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, we consider the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether we sell our subscription services without professional services. If the deliverables have stand-alone value, we account for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of December 31, 2017, we did not have stand-alone value for the professional services and training services. This is because we include professional services and training services with our subscription services and those services are not available from other vendors.

Stock-Based Compensation

We have awarded more restricted stock units (“RSUs”) than stock options in recent years. As a result, the expense from RSUs represents a larger portion of total stock-based compensation expense than the expense from stock options. We also recognize stock-based compensation expense from our employee stock purchase plan (“ESPP”), and have historically recognized expense from restricted shares issued as part of business combinations that were subject to vesting requirements (“restricted shares”). We measure and recognize expense for stock-based compensation based on the grant date fair value of the award and generally recognize the expense, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The fair value of our RSUs and restricted shares equals the market value of our common stock on the date of grant. Compensation expense for these awards is recognized on a straight-line basis over the requisite service period, which generally ranges between two to four years. As of December 31, 2017, we had no restricted shares outstanding, and no related stock-compensation expense will be recognized until additional restricted shares are issued.

We estimate the grant date fair value of our stock options using the Black-Scholes option pricing model on the date of grant, and the associated expense is recognized over the requisite service period, which is generally the vesting period, on a straight-line basis. Determining the fair value of stock options under this model requires judgment, including estimating the volatility, risk-free interest rate, expected term and estimated dividend yield, which are estimated as follows:

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

We have granted stock options with exercise prices equal to the fair market value of common stock, on the grant date. In addition, stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply an estimated forfeiture rate based on our historical forfeiture experience.

Future expense amounts for any particular period could be affected by changes in our assumptions or changes in market conditions.

Income Taxes

As a result of our current net operating loss position in the United States, income tax expense consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by wholly owned subsidiaries, along with state income taxes payable in the United States. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets (except for deferred tax assets associated with certain of our foreign subsidiaries), we have not historically recorded a provision for U.S. federal income taxes. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions. The Company has assessed the application of Internal Revenue Code Section 382 during the fourth quarter of 2017, and concluded no limitation currently applies, and the Company will continue to monitor activities in the future. In the event we have subsequent changes in ownership or profitability is delayed, net operating losses and research and development credit carryovers could be further limited and may expire unutilized.

As further discussed in Note 12 to the accompanying consolidated financial statements, on December 22, 2017, the United States enacted the TCJA, which institutes significant changes to U.S. tax laws. In accordance with the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”), we have recorded provisional estimates to reflect the effect of the provisions of the TCJA on our income tax assets and liabilities as of December 31, 2017. We continue to collect additional information to support and refine our calculations on the impact of these changes on our operations and recorded income tax assets and liabilities. The ultimate impact of the TCJA may differ from our provisional estimates due to the changes in the interpretations and assumptions we made, as well as additional regulatory guidance.

Allowance for Doubtful Accounts

We assess collectability based on a number of factors, including credit worthiness of the customer along with past transaction history; in addition, we perform periodic evaluations of our customers’ financial condition. Certain contracts with advertising agencies contain sequential liability provisions, where the agency does not have an obligation to pay until payment is received from the agency’s customers. In these circumstances, we evaluate the credit worthiness of the agency’s customers, in addition to the agency itself. Credit losses historically have not been material, which is directly attributable to our subscription-based services model, enabling us to immediately discontinue the availability of the services in question in the event of non-payment. Through December 31, 2017, we have not experienced any material credit losses.

Goodwill, Intangible Assets and Other Long-Lived Assets - Impairment Assessments

We review goodwill for impairment annually during the fourth quarter, and whenever events or changes in circumstances indicate its carrying value may not be recoverable, in accordance with authoritative accounting guidance. For the purposes of impairment testing, we have determined that we have one reporting unit. We perform the simplified goodwill impairment test, whereby we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then goodwill is considered impaired and a loss equal to that difference is recorded.

In the first half of 2017, the market capitalization of our common stock sustained a significant decline so that it fell below the book value of our net assets, triggering the need to conduct an interim goodwill impairment test. The outcome of this goodwill impairment test resulted in an impairment of goodwill of $2.8 million, recorded in the second quarter of 2017. Refer to Note 2 and Note 6 of the consolidated financial statements for further details on this goodwill impairment test. No goodwill impairment was identified in the period subsequent to the second quarter of 2017, including from the results of our annual impairment test in the fourth quarter.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of December 31, 2017, we had unrestricted cash and cash equivalents of $27.5 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2017 we had an aggregate of $3.1 million in borrowings outstanding, which consisted entirely of long-term capital lease obligations with fixed interest rates. The interest rates of our capital leases range from 5% to 8%. A hypothetical 10%

increase or decrease in interest rates relative to our current interest rates as of December 31, 2017 would not have a material impact on the fair values of all of our outstanding capital lease obligations, and would result in an insignificant impact to interest expense for 2017.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 34%, 31% and 33% during 2017, 2016 and 2015, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency (losses) gains included in determining net loss were $(1.0) million, less than $(0.1) million and $0.3 million during 2017, 2016 and 2015, respectively. Transaction gains and losses are included in other income (expenses), net.

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

The information in response to this item is included in our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, in Item 15 under the heading “Exhibits, Financial Statement Schedules,” and in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (“Exchange Act”) require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures.

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

Management, with the participation of our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the disclosure controls and procedures as of the end of the period. Based on such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Remediation of Material Weakness

As described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, an error was identified related to the accounting for changes in uncertain tax positions at one of our subsidiaries in France, and management ultimately determined that a design deficiency existed in a control intended to properly account for and present the accounting for income taxes in accordance with GAAP. As this control deficiency could have resulted in misstatements of the related income tax accounts, and such misstatement could have resulted in a material misstatement in our annual or interim consolidated financial statements, management concluded that the control deficiency constituted a material weakness.

To address and remediate the material weakness in internal control of financial reporting described above, we performed a comprehensive review of our related procedures and controls and took the following actions:

•	Modified and strengthened the accounting personnel structure, including the hiring of a new corporate controller, to bolster the execution and oversight of internal control policies and procedures;
•	Hired an experienced tax professional from an outside accounting firm to serve in an external tax director role at the Company; and
•	Implemented enhanced reconciliation procedures and management review controls surrounding the income tax provision, with the assistance of the new external tax director.

Management determined that the remediation actions described above were effectively designed and demonstrated effective operation for a sufficient period of time to enable us to conclude that the material weakness related to the accounting and presentation of income taxes in accordance with GAAP was remediated as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(1) Financial Statements

The following financial statements are presented in response to Part II, Item 8, under the heading “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

The supplementary financial information required by Item 8 is included in Part II, Item 7 under the heading “Quarterly Results of Operations Data,” which is incorporated herein by reference.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or the information is included in the accompanying consolidated financial statements or notes thereto.

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-35838	3.1	5/9/2013

3.2	Restated Bylaws.	10-Q	001-35838	3.2	5/9/2013

3.3	Certificate of Amendment to Certificate of Incorporation.	8-K	001-35838	3.1	10/5/2017

4.1	Form of Common Stock Certificate.	S-1/A	333-186669	4.1	3/15/2013

10.1	Form of Indemnification Agreement.					X

10.2#	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-186669	10.2	2/13/2013

10.3#	2013 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, and RSU award agreement.	S-1/A	333-186669	10.3	3/4/2013

10.4#	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-186669	10.4	3/4/2013

10.5	Master Services Agreement, dated as of August 3, 2009, by and between the Registrant and Switch Communications Group L.L.C.	S-1	333-186669	10.7	2/13/2013

10.6#	Form of Severance and Change in Control Agreement between the Registrant and each of the executive officers.	S-1/A	333-186669	10.9	3/11/2013

10.7#	Executive Bonus Compensation Plan.	10-K	001-35838	10.11	2/20/2015

10.8#	Offer Letter, dated May 4, 2014, by and between the Registrant and David. A. Yovanno.	8-K	001-35838	10.1	5/8/2014

10.9#	Description of Director Compensation Program.	10-K	001-35838	10.14	2/20/2015

10.10#	Offer Letter, dated as of July 1, 2015, by and between the Registrant and Catriona M. Fallon.	10-Q	001-35838	10.2	8/6/2015

10.11#	Transition and Separation Agreement, dated as of September 14, 2015, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.4	11/5/2015

10.12	Office Lease, dated as of January 7, 2011, by and between the Registrant and 123 Mission, LLC, as amended.	10-K	001-35838	10.16	2/23/2016

10.13#	Offer Letter, dated as of August 23, 2016, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.1	11/9/2016

10.14#	Offer Letter, dated March 17, 2017, by and between the Registrant and Bradley W. Kinnish.	8-K	001-35838	99.1	3/22/2017

10.15#	Letter Amendment to Offer Letter, dated June 26, 2017, by and between the Registrant and Bradley W. Kinnish.	10-Q	001-35838	10.1	8/10/2017

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

#	Represents a management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marin Software Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marin Software Incorporated and its subsidiaries (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2018

We have served as the Company's auditor since 2010.

Marin Software Incorporated

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$27,544	$34,420
Restricted cash	1,293	1,293
Accounts receivable, net	12,237	18,761
Prepaid expenses and other current assets	3,989	3,808
Total current assets	45,063	58,282
Property and equipment, net	15,559	20,581
Goodwill	16,768	19,318
Intangible assets, net	4,475	7,325
Other non-current assets	1,504	1,587
Total assets	$83,369	$107,093
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,826	$2,434
Accrued expenses and other current liabilities	10,015	8,362
Deferred revenues	459	795
Capital lease obligations	1,416	1,015
Total current liabilities	14,716	12,606
Capital lease obligations, non-current	1,687	2,381
Other long-term liabilities	4,183	4,508
Total liabilities	20,586	19,495
Commitments and contingencies (Note 15)
Stockholders' equity
Convertible preferred stock, $0.001 par value - 10,000 shares authorized, no shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value - 142,857 shares authorized, 5,729 and 5,542 shares issued, 5,729 and 5,541 outstanding at December 31, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	291,163	286,692
Accumulated deficit	(227,704)	(196,213)
Accumulated other comprehensive loss	(682)	(2,887)
Total stockholders' equity	62,783	87,598
Total liabilities and stockholders' equity	$83,369	$107,093

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues, net	$74,991	$99,878	$108,530
Cost of revenues	32,520	35,203	40,137
Gross profit	42,471	64,675	68,393
Operating expenses
Sales and marketing	26,936	32,889	45,132
Research and development	26,564	27,841	33,318
General and administrative	16,444	19,890	22,391
Impairment of goodwill	2,797	—	—
Total operating expenses	72,741	80,620	100,841
Loss from operations	(30,270)	(15,945)	(32,448)
Interest expense, net	(137)	(129)	(118)
Other (expenses) income, net	(77)	998	222
Loss before provision for income taxes	(30,484)	(15,076)	(32,344)
Provision for income taxes	(1,007)	(1,404)	(1,005)
Net loss	(31,491)	(16,480)	(33,349)
Foreign currency translation adjustments	2,205	(1,110)	(1,030)
Comprehensive loss	$(29,286)	$(17,590)	$(34,379)
Net loss per share available to common stockholders, basic and diluted	$(5.59)	$(3.01)	$(6.38)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	5,638	5,474	5,225
Stock-based compensation is allocated as follows (Note 11):
Cost of revenues	$822	$1,314	$1,171
Sales and marketing	827	1,281	2,537
Research and development	1,996	4,989	7,518
General and administrative	1,059	2,711	4,393
Amortization of intangible assets is allocated as follows (Note 6):
Cost of revenues	$971	$1,027	$1,033
Sales and marketing	877	934	921
Research and development	969	1,027	1,034
General and administrative	33	92	146
Restructuring related expenses are allocated as follows (Note 4):
Cost of revenues	$—	$184	$173
Sales and marketing	—	348	718
Research and development	—	44	53
General and administrative	—	20	270

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2014	5,026	$5	$253,251	$(146,392)	$(747)	$106,117
Issuance of common stock from exercise of vested stock options, vesting of restricted stock units and vesting of options and shares subject to repurchase (Note 10)	192	—	2,014	—	—	2,014
Tax withholding related to vesting of restricted stock units	—	—	(571)	—	—	(571)
Issuance of common stock under employee stock purchase plan	37	—	1,035	—	—	1,035
Issuance of unrestricted common stock in connection with acquisition of SocialMoov S.A.S.	91	—	4,338	—	—	4,338
Stock issuance costs incurred in connection with acquisition of SocialMoov S.A.S.	—	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	15,619	—	—	15,619
Repurchase of unvested shares	—	—	(2)	—	—	(2)
Stock-based compensation tax benefits	—	—	3	—	—	3
Net loss	—	—	—	(33,349)	—	(33,349)
Foreign currency translation adjustments and other, net	—	—	—	8	(1,030)	(1,022)
Balances at December 31, 2015	5,346	5	275,636	(179,733)	(1,777)	94,131
Issuance of common stock from exercise of vested stock options, vesting of restricted stock units and vesting of options and shares subject to repurchase (Note 10)	87	1	569	—	—	570
Tax withholding related to vesting of restricted stock units	—	—	(362)	—	—	(362)
Issuance of common stock under employee stock purchase plan	42	—	548	—	—	548
Issuance of unrestricted common stock in connection with acquisition of SocialMoov S.A.S.	66	—	—	—	—	—
Stock-based compensation expense	—	—	10,295	—	—	10,295
Net loss	—	—	—	(16,480)	—	(16,480)
Foreign currency translation adjustments and other, net	—	—	6	—	(1,110)	(1,104)
Balances at December 31, 2016	5,541	6	286,692	(196,213)	(2,887)	87,598
Issuance of common stock from vesting of restricted stock units and vesting of options and shares subject to repurchase (Note 10)	79	—	11	—	—	11
Tax withholding related to vesting of restricted stock units	—	—	(604)	—	—	(604)
Issuance of common stock under employee stock purchase plan	43	—	362	—	—	362
Issuance of unrestricted common stock in connection with acquisition of SocialMoov S.A.S.	66	—	—	—	—	—
Stock-based compensation expense	—	—	4,704	—	—	4,704
Net loss	—	—	—	(31,491)	—	(31,491)
Foreign currency translation adjustments and other, net	—	—	(2)	—	2,205	2,203
Balances at December 31, 2017	5,729	$6	$291,163	$(227,704)	$(682)	$62,783

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(31,491)	$(16,480)	$(33,349)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Impairment of goodwill	2,797	—	—
Depreciation	4,758	6,035	6,993
Amortization of internally developed software	3,669	2,988	2,550
Amortization of intangible assets	2,850	3,080	3,134
(Gain) loss on disposal of property and equipment	(11)	(3)	19
Unrealized foreign currency losses (gains)	986	(419)	(216)
Non-cash interest expense related to debt agreements	15	27	42
Stock-based compensation related to equity awards and restricted stock	4,704	10,295	15,619
Provision for bad debts	1,507	2,328	1,210
Deferred income tax benefits	(358)	(305)	(177)
Excess tax benefits from stock-based award activities	—	—	(3)
Payment of contingent consideration for prior acquisition	—	(93)	—
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	4,754	795	(2,986)
Prepaid expenses and other current assets	(268)	546	575
Other assets	(42)	(346)	348
Accounts payable	306	741	(1,597)
Deferred revenues	(346)	(628)	(625)
Accrued expenses and other liabilities	1,300	(2,480)	1,953
Net cash (used in) provided by operating activities	(4,870)	6,081	(6,510)
Investing activities
Purchases of property and equipment	(461)	(1,207)	(8,584)
Proceeds from disposal of property and equipment	11	5	—
Capitalization of internally developed software	(2,068)	(4,712)	(5,568)
Acquisition of business, net of cash acquired	—	—	(7,738)
Net cash used in investing activities	(2,518)	(5,914)	(21,890)
Financing activities
Repayments of capital lease obligations and other debt agreements	(1,160)	(1,436)	(3,649)
Debt issuance costs	—	—	(53)
Repurchases of unvested shares	—	—	(2)
Employee taxes paid for withheld shares upon equity award settlement	(604)	(362)	(571)
Proceeds from exercises of common stock options	—	390	1,439
Proceeds from employee stock purchase plan, net	312	663	968
Excess tax benefits from stock-based award activities	—	—	3
Net cash used in financing activities	(1,452)	(745)	(1,865)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	1,964	(1,035)	(662)
Net decrease in cash and cash equivalents and restricted cash	(6,876)	(1,613)	(30,927)
Cash and cash equivalents and restricted cash
Beginning of year	35,713	37,326	68,253
End of year	$28,837	$35,713	$37,326
Supplemental disclosures of other cash flow information
Cash paid for interest	$210	$189	$106
Cash paid for income taxes	1,491	728	404
Supplemental disclosure of non-cash investing and financing activities
Acquisition of equipment through capital leases	$852	$1,864	$2,350
Purchases of property and equipment recorded in accounts payable and accrued expenses	30	5	—
Issuance of common stock under employee stock purchase plan	362	548	1,035
Issuance of common stock in connection with acquisition of business	—	—	4,338

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Background

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cross-channel, cross-device, enterprise marketing software platform for search, social and display advertising channels, offered as a software-as-a-service, or SaaS, solution for advertisers and agencies. The Company’s platform enables digital marketers to improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: Austin, Chicago, Dublin, Hamburg, London, New York, Paris, Portland, Shanghai, Sydney and Tokyo.

References to “2017,” “2016” and “2015” shall mean the year ended December 31, 2017, the year ended December 31, 2016 and the year ended December 31, 2015, respectively. All amounts presented in these notes to the consolidated financial statements are in thousands, except where noted.

2. Summary of Significant Accounting Policies

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006 and management expects such losses to continue over the next several years. The Company experienced net losses of $31,491, $16,480 and $33,349 during 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company had an accumulated deficit of $227,704. The Company had cash, cash equivalents and restricted cash of $28,837 as of December 31, 2017. Management expects to incur additional losses and experience negative cash flows in the future. To continue to fund operations, including research and development, the Company will need to increase revenues, lower costs and/or raise additional capital. The Company believes that its cash, cash equivalents and restricted cash will provide sufficient funds for the Company to continue as a going concern for at least 12 months from the date of issuance of these consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Reclassifications

When necessary, reclassifications have been made to prior period financial information to conform to the current year presentation.

Reverse Stock Split and Reduction in Authorized Shares

On October 5, 2017, the Company effected a reverse stock split of its outstanding common stock. As a result of the reverse stock split, each seven outstanding shares of the Company’s common stock were combined into one outstanding share of common stock, without any change in par value. The common stock began trading on the New York Stock Exchange on a split-adjusted basis on October 6, 2017. No fractional shares were issued in connection with the reverse stock split and the Company paid in cash the fair value of such fractional shares.

On October 5, 2017, the Company also effected a reduction in the Company’s authorized shares of common stock, from 500,000 shares to 142,857 shares. There was no change to the number of authorized shares of convertible preferred stock, which remained at 10,000 shares.

All share and per share amounts of the Company’s common stock, as well as stock options and restricted stock units (“RSUs”), included in the accompanying consolidated financial statements have been adjusted to give effect to the reverse stock split for all periods presented. In addition, as a result of the reverse stock split, the Company reclassified an amount equal to the reduction in common stock at par value to additional paid-in capital on its consolidated balance sheets.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations and if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowances for doubtful accounts and customer credits, the carrying value of long-lived assets (including goodwill and intangible assets), the useful lives of long-lived assets, the accounting for income taxes, and stock-based compensation.

Certain Significant Risks and Uncertainties

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control that could have a material adverse effect on the Company’s business, operating results, and financial condition. These risks include, among others, the Company’s history of losses and negative cash flows; the highly competitive environment in which the Company operates; the ability to maintain and increase usage rate of the Company’s platform and the ability for the Company to increase demand for its solutions.

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

As of December 31, 2017 and 2016, no single customer accounted for 10% or more of net accounts receivable. No single customer accounted for 10% or more of consolidated revenues, net during the years ended December 31, 2017, 2016 and 2015.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds, which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. Cash equivalents were $8,831 and $15,657 as of December 31, 2017 and 2016, respectively.

Restricted cash consists of deposits held with a financial institution to secure the Company’s non-cancelable lease for its corporate headquarters in San Francisco (see Note 8).

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value because of the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities, and in consideration of the Company’s credit risk profile, the carrying value of outstanding capital lease obligations (Note 8) approximates fair value (level 2 within the fair value hierarchy).

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

Allowance for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. The following are changes in the allowance for doubtful accounts during 2017, 2016 and 2015, respectively.

	Years Ended December 31,
	2017	2016	2015
Balances at beginning of year	$3,510	$2,188	$989
Additions to expense	1,507	2,328	1,210
Additions against goodwill	—	—	442
Write-offs and other deductions	(989)	(1,006)	(453)
Balances at end of year	$4,028	$3,510	$2,188

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of December 31, 2017 and 2016, the Company recorded an allowance for potential customer credits in the amount of $799 and $1,947, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. For 2017, 2016 and 2015, the Company capitalized $2,068, $4,712, and $5,568 of costs related to internally developed software, respectively. Amortization of capitalized costs related to internally developed software was $3,669, $2,988, and $2,550 for 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, unamortized internally developed software costs totaled $8,617 and $10,218, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

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

The Company evaluates goodwill for impairment in the fourth quarter of its fiscal year annually, or more frequently if events or changes in circumstances indicate that these assets may be impaired. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs its goodwill impairment test using the simplified method, whereby the fair value of this reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then goodwill is considered impaired by an amount equal to that difference.

In the first half of 2017, the market capitalization of the Company’s common stock sustained a significant decline so that it fell below the book value of the Company’s net assets, triggering management to conduct an interim goodwill impairment test at that time. The outcome of this goodwill impairment test resulted in an impairment of goodwill of $2,797, which was recorded in the consolidated financial statements during the three months ended June 30, 2017. Refer to Note 6 for further details of the Company’s goodwill impairment assessment.

In the second half of 2017, the market capitalization of the Company’s common stock rose above the book value of the Company’s net assets. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, any estimated control premium and other operating conditions. Ultimately, no goodwill impairment triggering events were identified in any period subsequent to June 30, 2017, including the Company’s annual goodwill impairment test in the fourth quarter.

It is reasonably possible that the Company will not be able to achieve its goals of growing revenues and generating positive cash flows by increasing its customer base and reducing customer turnover. If this were the case, it could result in a further decline in the market capitalization of the Company’s common stock and lead to additional goodwill impairment triggering events. If the Company determines that its goodwill is impaired, it would be required to record a non-cash charge that may or may not be material to its consolidated financial statements.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, excluding goodwill, for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment loss is recognized only if the carrying value of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses during 2017, 2016 or 2015.

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

Revenue Recognition

The Company generates revenues principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, social and display advertising. The Company’s subscription agreements are generally one year or longer in length. The Company’s subscription fee under most contracts is variable based on the value of the advertising spend that the Company’s advertisers manage through the Company’s platform and is generally invoiced on a monthly basis. Contracts with direct advertisers and certain contracts with independent advertising agencies also include a minimum monthly fee that is payable over the duration of the contract. The Company’s customers do not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. The Company commences revenue recognition for both direct advertisers and advertising agencies when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;
•	the Company’s platform is made available to the customer;
•	the fee is fixed or determinable, and;
•	collection is reasonably assured.

The Company recognizes the total minimum fee for both direct advertisers and independent advertising agencies, where applicable, over the duration of the contract, commencing on the date that the Company’s platform is made available to the customer, provided revenues recognized do not exceed amounts that are invoiced and due. The variable fee, which is based on a percentage of the value of the advertising spend managed through the Company’s platform, is recognized once the amount is fixed or determinable, which is generally on a monthly basis concurrent with the issuance of the customer invoice. Signed contracts are used as evidence of an arrangement. The Company assesses collectability based on a number of factors such as past collection history with the customer and creditworthiness of the customer. Certain agreements with advertising agencies also contain sequential liability provisions, which provide that the agency has no obligation to pay the Company until the agency receives payment from its customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself, to conclude whether or not collectability is reasonably assured. If the Company determines collectability is not reasonably assured, the Company defers the revenue recognition until collectability becomes reasonably assured.

The Company applies the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. Professional services and training, when sold with the Company’s platform subscription services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription services, the Company considers the following factors: availability of the services from other vendors; the nature of the services; the dependence of the subscription services on the customer’s decision to buy the professional services; and whether the Company sells the Company’s subscription services without professional services. If the deliverables have stand-alone value, the Company accounts for each deliverable separately and revenues are recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have stand-alone value, the deliverables that do not have stand-alone value are combined with the final deliverables within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are recognized over the period of the contract commencing upon delivery of the final deliverable. As of December 31, 2017, the Company did not have stand-alone value for the professional services and training services. This is because the Company includes professional services and training services with the Company’s subscription services and those services are not available from other vendors.

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

Fair values of stock option awards are determined on the date of grant using the Black-Scholes option-pricing model. In applying this option-pricing model, the Company’s determination of the fair value of the stock option award on the date of grant is affected by the Company’s fair value of its common stock, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility and the optionholders’ actual and projected stock option exercise and employment termination behaviors.

RSUs are measured based on the fair market values of the underlying common stock on the dates of grant. Shares of common stock are issued on the vesting dates.

For stock option and RSU awards with time-based vesting, the Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss. Advertising and promotion expense totaled $758, $876, and $1,000 for 2017, 2016 and 2015, respectively.

Sales Taxes

Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and thus excluded from revenues.

Foreign Currency

For international subsidiaries whose functional currency is not the United States Dollar, we re-measure the monetary assets and liabilities of these subsidiaries to United States Dollars using rates of exchange in effect at the balance sheet date. Nonmonetary assets and liabilities are re-measured to United States Dollars using historical exchange rates, and other accounts are re-measured using average exchange rates in effect during each period presented. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets, and related periodic movements are summarized as a line item in the consolidated statements of comprehensive loss.

The Company records net gains and losses resulting from foreign exchange transactions as a component of other income (expenses), net. Aggregate foreign currency (losses) gains included in determining net loss were $(1,029), $(3) and $256 during 2017, 2016 and 2015, respectively.

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

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes changes to the liabilities that are considered appropriate. The Company would recognize interest and penalties related to uncertain tax positions as income tax expense, though no such amounts were recognized in 2017, 2016 or 2015. As the Company maintained a full valuation allowance against its deferred tax assets in the United States, the adjustments resulted in no additional tax expense in 2017. The Company does not expect that changes in the liability for uncertain tax positions for the next twelve months will have a material impact on the Company’s consolidated financial position or results of operations.

See Note 12 for information related to the enactment of the Tax Cuts and Jobs act in December 2017.

Out of Period Adjustment

During the year ended December 31, 2017, the Company recorded an out-of-period adjustment to correct previously overstated revenues related to its display product offering. These overstated revenues had accumulated since the Company’s acquisition in June 2014 of NowSpots, Inc., which conducted business as Perfect Audience, and the out-of-period adjustment resulted in a decrease to revenues in the amount of $400 for the year ended December 31, 2017. Management determined that this adjustment was not material to the Company’s consolidated financial statements for the year ended December 31, 2017, nor to any previously issued consolidated financial statements.

Recent Accounting Pronouncements Adopted in 2017

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (Topic 350), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this standard for the second quarter of 2017, and applied the guidance to its interim goodwill impairment test at that time. Refer to Note 6 for details of the interim goodwill impairment test performed during the three months ended June 30, 2017.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718), which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. ASU 2016-09 has separate transition guidance for each element of the new standard. The Company adopted this standard in the first quarter of 2017, and it did not result in a net cumulative-effect adjustment to accumulated loss, as the previously unrecognized net operating loss carryforwards, attributable to excess tax benefits on stock compensation expense in the amount of $1,423 was fully offset by an increase in the valuation allowance as of January 1, 2017. For the year ended December 31, 2017, the Company recognized all excess tax benefits and tax deficiencies in the provision for income taxes as a discrete item. In addition, the Company elected to continue to account for forfeitures by estimating forfeitures over the course of a vesting period.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize most leases on the balance sheet as lease assets and lease liabilities, as well as disclose both quantitative and qualitative key facts regarding leasing arrangements. This new standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 will have on the consolidated financial statements, as well as the expected adoption method.

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

The Company will adopt the new guidance on January 1, 2018 using the modified retrospective approach, which will result in an adjustment to accumulated deficit for the cumulative effect of applying this standard to contracts in process as of the adoption date. Under this approach, the Company will not revise the prior financial statements presented, but will provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as a result of applying the new revenue guidance. This will include a qualitative explanation of the significant changes between the reported results under the revenue standard and the previous guidance.

The Company has substantially completed its assessment of the potential impact this guidance will have on its consolidated financial statements and related disclosures. Based on that assessment, the Company currently expects the most significant impact of this new guidance will be the capitalization of costs to both obtain and fulfill contracts, which are expected to result in adjustments of approximately $1,800 and $900, respectively, to decrease the opening balance of Accumulated deficit upon adoption. Under previous accounting guidance, these costs were expensed as incurred. The Company also expects to begin recognizing breakage revenues from its arrangements with customers that prepay their advertising spend via credit card, based on historical breakage percentages. The Company does not expect the new guidance to have any further impact on its subscription revenues, as the identified performance obligations are substantially comparable to the deliverables and units of accounts identified under previous guidance.

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

SocialMoov S.A.S.

On February 12, 2015, pursuant to the terms of a Share Purchase Agreement, the Company acquired all outstanding shares of capital stock of SocialMoov S.A.S. (“SocialMoov”), with SocialMoov surviving as a wholly owned subsidiary of the Company. Based in Paris, France, SocialMoov is a provider of social advertising tools for advertisers and agencies.

In 2016, the Company completed the valuation of the fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the acquisition date, and the results of operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements since the acquisition date.

The total purchase price for the acquisition was $13,288, which consisted of 91 shares of the Company’s common stock valued at $4,337 upon the closing date using the weighted average of the Company’s closing date stock price for a short period of time preceding the closing date of the acquisition, $8,858 in cash and $93 in cash paid as contingent consideration in 2016. Of the total purchase price, $2,006 was attributed to the fair value of net liabilities assumed, $1,120 was cash acquired, and $6,140 was the fair value of intangible assets acquired, with $8,034 as residual goodwill. The goodwill is primarily attributable to synergies expected to arise from the acquisition and is not deductible for tax purposes.

In addition, the Company agreed to issue 132 shares of common stock, valued at $6,487 upon the closing date of the acquisition using the Company’s closing date stock price immediately preceding the acquisition, to existing employee shareholders of SocialMoov in connection with the acquisition, which were conditioned upon such employees’ continuous employment with the Company. These shares were excluded from the purchase consideration and were recognized as post-acquisition stock-based compensation expense over the employees’ requisite service periods. The Company issued half of these shares in February 2016 and the remaining half in February 2017. The Company also granted RSUs representing 31 shares of common stock, valued at $959 using the Company’s grant date stock price, with time-based vesting to employees of SocialMoov that continued employment with the Company subsequent to the acquisition. The Company recognizes compensation expense equal to the grant date fair value of the common stock or stock-based awards on a straight-line basis over the employees’ requisite service periods.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and residual goodwill from the acquisition of SocialMoov (in thousands, except years):

	Estimated Fair Value	Estimated Useful Life
Tangible assets acquired	$2,741	N/A
Liabilities assumed (Note 8)	(3,627)	N/A
Developed technology	3,800	5 years
Customer relationships	2,080	4 years
Tradename	260	3 years
Goodwill	8,034	Indefinite
Total purchase price	$13,288

The values assigned to the intangible assets are based in part on a third-party valuation analysis, which includes estimates and judgments regarding expectations for success and the life cycle of solutions and technologies acquired.

4. Restructuring Activities

2016 Restructuring Plan

During 2016, the Company executed an organizational restructuring (the “2016 Restructuring Plan”) primarily to improve cost efficiencies and effectiveness in sales. The Company recorded $596 of restructuring related expenses in connection with the 2016 Restructuring Plan for the year ended December 31, 2016. Actions pursuant to the 2016 Restructuring Plan were complete as of December 31, 2016, and there were no associated costs during the year ended December 31, 2017.

2015 Restructuring Plan

During 2015, the Company executed organizational restructurings (the “2015 Restructuring Plans”) primarily to improve cost efficiencies and realign its sales, customer success and marketing operations. The Company recorded $1,214 of restructuring related expenses in connection with the 2015 Restructuring Plans for the year ended December 31, 2015. Actions pursuant to the 2015 Restructuring Plans were complete as of December 31, 2015, and there were no associated costs during the years ended December 31, 2017 and 2016.

5. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		December 31,
	Estimated Useful Life	2017	2016
Computer equipment	3 years	$29,938	$28,905
Software, including internally developed software	3 years	23,389	21,323
Leasehold improvements	Shorter of useful life or lease term	4,617	4,613
Office equipment, furniture and fixtures	3 to 5 years	2,127	2,284
		60,071	57,125
Less: Accumulated depreciation and amortization		(44,512)	(36,544)
		$15,559	$20,581

Depreciation and amortization of internally developed software for 2017, 2016 and 2015 was $8,427, $9,023, and $9,543, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2017	2016
Accrued salary and payroll-related expenses	$4,372	$3,894
Accrued accounts payable	2,161	1,915
Customer advances	2,003	1,582
Deferred rent	475	408
Sales and use tax payable	341	210
Income taxes payable	142	—
Other	521	353
	$10,015	$8,362

6. Goodwill and Intangible Assets

The goodwill balance as of December 31, 2017 of $16,768 was the result of prior business acquisitions, including as disclosed in Note 3 of these consolidated financial statements. Due to a continued stock price decline, the Company’s market capitalization decreased to a value below the net book value of the Company’s net assets during the second quarter of 2017, triggering the Company to perform an interim goodwill impairment test at that time. Effective April 1, 2017, the Company early adopted ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (Topic 350), which eliminates the requirement to compute the implied fair value of goodwill to test for impairment. Instead, a goodwill impairment is measured as the amount by which the carrying amount of a reporting unit exceeds its fair value.

For the purposes of the goodwill impairment test performed during the three months ended June 30, 2017, the Company estimated the fair value of its sole reporting unit using the market approach. Under the market approach, the Company utilized the market capitalization of its fully diluted common stock, and applied an estimated control premium based on an analysis of control premiums paid in acquisitions of companies in the same or similar industries as the Company. Because the significant inputs used in this analysis are readily available from public markets or can be derived from observable market transactions, they have been classified as level 2 within the fair value hierarchy (Note 7). Based on this approach, the Company determined that the carrying value of its sole reporting unit exceeded its fair value by $2,797, which has been recorded as an impairment of goodwill in the consolidated financial statements for the year ended December 31, 2017.

No goodwill triggering events were identified during the six months ended December 31, 2017, including the Company’s annual goodwill impairment test in the fourth quarter.

The activity for the year ended December 31, 2017 consisted of the following:

Balance at December 31, 2016	$19,318
Impairment	(2,797)
Foreign currency translation adjustments	247
Balance at December 31, 2017	$16,768

Intangible assets consisted of the following as of the dates presented (in thousands except years):

	December 31, 2017	December 31, 2016	Estimated Useful Life
Developed technology	$9,910	$9,910	5 to 6 years
Customer relationships	3,370	3,370	4 years
Non-compete agreements and tradenames	1,390	1,390	2 to 3 years
	14,670	14,670
Less: accumulated amortization	(10,195)	(7,345)
	$4,475	$7,325

Amortization expense for 2017, 2016 and 2015 was $2,850, $3,080, and $3,134.

Future estimated amortization of intangible assets as of December 31, 2017 is presented below:

Year ending December 31, 2018	$2,537
Year ending December 31, 2019	1,843
Year ending December 31, 2020	95
$4,475

7. Fair Value Measurements

Account balances measured at fair value on a recurring basis include the following as of the dates presented:

	December 31,
	2017			2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$8,831	$—	$—	$15,657	$—	$—

The Company’s cash equivalents as of December 31, 2017 and 2016 consisted of money market funds that are classified as level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, amounts of $18,713 and $18,763, respectively, were held in bank deposits.

8. Debt

Revolving Credit Facility

In July 2015, the Company entered into an amendment to an existing revolving credit facility (“Revolving Credit Facility”) agreement with Silicon Valley Bank to increase the related borrowing limits up to the lesser of $20,000 or 80% of the Company’s eligible accounts receivable. Also, the expiration date of the Revolving Credit Facility was extended to July 31, 2017, and the annual interest rate was amended to (a) the prime rate or (b) the London interbank offered rate then in effect, plus a margin of 2.75%, payable on a monthly basis. The amendment contained affirmative and negative covenants, including covenants related to the delivery of financial and other information, the maintenance of certain financial covenants, as well as limitations on dispositions, changes in business or management, mergers or consolidations, dividends and other corporate actions.

In December 2016, the Company terminated the Revolving Credit Facility prior to its expiration. No amounts were outstanding pursuant to the Revolving Credit Facility at the date of termination.

Capital Lease Arrangements

At various dates between August 2015 and September 2017, the Company entered into nine separate capital lease arrangements with an equipment manufacturer to finance the acquisition of additional computer equipment. These leases have effective annual interest rates between 5.7% and 7.9% and are repayable in 36 to 48 consecutive equal monthly installments of principal and interest. At the end of the lease periods for these capital lease arrangements, the Company has the option to purchase the underlying equipment at the estimated fair market value or for a nominal amount.

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

As of December 31, 2017 and 2016, the net book value of the computer equipment under all capital leases was $2,861 and $3,158, respectively, and the remaining principal balance payable was $3,103 and $3,411, respectively. The capital leases are collateralized by the underlying computer equipment.

The maturities of capital lease obligations as of December 31, 2017 are as follows:

Year Ending
December 31, 2018	$1,416
December 31, 2019	1,137
December 31, 2020	538
December 31, 2021	12
3,103
Less:
Current portion	(1,416)
Capital lease obligations, non-current	$1,687

In connection with the acquisition of SocialMoov in February 2015 (Note 3), the Company assumed outstanding debt totaling approximately $1,043, which consisted primarily of individual loans payable to (a) an agency of the French government, (b) a French public-sector investment bank and (c) a French private-sector financial institution. These loans were fully repaid during the year ended December 31, 2015.

In December 2014, the Company entered into a standby letter of credit agreement for $1,293 with Silicon Valley Bank in connection with the non-cancelable lease for the Company’s corporate headquarters in San Francisco. Following the termination of the Revolving Credit Facility in December 2016, the Company was required to separately restrict from use $1,293 in cash held at Silicon Valley Bank to secure this letter of credit. This balance has been classified as restricted cash on the consolidated balance sheets.

9. Common Stock

As of December 31, 2017 and 2016, the Company’s amended certificate of incorporation authorizes the issuance of 142,857 shares of $0.001 par value common stock, and 10,000 shares of $0.001 par value convertible preferred stock. Reserved shares of common stock are as follows for the dates presented:

	December 31,
	2017	2016
Options or RSUs available for future grant under stock option plans	999	839
Options outstanding under stock option plans	436	536
RSUs outstanding under stock option plans	568	429
Shares available for future issuance under employee stock purchase plan	182	170
Shares to be issued in connection with acquisition of SocialMoov	—	66
	2,185	2,040

10. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”). The 2006 Plan provides for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-employee directors and consultants. The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Board. The term of options granted under the 2006 Plan may not exceed 10 years. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares of common stock are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares of common stock subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2006 Plan’s early exercise feature, the Company had the right to repurchase zero and one share of common stock as of December 31, 2017 and 2016, respectively. The Company records cash received from the exercise of unvested stock options as a long-term liability, as well as the fair value of vested outstanding options to non-employee consultants. As of December 31, 2017 and 2016, $4 and $41, respectively, has been recorded as a long-term liability on the accompanying consolidated balance sheets.

In February 2013, the Board and stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan at the time the 2013 Plan became effective were eligible for issuance under the 2013 Plan. The 2013 Plan became effective on March 21, 2013, at which time the Company ceased to grant equity awards under the 2006 Plan. The 2013 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first 10 calendar years through 2023, the number of shares of common stock reserved under the 2013 Equity Incentive Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to the terms of the 2013 Plan, the shares available for issuance increased by approximately 286 shares of common stock on January 1, 2018.

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

A summary of activity under the 2006 Plan and the 2013 Plan is as follows (in thousands, except per share amounts and years):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	911	$55.93	7.82	$9,697
Options granted	329	40.95	7.70
Options exercised	(104)	13.86	—
Options forfeited and cancelled	(285)	62.44	—
Balance at December 31, 2015	851	$53.06	7.85	$957
Options granted	172	18.62	6.82
Options exercised	(38)	10.36	—
Options forfeited and cancelled	(449)	54.53	—
Balance at December 31, 2016	536	$43.83	7.48	$194
Options granted	79	11.66	9.35
Options forfeited and cancelled	(179)	44.82	—
Balance at December 31, 2017	436	$37.60	7.04	$65
Options exercisable as of December 31, 2017	303	$45.97	6.25	$43
Options vested as of December 31, 2017	302	$45.96	6.25	$43
Options vested and expected to vest as of December 31, 2017	427	$37.96	7.01	$64

The intrinsic value of options exercised during 2016 and 2015 was $328 and $2,935, respectively. The total estimated fair value of options vested during 2017, 2016 and 2015 was $1,451, $5,424, and $7,573, respectively.

RSUs

A summary of RSUs granted and unvested under the 2013 Plan during 2017 and 2016 is as follows (in thousands, except per unit amounts):

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2014	110	$65.52
RSUs granted	169	39.76
RSUs vested	(20)	68.81
RSUs cancelled	(84)	54.53
Granted and unvested at December 31, 2015	175	$65.52
RSUs granted	446	18.76
RSUs vested	(30)	50.33
RSUs cancelled and withheld to cover taxes	(162)	30.80
Granted and unvested at December 31, 2016	429	$21.48
RSUs granted	405	10.56
RSUs vested, net	(78)	21.29
RSUs cancelled and withheld to cover taxes	(188)	19.97
Granted and unvested at December 31, 2017	568	$14.22

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP will be 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 ESPP will automatically increase by an amount equal to 1% of the total outstanding shares as of the immediately preceding December 31, but not to exceed 100 shares. Pursuant to the terms of the 2013 ESPP, the shares available for issuance increased by approximately 57 shares on January 1, 2018. During 2017 and 2016, 43 and 42 shares, respectively, were issued under the 2013 ESPP.

11. Stock-Based Compensation Expense

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $4,704, $10,295 and $15,619 for 2017, 2016 and 2015, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate, and the expected life of options. The Company used the following assumptions:

	Years Ended December 31,
	2017	2016	2015
Dividend yield	—	—	—
Expected volatility	47.3%	47.5%	49.1%
Risk-free interest rate	2.03%	1.38%	1.75%
Expected life of options (in years)	6.25	6.25	6.25
Weighted-average grant-date fair value	$5.61	$8.82	$20.16
Weighted-average grant-date exercise price	$11.66	$18.62	$40.95

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

The Company recognized stock-based compensation expense only for those shares expected to vest over the requisite service period of the underlying award. The company determines its estimated forfeiture rated based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on recent forfeiture activity and expected future employee turnover, if any. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense is recognized in the period the forfeiture estimate is changed. No compensation cost is recorded for stock options that do not vest, and the compensation cost for vested stock options, whether forfeited or not, is not reversed.

Cash proceeds from the exercise of stock options were zero, $390, and $1,439 during 2017, 2016 and 2015, respectively.

Compensation expense is recognized ratably over the requisite service period. As of December 31, 2017 and 2016, there was $934 and $2,706, respectively, of unrecognized compensation cost, adjusted for estimated forfeitures, related to options, which is expected to be recognized over a weighted-average period of 1.6 and 2.1 years, respectively.

Restricted Stock and RSUs

As of December 31, 2017 and 2016, there was $6,428 and $7,973, respectively, of unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock and RSUs, which is expected to be recognized over a weighted-average period of 2.1 and 2.3 years, respectively. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of restricted stock and RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

Employee Stock Purchase Plan

The Company estimates the fair value of purchase rights under the 2013 ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the 2013 ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with assumptions substantially similar to those used for the valuation of stock option awards.

12. Income Taxes

The components of the Company’s loss before provision for income taxes were as follows:

	Years Ended December 31,
	2017	2016	2015
United States of America	$(15,740)	$(7,595)	$(17,173)
International	(14,744)	(7,481)	(15,171)
	$(30,484)	$(15,076)	$(32,344)

The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2017	2016	2015
Current income tax provision
Federal	$—	$—	$—
State	64	58	111
Foreign	1,301	1,708	1,193
Total current income tax provision	1,365	1,766	1,304
Deferred income tax benefit
Federal	—	—	-
State	—	—	-
Foreign	(358)	(362)	(299)
Total deferred income tax benefit	(358)	(362)	(299)
Provision for income taxes	$1,007	$1,404	$1,005

The differences in the total provision for income taxes that would result from applying the 34% federal statutory rate to loss before provision for income taxes and the reported provision for income taxes were as follows:

	Years Ended December 31,
	2017	2016	2015
Tax benefit at U.S. statutory rate	$(10,365)	$(5,126)	$(10,997)
State income taxes, net of federal benefit	(2,858)	(147)	(104)
Foreign income and withholding taxes	5,578	4,317	6,033
Impact of change to U.S. statutory rate from Tax Cuts and Jobs Act	14,302	—	—
Stock-based compensation	1,085	2,231	1,039
Change in valuation allowance	(8,158)	155	3,807
Research and development credits	(382)	(736)	(1,067)
Uncertain tax positions	1,995	1,146	1,277
Provision to return adjustments	153	(484)	848
Impact of adoption of ASU 2016-09	(1,291)	—	—
Other	948	48	169
	$1,007	$1,404	$1,005

Major components of the Company’s deferred tax assets (liabilities) as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Net operating loss	$25,002	$32,551
Accruals and reserves	1,656	2,934
Research and development credits	8,757	7,368
Stock-based compensation	2,796	4,622
Property and equipment and intangible assets	(710)	(1,855)
Other	3,161	2,842
Net deferred tax assets	40,662	48,462
Valuation allowance	(41,224)	(49,382)
Total non-current net deferred tax liabilities, net of valuation allowance	$(562)	$(920)

The Tax Reform Act of 1986, as amended, imposes restrictions on the utilization of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a corporation. Utilization of a domestic net operation loss or tax credit carryforward may be subject to a substantial limitation due to ownership changes that may have occurred or that could occur in the future, as required by Internal Revenue Code Section 382 (“IRC Section 382”), as well as similar state provisions. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under IRC Section 382. Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company assessed the application of IRC Section 382 during the fourth quarter of 2017 and concluded that no such limitation currently applies. This conclusion will be monitored in the future as circumstances dictate. In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $110,087 and $91,585, respectively. The federal net operating loss carryforward will begin expiring in 2026 and the state net operating loss carryforward will begin expiring in 2022. As of December 31, 2017, the Company had federal and state research and development credits of approximately $6,139 and $6,451, respectively. The federal research and development credits will begin expiring in 2026. The state research and development credits are not currently subject to expiration.

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2017 and 2016 (except for the deferred income tax assets associated with certain of the Company’s foreign subsidiaries). The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred tax assets will not be realized. The valuation allowance decreased by $8,158 during the year ended December 31, 2017, and increased by $469 and $5,467 during the years ended December 31, 2016 and 2015, respectively.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deduction, the nexus of income among various tax jurisdictions and compliance with state, local and foreign tax laws. The Company is not currently under any examination by any federal or state tax authorities, but is currently under audit by the French Tax Authority for the tax years of 2012 through 2016. Because of net operating loss and credit carry forwards, all of the Company’s tax years dating to inception in 2006 remain open to examination.

Uncertain Tax Positions

As of December 31, 2017 and 2016, the Company had uncertain tax positions of $1,610 and $1,049, respectively, that if recognized would impact the annual effective tax rate. During 2017, 2016 and 2015, the Company did not recognize any interest or penalties related to uncertain tax positions. The aggregate changes in the balance of gross uncertain tax positions were as follows:

Ending balance as of December 31, 2014	$1,581
Increase in balances related to tax positions taken during the current period	3,196
Increase in balances related to tax positions taken during the prior period	2,781
Ending balance as of December 31, 2015	7,558
Decrease in balances related to tax positions taken during the current period	(2)
Increase in balances related to tax positions taken during the prior period	1,240
Ending balance as of December 31, 2016	8,796
Increase in balances related to tax positions taken during the current period	1,738
Decrease in balances related to tax positions taken during the prior period	(9)
Decrease in balances due to change in United States statutory rate	(2,101)
Ending balance as of December 31, 2017	$8,424

The Company does not anticipate that the amount of uncertain tax positions relating to tax positions existing at December 31, 2017 will materially increase or decrease within the next twelve months.

The Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018. As a result, the Company re-measured its deferred tax assets and deferred tax liabilities at the new lower corporate income tax rate and reduced them by $18,696 and $4,394, respectively, with a corresponding net adjustment to the valuation allowance of $14,302 for the year ended December 31, 2017.

The TCJA also requires a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of certain of the Company’s foreign subsidiaries as of December 31, 2017. To determine the amount of this transition tax, the Company must determine the amount of earnings generated since inception by the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, in addition to potentially other factors. The Company believes that no such tax will be due, as its foreign subsidiaries have accumulated significant losses.

In addition, the TCJA imposes a U.S. tax on global intangible low-taxed income (“GILTI”) that is earned by certain foreign subsidiaries. Because of the complexity of the new GILTI tax rules, the Company’s management is continuing to evaluate the provision of the TCJA and its application on the accounting for income taxes. In accordance with GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes related to GILTI as a current period expense when incurred, or (2) factoring such amounts into the measurement of deferred taxes. Because the assessment of the impact of GILTI depends not only on the Company’s current structure, but also its intent and ability to modify its structure and business, the Company is not yet able to reasonably estimate the effect of this provision of the TCJA. Therefore, the Company has not made any adjustment related to potential GILTI tax in the consolidated financial statements, and has not made a policy decision regarding whether to record deferred taxes related to GILTI.

The base-erosion and anti-abuse tax (“BEAT”) provisions in the TCJA eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax.  The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in 2018.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net loss available to common stockholders	$(31,491)	$(16,480)	$(33,349)
Denominator:
Weighted average number of shares, basic and diluted	5,638	5,474	5,225
Net loss per share available to common stockholders:
Basic and diluted net loss per common share available to common stockholders	$(5.59)	$(3.01)	$(6.38)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2017	2016	2015
Options to purchase common stock	436	536	851
RSUs	568	429	175
Restricted common stock	—	—	19
Common stock subject to repurchase	—	1	3
	1,004	966	1,048

14. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluation of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

Revenues by geographic area, based on the billing location of the customer, were as follows:

	Years Ended December 31,
	2017	2016	2015
United States of America	$49,637	$69,220	$72,942
International	25,354	30,658	35,588
Total revenues, net	$74,991	$99,878	$108,530

Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows:

	December 31,
	2017	2016
United States of America	$15,069	$19,861
International	490	720
Total long-lived assets, net	$15,559	$20,581

15. Commitments and Contingencies

Operating Leases

Rent expense for 2017, 2016 and 2015 was $8,519, $8,760, and $8,673, respectively.

The Company has leased office space in San Francisco, Austin, Chicago, Dublin, Hamburg, London, New York, Paris, Portland, Sydney, Shanghai and Tokyo under non-cancelable operating leases, which expire between 2018 and 2024. Additionally, the Company subleases portions of its San Francisco and Portland office spaces, and leases the space utilized for data center operations.

Future minimum lease payments for significant operating leases, net of sublease payments, as of December 31, 2017 were as follows:

Year Ending
December 31, 2018	$7,439
December 31, 2019	7,986
December 31, 2020	3,664
December 31, 2021	3,444
December 31, 2022	2,211
Thereafter	475
$25,219

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2017 and 2016.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2017 and 2016.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees in the United States. The Board determines contributions made by the Company annually. The Company made no contributions under this plan for 2017, 2016 and 2015.

The Company also sponsors a statutorily required defined contribution pension plan covering all employees in the United Kingdom. The Company made contributions to this plan of $75, $85 and $93 during the years ended December 31, 2017, 2016 and 2015, respectively.

17. Subsequent Event

In January 2018, the Company initiated a restructuring plan designed to reduce operating expenses in response to declines in revenues and to better align the Company’s efforts to return to growth. The Company estimates that it will incur pre-tax charges and costs of approximately $1,000 to $1,500 due to this restructuring, primarily related to severance, other one-time termination benefits and reductions in office space. These costs are primarily expected to be incurred during the first quarter of 2018, and the Company expects the majority of activities related to this restructuring to be completed by the first half of 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2018.

MARIN SOFTWARE INCORPORATED

By:	/s/ Bradley W. Kinnish
Bradley W. Kinnish Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher A. Lien and Bradley W. Kinnish, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Christopher A. Lien	Chief Executive Officer and Director	February 28, 2018
Christopher A. Lien	(Principal Executive Officer)

/s/ Bradley W. Kinnish	Chief Financial Officer	February 28, 2018
Bradley W. Kinnish	(Principal Financial and Accounting Officer)

/s/ Brian Kinion	Director	February 28, 2018
Brian Kinion

/s/ James Barrese	Director	February 28, 2018
James Barrese

/s/ L. Gordon Crovitz	Director	February 28, 2018
L. Gordon Crovitz

/s/ Donald Hutchison	Director	February 28, 2018
Donald Hutchison

/s/ Allan Leinwand	Director	February 28, 2018
Allan Leinwand

/s/ Daina Middleton	Director	February 28, 2018
Daina Middleton