Form 10-K/A
period 2017-12-31
MARIN SOFTWARE INC
filed 2018-03-05
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2017 are incorporated by reference in Part III of the Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part of the Annual Report on Form 10-K.

EXPLANATORY NOTE

Marin Software Incorporated (the “Company”) files this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K filed on February 28, 2018 for the fiscal year ended December 31, 2017 (the “Original 10-K”) to provide an amended report of its independent registered public accounting firm that includes a statement inadvertently omitted from the previously filed version that confirms the Company's independent registered accounting firm did not audit its internal control over financial reporting.

In accordance with applicable Securities and Exchange Commission (“SEC”) rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of filing of Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II., Item 8., “Financial Statements and Supplementary Data,” in its entirety, Part IV., Item 15., “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and the new certifications from the Company’s Principal Executive Officer and Principal Financial Officer.

Amendment No. 1 speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as described above. Amendment No. 1 should be read in conjunction with the Original 10-K and with the Company’s subsequent filings with the SEC.

MARIN SOFTWARE INCORPORATED

FORM 10-K/A

For the Fiscal Year Ended December 31, 2017

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is included in our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, in Item 15 of this Annual Report on Form 10-K/A under the heading “Exhibits and Financial Statement Schedules,” and in Item 7 of the Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

The supplementary financial information required by Item 8 is included in Part II, Item 7 of the Annual Report on Form 10-K under the heading “Quarterly Results of Operations Data,” which is incorporated herein by reference.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or the information is included in the accompanying consolidated financial statements or notes thereto.

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-35838	3.1	5/9/2013

3.2	Restated Bylaws.	10-Q	001-35838	3.2	5/9/2013

3.3	Certificate of Amendment to Certificate of Incorporation.	8-K	001-35838	3.1	10/5/2017

4.1	Form of Common Stock Certificate.	S-1/A	333-186669	4.1	3/15/2013

10.1	Form of Indemnification Agreement.	10-K	001-35838	10.1	2/28/2018

10.2#	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-186669	10.2	2/13/2013

10.3#	2013 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, and RSU award agreement.	S-1/A	333-186669	10.3	3/4/2013

10.4#	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-186669	10.4	3/4/2013

10.5	Master Services Agreement, dated as of August 3, 2009, by and between the Registrant and Switch Communications Group L.L.C.	S-1	333-186669	10.7	2/13/2013

10.6#	Form of Severance and Change in Control Agreement between the Registrant and each of the executive officers.	S-1/A	333-186669	10.9	3/11/2013

10.7#	Executive Bonus Compensation Plan.	10-K	001-35838	10.11	2/20/2015

10.8#	Offer Letter, dated May 4, 2014, by and between the Registrant and David. A. Yovanno.	8-K	001-35838	10.1	5/8/2014

10.9#	Description of Director Compensation Program.	10-K	001-35838	10.14	2/20/2015

10.10#	Offer Letter, dated as of July 1, 2015, by and between the Registrant and Catriona M. Fallon.	10-Q	001-35838	10.2	8/6/2015

10.11#	Transition and Separation Agreement, dated as of September 14, 2015, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.4	11/5/2015

10.12	Office Lease, dated as of January 7, 2011, by and between the Registrant and 123 Mission, LLC, as amended.	10-K	001-35838	10.16	2/23/2016

10.13#	Offer Letter, dated as of August 23, 2016, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.1	11/9/2016

10.14#	Offer Letter, dated March 17, 2017, by and between the Registrant and Bradley W. Kinnish.	8-K	001-35838	99.1	3/22/2017

10.15#	Letter Amendment to Offer Letter, dated June 26, 2017, by and between the Registrant and Bradley W. Kinnish.	10-Q	001-35838	10.1	8/10/2017

21.1	Subsidiaries of the Registrant.	10-K	001-35838	21.1	2/28/2018

23.1	Consent of independent registered public accounting firm.	10-K	001-35838	23.1	2/28/2018

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document	10-K	001-35838	101.INS	2/28/2018

101.SCH	XBRL Taxonomy Schema Linkbase Document	10-K	001-35838	101.SCH	2/28/2018

101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-K	001-35838	101.CAL	2/28/2018

101.DEF	XBRL Taxonomy Definition Linkbase Document	10-K	001-35838	101.DEF	2/28/2018

101.LAB	XBRL Taxonomy Labels Linkbase Document	10-K	001-35838	101.LAB	2/28/2018

101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-K	001-35838	101.PRE	2/28/2018

*

As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K/A and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

#	Represents a management contract or compensatory plan.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marin Software Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marin Software Incorporated and its subsidiaries (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2018.

MARIN SOFTWARE INCORPORATED

By:	/s/ Bradley W. Kinnish
Bradley W. Kinnish Chief Financial Officer