Form 10-Q
period 2018-03-31
MARIN SOFTWARE INC
filed 2018-05-11
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 5,751,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At March 31,	At December 31,
	2018	2017*
Assets
Current assets
Cash and cash equivalents	$21,983	$27,544
Restricted cash	1,293	1,293
Accounts receivable, net	11,000	12,237
Prepaid expenses and other current assets	5,652	3,989
Total current assets	39,928	45,063
Property and equipment, net	14,579	15,559
Goodwill	16,816	16,768
Intangible assets, net	3,785	4,475
Other non-current assets	2,357	1,504
Total assets	$77,465	$83,369
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,762	$2,826
Accrued expenses and other current liabilities	8,474	10,474
Capital lease obligations	1,438	1,416
Total current liabilities	12,674	14,716
Capital lease obligations, non-current	1,347	1,687
Other long-term liabilities	4,158	4,183
Total liabilities	18,179	20,586
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value - 142,857 shares authorized, 5,748 and 5,729 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	292,099	291,163
Accumulated deficit	(232,581)	(227,704)
Accumulated other comprehensive loss	(238)	(682)
Total stockholders’ equity	59,286	62,783
Total liabilities and stockholders’ equity	$77,465	$83,369

*	Derived from the Company’s audited consolidated financial statements as of December 31, 2017.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues, net	$15,402	$20,333
Cost of revenues	7,572	8,324
Gross profit	7,830	12,009
Operating expenses
Sales and marketing	7,381	6,676
Research and development	6,155	7,138
General and administrative	3,377	4,177
Total operating expenses	16,913	17,991
Loss from operations	(9,083)	(5,982)
Other income, net	295	262
Loss before provision for income taxes	(8,788)	(5,720)
Provision for income taxes	(324)	(406)
Net loss	(9,112)	(6,126)
Foreign currency translation adjustments	444	219
Comprehensive loss	$(8,668)	$(5,907)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(1.59)	$(1.10)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	5,736	5,583
Stock-based compensation expense is allocated as follows (Note 9):
Cost of revenues	$204	$311
Sales and marketing	240	212
Research and development	339	996
General and administrative	245	323
Amortization of intangible assets is allocated as follows (Note 4):
Cost of revenues	$237	$247
Sales and marketing	213	223
Research and development	237	247
General and administrative	3	13
Restructuring related expenses are allocated as follows (Note 5):
Cost of revenues	$139	$—
Sales and marketing	497	—
Research and development	115	—
General and administrative	111	—

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(9,112)	$(6,126)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	798	1,336
Amortization of internally developed software	957	788
Amortization of intangible assets	690	730
Amortization of deferred costs to obtain and fulfill contracts	605	—
Unrealized foreign currency losses (gains)	24	(12)
Non-cash interest expense related to debt agreements	—	6
Stock-based compensation related to equity awards and restricted stock	1,028	1,842
(Recovery from) provision for bad debts	(214)	416
Changes in operating assets and liabilities
Accounts receivable	1,451	2,439
Prepaid expenses and other assets	(482)	(1,417)
Accounts payable	(48)	(49)
Accrued expenses and other liabilities	(620)	(574)
Net cash used in operating activities	(4,923)	(621)
Investing activities
Purchases of property and equipment	(98)	(169)
Capitalization of internally developed software	(693)	(543)
Net cash used in investing activities	(791)	(712)
Financing activities
Repayments of capital lease obligations	(318)	(249)
Employee taxes paid for withheld shares upon equity award settlement	(26)	(156)
Proceeds from employee stock purchase plan, net	78	136
Net cash used in financing activities	(266)	(269)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	419	181
Net decrease in cash and cash equivalents and restricted cash	(5,561)	(1,421)
Cash and cash equivalents and restricted cash
Beginning of period	28,837	35,713
End of period	$23,276	$34,292
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$14	$12

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cross-channel, cross-device, enterprise marketing software platform for search, social and display advertising channels, offered as a software-as-a-service, or SaaS, solution for advertisers and agencies. The Company’s platform enables digital marketers to improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: Austin, Chicago, Dublin, London, New York, Paris, Portland, Shanghai and Tokyo.

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006 and management expects such losses to continue over the next several years. The Company experienced a net loss of $9,112 for the three months ended March 31, 2018, and a net loss of $31,491 for the year ended December 31, 2017. As of March 31, 2018, the Company had an accumulated deficit of $232,581. The Company had cash, cash equivalents and restricted cash of $23,276 as of March 31, 2018. Management expects to incur additional losses and experience negative cash flows in the future. To continue to fund operations, including research and development, the Company will need to seek opportunities to increase revenues, lower costs and/or raise additional capital. In January 2018, the Company initiated a restructuring (see Note 5), which is expected to result in significant cost savings in 2018. The Company believes that its cash, cash equivalents and restricted cash will provide sufficient funds for the Company to continue as a going concern for at least 12 months from the date of issuance of these condensed consolidated financial statements.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for other interim periods or for future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation. The condensed consolidated balance sheet as of December 31, 2017 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2018.

Reclassifications

When necessary, reclassifications have been made to prior period financial information to conform to the current period presentation.

Reverse Stock Split and Reduction in Authorized Shares

On October 5, 2017, the Company effected a reverse stock split of its outstanding common stock. As a result of the reverse stock split, each seven outstanding shares of the Company’s common stock was combined into one outstanding share of common stock, without any change in par value. In addition, the number of authorized shares of common stock was reduced from 500,000 shares to 142,857 shares. All share and per share amounts of the Company’s common stock, as well as stock options and restricted stock units (“RSUs”) included in the accompanying condensed consolidated financial statements have been presented to give effect to the reverse stock split for all periods presented.

Fair Value Measurements

The Company’s financial instruments, including accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value because of the short-term nature of those instruments. Based on borrowing rates available to the

Company for loans with similar terms and maturities, and in consideration of the Company’s credit risk profile, the carrying value of outstanding capital lease obligations (Note 5) approximates fair value (level 2 within the fair value hierarchy).

Cash equivalents consist of money market funds, which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. These money market funds presented as cash equivalents on the consolidated balance sheets are classified as level 1 within the fair value hierarchy, and totaled $9,208 and $8,831 as of March 31, 2018 and December 31, 2017, respectively.

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. As of March 31, 2018 and December 31, 2017, the Company recorded an allowance for doubtful accounts in the amount of $3,803 and $4,028, respectively.

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of March 31, 2018, and December 31, 2017, the Company recorded an allowance for potential customer credits in the amount of $849 and $799, respectively.

Long-Lived Asset Impairment Assessments

The Company evaluates goodwill for impairment in the fourth quarter of its fiscal year annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs its goodwill impairment test using the simplified method, whereby the fair value of this reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the goodwill is considered impaired by an amount equal to that difference. No goodwill impairment was recorded for the three months ended March 31, 2018, despite the decline in the market capitalization of the Company’s common stock during this time. Refer to Note 4 for details of the Company’s interim goodwill impairment assessment.

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

Recent Accounting Pronouncements Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), or Accounting Standards Codification 606 (“ASC 606”), which amended the existing accounting standards for revenue recognition. ASC 606 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective approach, which resulted in an adjustment to accumulated deficit for the cumulative effect of applying this standard to contracts in process as of the adoption date. The only material impact on the Company’s condensed consolidated financial statements relates to the deferral of costs to both obtain and fulfill contracts, and the recognition of breakage revenues from its customer advances liability account. See Note 2 for further information on the adoption of ASC 606.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The Company adopted ASU 2017-09 on January 1, 2018, and it had no impact on the Company’s condensed consolidated financial statements for the three months ending March 31, 2018.

In March 2018, the FASB issued ASU 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”) (Topic 740), which includes amendments to expand income tax accounting and disclosure guidance pursuant to SAB 118 issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act (“TCJA”). See Note 10 for further information and disclosures related to SAB 118.

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize most leases on the balance sheet as lease assets and lease liabilities, as well as both quantitative and qualitative disclosures regarding key information about leasing arrangements. This new standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. Although the Company is in the process of evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements, it currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for real estate operating leases.

In February 2018, the FASC issued ASU 2018-02, Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (see Note 10). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

2. Revenues

Adoption of ASC 606

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with prior revenue recognition accounting guidance.

The Company recorded a net reduction to opening accumulated deficit of $4,085, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to the recognition of breakage revenues and the deferral of incremental costs to both obtain and fulfill contracts. The impact to revenues for the three months ended March 31, 2018 as a result of applying ASC 606 was not material. The adoption of ASC 606 did not have a material impact on the Company’s provision for income taxes, and had no impact on the net cash used in operating, investing and financing activities on the Company’s condensed consolidated statements of cash flows. Refer to “ASC 606 Adoption Impact on Reported Results,” below, for the impact of the adoption of ASC 606 on the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations.

Revenue Recognition

The Company generates its revenues principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, social and display advertising. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The subscription fee under most contracts is variable based on the value of the advertising spend that the Company’s advertisers manage through the Company’s platform and is generally invoiced and recognized on a monthly basis. Contracts with direct advertisers and certain contracts with independent advertising agencies also include a minimum monthly fee that is recognized ratably over the duration of the contract, commencing on the date that the Company’s platform is made available to the customer.

Due to the nature of the platform and the services performed under the subscription agreements, the Company determined that the variable and fixed subscription fees should be allocated to the monthly period in which the Company has the contractual right to bill under the contract. As a result, the adoption of ASC 606 did not have a material impact on the Company’s subscription revenues.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended March 31,
	2018	2017
United States of America	$10,211	$13,612
United Kingdom	2,110	2,820
Other (1)	3,081	3,901
Total revenues, net	$15,402	$20,333

(1)	No individual country within the “Other” category accounted for 10% or more of revenues, net for any period presented.

Contract Balances

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of any necessary allowance for doubtful accounts or credit reserves. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balance of accounts receivable, net of the allowance for doubtful accounts and the credit reserve, as of March 31, 2018 and December 31, 2017 is presented in the accompanying condensed consolidated balance sheets.

Customer advances

The Company records advances from customers for cash payments that are received in advance of its performance of the underlying services. These cash payments are generally received on a weekly basis at amounts that are at the discretion of the customers, based on established advertising budgets. The unused portion of these advances from customers is included within accruals and other current liabilities on the accompanying condensed consolidated balance sheets.

Under the Company’s terms of service, individual customer advances that are not used by or refunded to the customer for a period of 180 days become the property of the Company. The Company recognizes these advances from customers that have remained outstanding for 180 days or more as breakage revenues. The Company recorded historical breakage up to January 1, 2018 as an adjustment to opening accumulated deficit, and breakage revenue for the three months ended March 31, 2018 within revenues, net. Changes in the balance of advances from customers during the three months ended March 31, 2018 are as follows:

Balance at December 31, 2017, as previously reported	$2,003
Impact of adoption of ASC 606 on January 1, 2018	(1,445)
Balance at January 1, 2018, as adjusted	558
Customer advances received	1,979
Subscription revenue recognized (on a gross basis)	(1,944)
Breakage revenue recognized	(74)
Balance at March 31, 2018	$519

Costs to Obtain and Fulfill Contracts

The Company capitalizes certain contract acquisition costs, consisting primarily of commissions paid and the related payroll taxes that are incremental to obtaining customer contracts, when customer contracts are signed (“deferred costs to obtain contracts”).

The Company also capitalizes certain contract fulfillment costs, consisting primarily of on-boarding and integration services for new and existing customers performed by the Company’s professional services team. The professional services payroll and the related payroll taxes that are incremental to fulfilling customer contracts are capitalized (“deferred costs to fulfill contracts”).

The deferred costs to obtain and fulfill contracts are amortized based on the expected period of benefit, which the Company determined to be three years. This period of benefit was determined by taking into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred sales commissions and deferred professional services is included in sales and marketing expense and cost of sales, respectively, on the accompanying condensed consolidated statements of operations.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the three months ended March 31, 2018 were as follows:

	Costs to Obtain Contracts	Costs to Fulfill Contracts
Balances at January 1, 2018, as adjusted for adoption of ASC 606	$1,760	$880
Deferred costs	257	115
Amortization	(432)	(173)
Balances at March 31, 2018	$1,585	$822

ASC 606 Adoption Impact on Reported Results

The following table reflects the accounts impacted by the adoption of ASC 606 on the Company’s condensed consolidated balance sheets at March 31, 2018:

	March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$5,652	$4,097	$1,555
Other non-current assets	2,357	1,505	852
Liabilities
Accrued expenses and other current liabilities	$8,474	$9,993	$(1,519)
Shareholders' equity
Accumulated deficit	$(232,581)	$(236,507)	$3,926

The following table reflects the impact of the adoption of ASC 606 on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues, net	$15,402	$15,328	$74
Cost of revenues	7,572	7,514	58
Gross profit	7,830	7,814	16
Operating expenses
Sales and marketing	7,381	7,206	175
Research and development	6,155	6,155	—
General and administrative	3,377	3,377	—
Total operating expenses	16,913	16,738	175
Loss from operations	(9,083)	(8,924)	(159)
Other income, net	295	295	—
Loss before provision for income taxes	(8,788)	(8,629)	(159)
Provision for income taxes	(324)	(324)	—
Net loss	$(9,112)	$(8,953)	$(159)
Net loss per share available to common stockholders, basic and diluted	$(1.59)	$(1.56)	$(0.03)

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations since its contracts generally have an original expected term of one year or less and the Company recognizes revenues at the amount to which it has the right to invoice for services performed.

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		March 31,	December 31,
	Estimated Useful Life	2018	2017
Computer equipment	3 to 4 years	$29,987	$29,938
Software, including internally developed software	3 years	24,082	23,389
Leasehold improvements	Shorter of useful life or lease term	4,634	4,617
Office equipment, furniture and fixtures	3 to 5 years	2,130	2,127
		60,833	60,071
Less: Accumulated depreciation and amortization		(46,254)	(44,512)
		$14,579	$15,559

Depreciation and amortization of internally developed software for the three months ended March 31, 2018 and 2017 was $1,755 and $2,124, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	March 31,	December 31,
	2018	2017
Accrued salary and payroll-related expenses	$3,225	$4,372
Accrued liabilities	2,147	2,161
Customer advances	519	2,003
Deferred rent	489	475
Advanced billings	417	459
Sales and use tax payable	338	341
Income taxes payable	290	142
Other	1,049	521
	$8,474	$10,474

4. Goodwill and Intangible Assets

Due to a continued stock price decline, the Company’s market capitalization decreased to a value below the net book value of the Company’s net assets during the first quarter of 2018, triggering the Company to perform an interim goodwill impairment test at that time. For the purposes of this goodwill impairment test, the Company estimated the fair value of its sole reporting unit using the market approach. Under the market approach, the Company utilized the market capitalization of its fully diluted common stock for March 31, 2018, and applied an estimated control premium based on an analysis of control premiums paid in acquisitions of companies in the same or similar industries as the Company. Because the significant inputs used in this analysis are readily available from public markets or can be derived from observable market transactions, they have been classified as level 2 within the fair value hierarchy. Based on this analysis, there was no impairment of goodwill recorded as of March 31, 2018.

The goodwill activity for the three months ended March 31, 2018 consisted of the following:

Balance at December 31, 2017	$16,768
Foreign currency translation adjustments	48
Balance at March 31, 2018	$16,816

Intangible assets consisted of the following as of the dates presented (in thousands, except years):

		March 31,	December 31,
	Estimated Useful Life	2018	2017
Developed technology	5 to 6 years	$9,910	$9,910
Customer relationships	4 years	3,370	3,370
Non-compete agreements and tradenames	2 to 3 years	1,390	1,390
		14,670	14,670
Less: accumulated amortization		(10,885)	(10,195)
		$3,785	$4,475

Amortization of intangible assets was $690 and $730 for the three months ended March 31, 2018 and 2017, respectively.

Future estimated amortization of intangible assets as of March 31, 2018, is presented below:

Remaining nine months of 2018	$1,847
Year ending December 31, 2019	1,843
Year ending December 31, 2020	95
$3,785

5. Restructuring Activities

On January 24, 2018, the Company initiated an organizational restructuring plan (the “2018 Restructuring Plan”) designed to reduce operating expenses in response to declines in revenues and to better align the Company’s efforts to return to growth. The 2018

Restructuring Plan includes a headcount reduction of approximately 11% of the Company’s workforce, the closure of certain leased facilities and the consolidation of space in the Company’s San Francisco headquarters.

Upon completion of the 2018 Restructuring Plan, the Company expects to recognize approximately $930 in pre-tax restructuring related expenses, primarily related to employee costs for severance and other one-time termination benefits. During the three months ended March 31, 2018, the Company recorded $862 of restructuring related expenses in connection with the 2018 Restructuring Plan in the accompanying condensed consolidated statements of operations. The remaining employee and facilities costs are expected to be incurred and paid primarily during the second quarter of 2018.

As of March 31, 2018, approximately $138 in restructuring related expenses associated with the 2018 Restructuring Plan was incurred and unpaid. This amount is included primarily in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

6. Capital Lease Obligations

Since 2015, the Company has entered into various capital lease arrangements with two equipment manufacturers to finance acquisitions of computer equipment. These leases have effective annual interest rates ranging from 5.2% to 7.9%, and are repayable in 36 to 48 consecutive equal monthly installments of principal and interest. At the end of each lease period, the Company has the option to purchase the underlying equipment at the estimated fair market value, or for a nominal amount in some cases. As of March 31, 2018 and December 31, 2017, the net book value of the computer equipment under these capital leases was $2,549 and $2,861, respectively, and the remaining principal balance payable was $2,785 and $3,103, respectively.

The maturities of all outstanding debt, consisting of the capital lease arrangements, as of March 31, 2018, are as follows:

Year ending
December 31, 2018	$1,098
December 31, 2019	1,137
December 31, 2020	538
December 31, 2021	12
2,785
Less:
Current portion	(1,438)
Non-current portion of debt	$1,347

7. Common Stock

As of March 31, 2018, and December 31, 2017, the Company’s amended certificate of incorporation authorizes the issuance of 142,857 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	March 31,	December 31,
	2018	2017
Options or RSUs available for future grant under stock option plans	1,235	999
RSUs outstanding under stock option plans	531	568
Options outstanding under stock option plans	502	436
Shares available for future issuance under employee stock purchase plan	239	182
	2,507	2,185

8. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013 the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first 10 calendar years through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 286 shares of common stock on January 1, 2018.

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows (in thousands except per share amounts and contractual terms):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2017	436	$37.60	7.04	$65
Options granted	71	7.40	9.94
Options forfeited and cancelled	(5)	51.35	—
Balances at March 31, 2018	502	33.19	7.15	8
Options exercisable	308	45.78	5.87	8
Options vested	308	45.77	5.88	8
Options vested and expected to vest	480	34.16	7.05	8

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2017	568	$14.22
RSUs granted	52	9.46
RSUs vested	(19)	25.91
RSUs cancelled and withheld to cover taxes	(70)	17.29
Granted and unvested at March 31, 2018	531	$12.92

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 57 shares on January 1, 2018. During the three months ended March 31, 2018 and 2017, no shares were issued under the 2013 ESPP.

9. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $1,028 and $1,842 for the three months ended March 31, 2018 and 2017, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. For stock options granted during the three months ended March 31, 2018, the Company used the following Black-Scholes option-pricing model assumptions (there were no stock options granted during the three months ended March 31, 2017):

Dividend yield	—
Expected volatility	56.1%
Risk-free interest rate	2.52%
Expected life of options (in years)	4.0

During the three months ended March 31, 2018, the Company began estimating the expected volatility of its common stock and expected life of its stock options based on its own historical experience. The expected volatility reflects the actual historical volatility of the price of the Company’s common stock since it began trading publicly in March 2013. The expected life represents the period of time that stock options are expected to be outstanding, based on historical exercise and employee departure behavior. Prior to the three months ended March 31, 2018, the Company estimated its expected volatility using the historical stock volatilities of similar publicly-traded companies, and estimated the expected life based on the simplified method as allowed by the SEC staff. The Company has no history or expectation of paying cash dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of grant.

There were no exercises of stock options during the three months ended March 31, 2018 and 2017, respectively.

Compensation expense, net of estimated forfeitures, is recognized ratably over the requisite service period. As of March 31, 2018, there was $857 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

RSUs

As of March 31, 2018, there was $5,188 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.0 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

Income tax expense for the three months ended March 31, 2018 and 2017 was $324 and $406, respectively, on pre-tax losses of $8,788 and $5,720, respectively. As of March 31, 2018, the income tax rate varies from the federal income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company accounts for uncertain tax positions and believes that it has provided adequate reserves for its unrecognized tax benefits for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. During the three months ended March 31, 2018 and 2017, the Company did not recognize any interest or penalties related to uncertain tax positions.

The Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted the TCJA, which instituted fundamental changes to the taxation of multinational corporations, including, but not limited to: (1) a reduction of the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017; (2) the creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax and (3) the transition of international taxation from a worldwide tax system to a modified territorial system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (“Transition Tax”).

As a result of the reduced corporate income tax rate, the Company re-measured its deferred tax assets and liabilities and reduced them by $18,696 and $4,394, respectively, with a corresponding net adjustment to the valuation allowance of $14,302 for the year ended December 31, 2017.

The BEAT provisions in the TCJA essentially represent a 10% minimum tax (5% for tax years beginning after December 31, 2017, increasing to 10% for years beginning after December 31, 2018) calculated on a base equal to taxpayer’s income determined without tax benefits arising from base erosion payments. BEAT does not apply to corporations with annual gross receipts for the three-taxable-year period, ending with the preceding taxable year, of less than $500,000. As a result, BEAT does not apply to the Company for the year ending December 31, 2018.

In addition, the TCJA imposes a U.S. tax on GILTI that is earned by certain foreign subsidiaries. Due to the complexity of the GILTI tax rules, the Company’s accounting for GILTI is incomplete. The Company has not made any provisional adjustment related to potential GILTI tax on its condensed consolidated financial statements, and has not made a policy decision regarding whether to record deferred taxes related to GILTI.

The Transition Tax is imposed on previously untaxed historical earnings and profits of foreign subsidiaries. Based on the current evaluation of the Company’s operations, no repatriation tax charge is anticipated due to negative earnings and profits in the Company’s foreign subsidiaries.

The SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. For the three months ended March 31, 2018, the accounting for the TCJA remained incomplete, but there were no material changes to the provisional tax impacts assessed for the year ended December 31, 2017. The accounting is expected to be completed when the Company’s 2017 U.S. corporate income tax is filed in 2018.

As of March 31, 2018, the amounts recorded or anticipated for the TCJA remain provisional for the Transition Tax, the re-measurement of deferred taxes, the reassessment of permanently reinvested earnings uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations and state tax conformity to federal tax changes, among other factors.

11. Net Loss Per Share Available to Common Stockholders

Basic net loss of common stock is calculated by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock excludes those shares subject to repurchase related to stock options or restricted stock that were exercised or issued, respectively, prior to vesting, as these shares are not deemed to be outstanding for accounting purposes until they vest. Diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Basic and diluted net loss per share was the same for all periods presented, as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss available to common stockholders	$(9,112)	$(6,126)
Denominator:
Weighted average number of shares, basic and diluted	5,736	5,583
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(1.59)	$(1.10)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	502	466
Unvested RSUs	531	363
Common stock subject to repurchase	—	1
Total	1,033	830

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

See Note 2 for the Company’s revenues by geographic area, based on the billing location of the customer, for the periods presented. Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows for the periods presented:

	March 31,	December 31,
	2018	2017
United States of America	$14,112	$15,069
International	467	490
Total long-lived assets, net	$14,579	$15,559

13. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended March 31, 2018 and 2017 was $2,119 and $2,080, respectively.

Future minimum lease payments for significant operating leases, net of sublease payments from a portion of the Company’s San Francisco and Portland office spaces, as of March 31, 2018, were as follows:

Remaining nine months of 2018	$5,735
Year ending December 31, 2019	8,028
Year ending December 31, 2020	3,684
Year ending December 31, 2021	3,454
Year ending December 31, 2022 and thereafter	2,709
$23,610

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheet as of March 31, 2018 and audited consolidated balance sheet as of December 31, 2017.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations as of March 31, 2018 and December 31, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017, included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2017, filed with the SEC on March 5, 2018. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We generally begin invoicing our customers the first day of the month following the execution of the underlying subscription contract, at the greater of the minimum monthly platform fee or the percentage of advertising spend on our platform. The implementation process for new advertisers is typically four to six weeks; however, we generally have not charged a separate implementation fee under our standard subscription contracts.

To grow revenues, we may need to invest in (1) research and development to improve and further expand our platform and support for additional publishers and (2) sales activities by adding sales representatives globally to target new advertisers and agencies. These activities will require us to make investments, particularly in research and development and sales and marketing, and if these investments do not generate additional customers or additional advertising spend managed by our platform, our future operating results could be harmed.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside the United States represented 34% and 33% of total revenues for the three months ended March 31, 2018 and 2017, respectively.

Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or Accounting Standards Codification 606 (“ASC 606”), using the modified retrospective approach. See Note 2 of the accompanying unaudited condensed consolidated financial statements for further details regarding this adoption.

Cost of Revenues

Cost of revenues primarily includes personnel costs, consisting of salaries, benefits, bonuses and stock-based compensation for employees associated with our cloud infrastructure and global services for implementation and ongoing customer service. Certain personnel costs associated with implementation activities are deferred and amortized over an expected period of benefit of three years in accordance with ASC 606 (see Note 2 of the accompanying unaudited condensed consolidated financial statements for further details). Other costs of revenues include fees paid to contractors who supplement our support and data center personnel, expenses related to third-party data centers, depreciation of data center equipment, amortization of internally developed software, amortization of intangible assets and allocated overhead.

We are augmenting our headcount and operating expenses to bring them in line with our revenues, while continuing to invest in our data center capacity and new platform features. We expect that this investment should not only expand the breadth and depth of our cross-channel, cross-device, enterprise marketing software platform, but also increase the efficiency of how we deliver these solutions. The level and timing of investment in these areas could affect our cost of revenues in the future.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, sales commissions and other costs including travel and entertainment, marketing and promotional events, lead generation activities, public relations, marketing activities, professional fees and allocated overhead. All of these costs are expensed as incurred, except sales commissions, which are deferred and amortized over an expected period of benefit of three years in accordance with ASC 606 (see Note 2 of the accompanying unaudited condensed consolidated financial statements for further details). Our commissions plans provide that commission payments to our sales representatives are paid based on the key components of the applicable customer contract.

We expect that, in the future, sales and marketing expenses will decrease year over year in absolute dollars as we seek to realign our cost structure with future revenues.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation and bonuses for our administrative, legal, human resources, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, audit fees, tax services and legal fees, as well as professional fees, insurance and other corporate expenses and other corporate expenses, along with amortization of intangible assets and allocated overhead.

We expect our general and administrative expenses to decrease in absolute dollars in future periods as we seek to realign our cost structure with our future revenues.

Results of Operations

The following table is a summary of our unaudited condensed consolidated statements of operations for the specified periods and results of operations as a percentage of our revenues for those periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods. Percentage of revenues figures are rounded and therefore may not subtotal exactly.

	Three Months Ended March 31,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$15,402	100%	$20,333	100%
Cost of revenues (1) (2) (3)	7,572	49	8,324	41
Gross profit	7,830	51	12,009	59
Operating expenses
Sales and marketing (1) (2) (3)	7,381	48	6,676	33
Research and development (1) (2) (3)	6,155	40	7,138	35
General and administrative (1) (2) (3)	3,377	22	4,177	21
Total operating expenses	16,913	110	17,991	88
Loss from operations	(9,083)	(59)	(5,982)	(29)
Other income, net	295	2	262	1
Loss before provision for income taxes	(8,788)	(57)	(5,720)	(28)
Provision for income taxes	(324)	(2)	(406)	(2)
Net loss	$(9,112)	(59)%	$(6,126)	(30)%

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenues	$204	$311
Sales and marketing	240	212
Research and development	339	996
General and administrative	245	323

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenues	$237	$247
Sales and marketing	213	223
Research and development	237	247
General and administrative	3	13

(3)	Restructuring related expenses included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenues	$139	$—
Sales and marketing	497	—
Research and development	115	—
General and administrative	111	—

Adjusted EBITDA

Adjusted EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, intangible assets and deferred costs to obtain and fulfill contracts, the capitalization of internally developed software, the deferral of costs to obtain and fulfill contracts, the impairment of goodwill and long-lived assets, interest expense, net, the provision for income taxes, other income or expenses, net and the non-recurring costs associated with acquisitions and restructurings. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•

Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based compensation expense, depreciation and amortization, capitalized software development costs, deferred costs associated with contracts, interest expense, net, benefit from or provision for income taxes, other income or expenses, net and costs associated with acquisitions and restructurings, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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

We understand that, although Adjusted EBITDA is widely used by investors and securities analysts in their evaluations of companies, it has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•

Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss	$(9,112)	$(6,126)
Depreciation	798	1,336
Amortization of internally developed software	957	788
Amortization of intangible assets	690	730
Amortization of deferred costs to obtain and fulfill contracts	605	—
Provision for income taxes	324	406
Stock-based compensation expense	1,028	1,842
Capitalization of internally developed software costs	(693)	(543)
Deferral of costs to obtain and fulfill contracts	(372)	—
Restructuring related expenses	862	—
Other income, net	(295)	(262)
Adjusted EBITDA	$(5,208)	$(1,829)

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenues, net

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenues, net	$15,402	$20,333	$(4,931)	(24)%

Revenues, net, for the three months ended March 31, 2018 decreased $4.9 million, or 24%, as compared to the corresponding period in 2017. During the preceding 12 months, we experienced an increase in customer turnover, combined with a decrease in new customer bookings. In addition, we continued to encounter significant competition and related price pressure within our marketplace, further driving down our revenues, net.

Revenues, net, in the three months ended March 31, 2018 and 2017 from our customers located in the United States represented 66% and 67%, respectively, of total revenues, net. There were no customers that accounted for 10% or greater of our revenues, net, in either of the three months ended March 31, 2018 or 2017.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenues	$7,572	$8,324	$(752)	(9)%
Gross profit	7,830	12,009	(4,179)	(35)
Gross profit percentage	51%	59%

Cost of revenues for the three months ended March 31, 2018 decreased $0.8 million, or 9%, as compared to the corresponding period in 2017. This was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which led to a decrease of $0.3 million in compensation and benefits expense, including stock-based compensation, as compared to the same period in 2017. We also experienced decreases of $0.2 million in hosting costs, due to a decline in the usage of our hosted platform, and $0.3 million in depreciation and amortization of internally developed software, due primarily to the nature and timing of capital expenditures and internal projects, for the three months ended March 31, 2018, as compared to the corresponding period in 2017.

Our gross margin decreased to 51% for the three months ended March 31, 2018, as compared to 59% for the corresponding period in 2017. This was primarily due to our revenues declining during this period at a faster rate than the corresponding decrease in costs. Specifically, expenses for compensation and benefits, hosting, facilities and information technology and depreciation and amortization of internally developed software all declined in absolute dollars, but increased as a percentage of revenues, during the three months ended March 31, 2018, as compared to the same period in 2017.

Sales and Marketing

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$7,381	$6,676	$705	11%
Percent of revenues, net	48%	33%

Sales and marketing expenses for the three months ended March 31, 2018 increased $0.7 million, or 11%, as compared to the corresponding period in 2017. This increase was largely driven by the $0.5 million in restructuring costs recognized during the three months ended March 31, 2018, consisting primarily of employee severance costs (Note 5). We also experienced a $0.1 million increase in sales and marketing expenses as compared to 2017 related to the adoption of the new revenue recognition accounting standard (Note 2), as we deferred $0.3 million in costs to obtain contracts and amortized $0.4 million of these deferred costs. We expect to continue to incur additional sales and marketing expenses related to this adoption throughout 2018, as compared to 2017.

Research and Development

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$6,155	$7,138	$(983)	(14)%
Percent of revenues, net	40%	35%

Research and development expenses for the three months ended March 31, 2018 decreased $1.0 million, or 14%, as compared to the corresponding period in 2017. This primarily reflects a $0.7 million decrease in stock-based compensation expense driven by employee turnover and the decline in our stock price, as well as a $0.2 million decrease in compensation and benefits expense, excluding stock-based compensation, due to a decrease in the number of full-time research and development personnel, during the three months ended March 31, 2018, as compared to the same period in 2017.

General and Administrative

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$3,377	$4,177	$(800)	(19)%
Percent of revenues, net	22%	21%

General and administrative expenses for the three months ended March 31, 2018 decreased $0.8 million, or 19%, as compared to the corresponding period in 2017. This decrease was largely driven by a $0.6 million decrease in our provision for bad debts during this time. During the three months ended March 31, 2018, we reduced our allowance for doubtful accounts by $0.2 million and recognized a recovery from bad debts in that amount, due largely to improved efforts to collect on long outstanding and reserved receivables. This compared to a provision for bad debts of $0.4 million during the three months ended March 31, 2017.

Other Income, Net

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income, net	295	262	33	13%

Other income, net, primarily consists of sublease income recorded under agreements for a portion of our San Francisco office space and our Portland office space, with terms through December 2018 and May 2020, respectively, as well as foreign currency transaction gains and losses and interest income and expense. During the three months ended March 31, 2018, the fluctuation in this account was not material.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Provision for income taxes	$(324)	$(406)	$82	(20)%

The provision for income taxes for the three months ended March 31, 2018 totaled $0.3 million, primarily due to profits earned by our wholly owned foreign subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering of common stock (“IPO”), we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into capital lease arrangements to fund capital purchases. As of March 31, 2018, our principal sources of liquidity were our unrestricted cash and cash equivalents of $22.0 million and our capital lease arrangements. The approximate weighted-average interest rate on our outstanding borrowings as of March 31, 2018 was 6.0%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

We maintain a $1.3 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco, which was previously collateralized by a revolving credit facility. Following the termination of that facility in December 2016, we were required to restrict $1.3 million of our cash and cash equivalents from use to secure this letter of credit. This balance is reflected as restricted cash on the consolidated balance sheets of the accompanying unaudited condensed consolidated financial statements.

We presently maintain cash balances in our foreign subsidiaries. As of March 31, 2018, we had $22.0 million of cash and cash equivalents in aggregate, of which $10.1 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries. While our application of the accounting for the TCJA is ongoing and currently uncertain, we provisionally estimate that no such tax will be due, as our foreign subsidiaries have accumulated significant losses.

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

Based on our current and anticipated level of operations, including our internal forecasts and projections, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our efforts to improve revenue performance, the timing and extent of spending to support product development efforts and the timing of introductions of new features and enhancements to our platform. To the extent that existing cash and cash equivalents are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Further actions to reduce costs may also be necessary, such as additional restructurings like the one initiated in January 2018 (see Note 5 of the accompanying unaudited condensed consolidated financial statements), which is expected to result in annualized cost savings of approximately $6.0 million to $7.0 million.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(4,923)	$(621)
Net cash used in investing activities	(791)	(712)
Net cash used in financing activities	(266)	(269)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	419	181
Net decrease in cash and cash equivalents and restricted cash	$(5,561)	$(1,421)

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the operation of our business and the fluctuations in the number of advertisers using our platform. Cash used in operating activities has typically been affected by net losses and further increased by changes in our operating assets and liabilities, particularly in the areas of accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities, adjusted for non-cash expense items such as depreciation, amortization, stock-based compensation expense and deferred income tax benefits.

Cash used in operating activities during the three months ended March 31, 2018 of $4.9 million was primarily the result of a net loss of $9.1 million, adjusted for non-cash expenses of $3.9 million, which primarily included depreciation, amortization, unrealized foreign currency losses, stock-based compensation expense and recovery from bad debts. This was further offset by a $0.3 million net change in working capital items, most notably (1) a decrease in accounts receivable of $1.5 million due to the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $0.5 million related to the timing of related disbursements and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.7 million due to the timing of related disbursements and customer advances.

Cash used in operating activities during the three months ended March 31, 2017 of $0.6 million was primarily the result of a net loss of $6.1 million, adjusted for non-cash expenses of $5.1 million, which primarily included depreciation, amortization, unrealized foreign currency gains, stock-based compensation expense and provision for bad debts. This was further offset by a $0.4 million net change in working capital items, most notably (1) a decrease in accounts receivable of $2.4 million due to the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $1.4 million related to the timing of related disbursements and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.6 million due to the timing of related disbursements and customer advances.

Investing Activities

During the three months ended March 31, 2018 and 2017, investing activities primarily consisted of purchases of property and equipment, including technology hardware and software to support our business as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2018 was $0.3 million. This was primarily due to $0.3 million of net repayments under our capital lease arrangements, partially offset by $0.1 million of proceeds from net contributions to the 2013 Employee Stock Purchase Plan (“2013 ESPP”).

Cash used in financing activities during the three months ended March 31, 2017 was $0.3 million. This was primarily due to $0.2 million of net repayments under our capital lease arrangements and $0.2 million in employee taxes paid for withheld shares upon the settlement of equity awards, partially offset by $0.1 million of proceeds from the exercise of stock options and net contributions to the 2013 ESPP.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2018 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year 2017 filed with the SEC on March 5, 2018, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of March 31, 2018, other than operating leases and related subleases, as described in the Notes to the unaudited condensed consolidated financial statements, and the irrevocable letter of credit described in the “Liquidity and Capital Resources” section above.

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

We believe the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation, accounting for income taxes, reserving for doubtful accounts receivable, business combinations and impairment assessments of our goodwill, intangible assets and other long-lived assets have the greatest potential impact on our unaudited condensed consolidated financial statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.

Other than the changes to revenue recognition under ASC 606 (Note 2), there have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K, as amended, for the fiscal year 2017 filed with the SEC on March 5, 2018, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of March 31, 2018, we had cash and cash equivalents of $22.0 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2018, we had an aggregate of $2.8 million in capital lease obligations outstanding. These capital lease obligations carry fixed interest rates that range from 5.2% to 7.9%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding capital lease obligations. Changes in interest rates would, however, affect operating results and cash flows because of the variable rate nature of our obligations. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of March 31, 2018, would result in an insignificant impact to interest expense for 2018.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 34% and 33% for the three months ended March 31, 2018 and 2017, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains included in determining net loss were less than $0.1 million for both of the three months ended March 31, 2018 and 2017. Transaction gains and losses are included in other income, net.

If our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion, while a strengthening U.S. Dollar can negatively impact our international revenues. To date, we have not entered into any foreign currency hedging contracts. Based on our current international structure, we do not plan on engaging in hedging activities in the near future, and we also do not expect that the effects of a 10% shift in a single foreign currency exchange rate would have a material impact on any of our currently-held financial instruments.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $31.5 million during 2017, and a net loss of $9.1 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $232.6 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2018 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flows, and may need to sell additional securities, borrow additional funds or reduce operating expenses to continue as a going concern.

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

•

channel-specific competitors, such as AdRoll Inc., Criteo S.A., Kenshoo Ltd., MediaMath Inc., Nanigans, Inc. and Salesforce.com (through its wholly owned subsidiary Social.com), may devote greater resources to the development, promotion and sale of their channel-specific products and services than we can;

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

Our operating results may be negatively affected if we are unable to recoup our upfront costs for onboarding new advertisers to our platform. Upfront costs when adding new advertisers generally include sales commissions for our sales force, expenses associated with entering customer data into our platform and other implementation-related costs. Because our customers, including direct advertisers and agencies, are billed over the term of the contract, if new customers sign contracts with short initial subscription periods and do not renew their subscriptions, or otherwise do not continue to use our platform to a level that generates revenues in excess of our upfront expenses, our operating results could be negatively impacted. In cases in which the implementation process is particularly complex, the revenues resulting from the customer under our contract may not cover the upfront investment; therefore if a significant number of these customers do not renew their contracts, it could negatively affect our operating results.

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

Any changes in service levels at the facility or any errors, defects, disruptions or other performance problems at or related to the facility that affect our services could harm our reputation and may damage our customers’ businesses. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have required software updates and patches to mitigate such vulnerabilities, and such updates and patches may require servers to go offline and may potentially slow their performance. Interruptions in our services might reduce our revenues, subject us to potential liability, or result in reduced usage of our platform. In addition, some of our customer contracts require us to issue credits for downtime in excess of certain levels and in some instances give our customers the ability to terminate their subscriptions.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. Over the last two years, we have experienced turnover in our senior management and engaged in reductions in our workforce. This lack of management continuity and turnover amongst our employees that we have experienced recently could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, we must successfully integrate any new senior management and other new personnel within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

We acquired businesses in the past and may seek to acquire additional businesses, products or technologies in the future. However, we have limited experience in acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms and/or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues.

Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

•	regulatory and commercial risks relating to advertising technologies we may acquire;
•	difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency or in foreign countries;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	reputation and perception risks associated with the acquired product or technology by the general public;
•	ineffectiveness or incompatibility of acquired technologies or services;
•	potential loss of key employees of acquired businesses;
•	inability to maintain the key business relationships and the reputations of acquired businesses;
•	diversion of management’s attention from other business concerns;
•	litigation for activities of the acquired company, including claims from terminated employees, clients, former shareholders or other third parties;
•

failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology, or solution, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues;

•

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; costs necessary to establish and maintain effective internal controls for acquired businesses;

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For instance, in connection with our prior acquisitions, we issued shares of our common stock.

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

As further described in Part I, Item 4 “Controls and Procedures,” of our Annual Report on form 10-K, as amended, for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2018, we developed a detailed plan to address the material weakness, and were successful in remediating it in the year ended December 31, 2017. However, there can be no assurance that we will not identify additional control deficiencies or material weaknesses in the future.

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

We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. In the future we may be required to record a significant charge to earnings in our consolidated financial statements for the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations and harm our business.

In the first half of 2017, the market capitalization of our publicly traded common stock sustained a decline to the extent that it fell below the book value of our net assets. We identified and recorded goodwill impairment expense of $2.8 million for the three months ended June 30, 2017, but no goodwill impairment was identified in any subsequent period as of March 31, 2018. However, as additional facts, circumstances or assumptions change in the future, we may be required to record additional impairment charges to reduce the carrying value of our goodwill, intangible assets and other long-term assets.

Risks Related to the Ownership of Our Common Stock

If we cannot meet the continued listing requirements of the New York Stock Exchange, the New York Stock Exchange may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.

Our common stock is listed on The New York Stock Exchange (“NYSE”). Although we currently meet NYSE’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet NYSE’s listing requirements. If we fail to satisfy NYSE’s continued listing requirements, NYSE may take steps to de-list our common stock. If NYSE delists our securities for trading on the NYSE, we could face significant adverse consequences, including:

•	a limited availability of market quotations for our common stock;
•	reduced liquidity with respect to our common stock;
•	reduced trading volume in and market price of our common stock;
•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Such a de-listing would likely have an adverse effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we may take actions to restore our compliance with NYSE’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity or trading volume of our common stock, prevent our common capitalization and stockholder’s equity from dropping below the NYSE minimum  requirements, or prevent other future non-compliance with NYSE’s continued listing requirements.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations and could subject us to litigation.

Since our initial public offering, the closing sales price of our common stock on the NYSE has been volatile. Factors affecting the market price of our common stock include:

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

From January 1, 2015 through March 31, 2018, the closing sales price of our common stock on the NYSE ranged from $6.55 to $59.92 per share (retroactively adjusting for the one-for-seven reverse stock split, which became effective on October 5, 2017). Because our stock price has been volatile, investing in our common stock is risky.

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

MARIN SOFTWARE INCORPORATED

Dated: May 10, 2018	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2018	By:	/s/ Bradley W. Kinnish
Bradley W. Kinnish
Chief Financial Officer (Principal Financial and Accounting Officer)