Form 10-Q
period 2018-06-30
MARIN SOFTWARE INC
filed 2018-08-09
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 5,785,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At June 30,	At December 31,
	2018	2017*
Assets
Current assets
Cash and cash equivalents	$15,927	$27,544
Restricted cash	1,293	1,293
Accounts receivable, net	9,768	12,237
Prepaid expenses and other current assets	5,787	3,989
Total current assets	32,775	45,063
Property and equipment, net	13,832	15,559
Goodwill	16,720	16,768
Intangible assets, net	3,134	4,475
Other non-current assets	2,401	1,504
Total assets	$68,862	$83,369
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,918	$2,826
Accrued expenses and other current liabilities	9,001	10,474
Capital lease obligations	1,445	1,416
Total current liabilities	12,364	14,716
Capital lease obligations, non-current	1,002	1,687
Other long-term liabilities	3,885	4,183
Total liabilities	17,251	20,586
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value - 142,857 shares authorized, 5,784 and 5,729 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	293,278	291,163
Accumulated deficit	(240,857)	(227,704)
Accumulated other comprehensive loss	(816)	(682)
Total stockholders’ equity	51,611	62,783
Total liabilities and stockholders’ equity	$68,862	$83,369

*	Derived from the Company’s audited consolidated financial statements as of December 31, 2017.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues, net	$14,251	$18,742	$29,653	$39,075
Cost of revenues	6,963	8,207	14,535	16,531
Gross profit	7,288	10,535	15,118	22,544
Operating expenses
Sales and marketing	6,154	6,710	13,535	13,386
Research and development	5,817	6,646	11,972	13,784
General and administrative	3,766	3,945	7,143	8,122
Impairment of goodwill	—	2,797	—	2,797
Total operating expenses	15,737	20,098	32,650	38,089
Loss from operations	(8,449)	(9,563)	(17,532)	(15,545)
Other income (expenses), net	377	(563)	672	(301)
Loss before provision for income taxes	(8,072)	(10,126)	(16,860)	(15,846)
Provision for income taxes	(204)	(419)	(528)	(825)
Net loss	(8,276)	(10,545)	(17,388)	(16,671)
Foreign currency translation adjustments	(578)	1,119	(134)	1,338
Comprehensive loss	$(8,854)	$(9,426)	$(17,522)	$(15,333)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(1.44)	$(1.87)	$(3.02)	$(2.99)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	5,767	5,640	5,751	5,572
Stock-based compensation expense is allocated as follows (Note 9):
Cost of revenues	$172	$152	$376	$463
Sales and marketing	271	200	511	412
Research and development	314	318	653	1,314
General and administrative	273	248	518	571
Amortization of intangible assets is allocated as follows (Note 4):
Cost of revenues	$233	$245	$470	$492
Sales and marketing	184	222	397	445
Research and development	234	244	471	491
General and administrative	—	10	3	23
Restructuring related expenses are allocated as follows (Note 5):
Cost of revenues	$—	$—	$139	$—
Sales and marketing	48	—	545	—
Research and development	—	—	115	—
General and administrative	36	—	147	—

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(17,388)	$(16,671)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of goodwill	—	2,797
Depreciation	1,557	2,599
Amortization of internally developed software	1,943	1,655
Amortization of intangible assets	1,341	1,451
Amortization of deferred costs to obtain and fulfill contracts	1,145	—
Unrealized foreign currency (gains) losses	(25)	512
Non-cash interest expense related to debt agreements	—	13
Stock-based compensation related to equity awards and restricted stock	2,058	2,760
Provision for bad debts	35	785
Changes in operating assets and liabilities
Accounts receivable	2,438	4,846
Prepaid expenses and other assets	(1,199)	(1,168)
Accounts payable	(877)	(459)
Accrued expenses and other liabilities	(425)	(374)
Net cash used in operating activities	(9,397)	(1,254)
Investing activities
Purchases of property and equipment	(200)	(259)
Capitalization of internally developed software	(1,295)	(956)
Net cash used in investing activities	(1,495)	(1,215)
Financing activities
Repayments of capital lease obligations	(656)	(523)
Employee taxes paid for withheld shares upon equity award settlement	(110)	(171)
Proceeds from employee stock purchase plan, net	165	111
Net cash used in financing activities	(601)	(583)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(124)	1,161
Net decrease in cash and cash equivalents and restricted cash	(11,617)	(1,891)
Cash and cash equivalents and restricted cash
Beginning of period	28,837	35,713
End of period	$17,220	$33,822
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$308	$20
Issuance of common stock under employee stock purchase plan	172	130
Acquisition of equipment through capital leases	—	181

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides a leading cross-channel, cross-device, enterprise marketing software platform for search, social, display and eCommerce advertising channels, offered as a software-as-a-service, or SaaS, solution for advertisers and agencies. The Company’s platform enables digital marketers to improve financial performance, realize efficiencies and time savings, and make better business decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: Austin, Chicago, Dublin, London, New York, Paris, Portland, Shanghai and Tokyo.

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006 and management expects such losses to continue over the next several years. The Company incurred a net loss of $17,388 for the six months ended June 30, 2018, and a net loss of $31,491 for the year ended December 31, 2017. As of June 30, 2018, the Company had an accumulated deficit of $240,857. The Company had cash, cash equivalents and restricted cash of $17,220 as of June 30, 2018. Management expects to incur additional losses and experience negative cash flows in the future. To continue to fund operations, including research and development, the Company will need to seek opportunities to increase revenues, lower costs and/or raise additional capital. In January 2018, the Company initiated a restructuring (see Note 5), which is expected to result in significant cost savings in 2018. The Company believes that its cash, cash equivalents and restricted cash will provide sufficient funds for the Company to continue as a going concern for at least 12 months from the date of issuance of these condensed consolidated financial statements.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for other interim periods or for future years.

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

Financial Instruments

The Company’s financial instruments, including accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value because of the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities, and in consideration of the Company’s credit risk profile, the carrying value of outstanding capital lease obligations (Note 5) approximates fair value as well.

Cash equivalents consist of money market funds, which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. These money market funds presented as cash equivalents on the consolidated balance sheets are classified as level 1 within the fair value hierarchy, and totaled $6,438 and $8,831 as of June 30, 2018 and December 31, 2017, respectively.

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. As of June 30, 2018 and December 31, 2017, the Company recorded an allowance for doubtful accounts in the amount of $3,475 and $4,028, respectively.

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of June 30, 2018, and December 31, 2017, the Company recorded an allowance for potential customer credits in the amount of $693 and $799, respectively.

Long-Lived Asset Impairment Assessments

The Company evaluates goodwill for impairment in the fourth quarter of its fiscal year annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs its goodwill impairment test using the simplified method, whereby the fair value of this reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the goodwill is considered impaired by an amount equal to that difference. No goodwill impairment was recorded for the three and six months ended June 30, 2018, despite the decline in the market capitalization of the Company’s common stock during this time. Refer to Note 4 for details of the Company’s interim goodwill impairment assessment.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The Company adopted ASU 2017-09 on January 1, 2018, and it had no impact on the Company’s condensed consolidated financial statements for the three and six months ending June 30, 2018.

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

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize most leases on the balance sheet as lease assets and lease liabilities, as well as both quantitative and qualitative disclosures regarding key information about leasing arrangements. This new standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. Although the Company is in the process of evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements, it currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for real estate operating leases and computer equipment capital leases.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (see Note 10). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

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

The Company recorded a net reduction to opening accumulated deficit of $4,085, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to the recognition of breakage revenues and the deferral of incremental costs to both obtain and fulfill contracts. The impact to revenues for the three and six months ended June 30, 2018 as a result of applying ASC 606 was not material. The adoption of ASC 606 did not have a material impact on the Company’s provision for income taxes, and had no impact on the net cash used in operating, investing and financing activities on the Company’s condensed consolidated statements of cash flows. Refer to “ASC 606 Adoption Impact on Reported Results,” below, for the impact of the adoption of ASC 606 on the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations.

Revenue Recognition

The Company generates its revenues principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, social, display and eCommerce advertising. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The subscription fee under most contracts is variable based on the value of the advertising spend that the Company’s advertisers manage through the Company’s platform and is generally invoiced and recognized on a monthly basis. Contracts with direct advertisers and certain contracts with independent advertising agencies also include a minimum monthly fee that is recognized over the duration of the contract, commencing on the date that the Company’s platform is made available to the customer.

Due to the nature of the platform and the services performed under the subscription agreements, the Company determined that the variable and fixed subscription fees should be allocated to the monthly period in which the Company has the contractual right to bill under the contract. As a result, the adoption of ASC 606 did not have a material impact on the Company’s subscription revenues.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States of America	$9,584	$12,433	$19,795	$26,045
United Kingdom	2,012	2,241	4,122	5,061
Other (1)	2,655	4,068	5,736	7,969
Total revenues, net	$14,251	$18,742	$29,653	$39,075

(1)	No individual country within the “Other” category accounted for 10% or more of revenues, net for any period presented.

Contract Balances

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of any necessary allowance for doubtful accounts or credit reserves. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balance of accounts receivable, net of the allowance for doubtful accounts and the credit reserve, as of June 30, 2018 and December 31, 2017 is presented in the accompanying condensed consolidated balance sheets.

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

Under the Company’s terms of service, individual customer advances that are not used by or refunded to the customer for a period of 180 days become the property of the Company. The Company recognizes these advances from customers that have remained outstanding for 180 days or more as breakage revenues. The Company recorded historical breakage up to January 1, 2018 as an adjustment to opening accumulated deficit, and breakage revenue for the three and six months ended June 30, 2018 within revenues, net. Changes in the balance of advances from customers during the six months ended June 30, 2018 are as follows:

Balance at December 31, 2017, as previously reported	$2,003
Impact of adoption of ASC 606 on January 1, 2018	(1,445)
Balance at January 1, 2018, as adjusted	558
Customer advances received	3,935
Subscription revenue recognized (on a gross basis)	(3,887)
Breakage revenue recognized	(122)
Balance at June 30, 2018	$484

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

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the six months ended June 30, 2018 were as follows:

	Costs to Obtain Contracts	Costs to Fulfill Contracts
Balances at January 1, 2018, as adjusted for adoption of ASC 606	$1,760	$880
Deferred costs	592	196
Amortization	(816)	(329)
Balances at June 30, 2018	$1,536	$747

ASC 606 Adoption Impact on Reported Results

The following table reflects the accounts impacted by the adoption of ASC 606 on the Company’s condensed consolidated balance sheets at June 30, 2018:

	June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$5,787	$4,406	$1,381
Other non-current assets	2,401	1,499	902
Liabilities
Accrued expenses and other current liabilities	$9,001	$10,568	$(1,567)
Shareholders' equity
Accumulated deficit	$(240,857)	$(244,707)	$3,850

The following tables reflects the impact of the adoption of ASC 606 on the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues, net	$14,251	$14,203	$48	$29,653	$29,531	$122
Cost of revenues	6,963	6,888	75	14,535	14,402	133
Gross profit	7,288	7,315	(27)	15,118	15,129	(11)
Operating expenses
Sales and marketing	6,154	6,105	49	13,535	13,311	224
Research and development	5,817	5,817	—	11,972	11,972	—
General and administrative	3,766	3,766	—	7,143	7,143	—
Total operating expenses	15,737	15,688	49	32,650	32,426	224
Loss from operations	(8,449)	(8,373)	(76)	(17,532)	(17,297)	(235)
Other income, net	377	377	—	672	672	—
Loss before provision for income taxes	(8,072)	(7,996)	(76)	(16,860)	(16,625)	(235)
Provision for income taxes	(204)	(204)	—	(528)	(528)	—
Net loss	$(8,276)	$(8,200)	$(76)	$(17,388)	$(17,153)	$(235)
Net loss per share available to common stockholders, basic and diluted	$(1.44)	$(1.42)	$(0.02)	$(3.02)	$(2.98)	$(0.04)

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations since its contracts generally have an original expected term of one year or less and the Company recognizes revenues at the amount to which it has the right to invoice for services performed.

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

				June 30,	December 31,
	Estimated Useful Life (in years)			2018	2017
Computer equipment	3	to	4	$29,898	$29,938
Software, including internally developed software		3		24,684	23,389
Leasehold improvements		Shorter of useful life or lease term		4,923	4,617
Office equipment, furniture and fixtures	3	to	5	2,234	2,127
Total property and equipment				61,739	60,071
Less: Accumulated depreciation and amortization				(47,907)	(44,512)
Property and equipment, net				$13,832	$15,559

Depreciation and amortization of internally developed software for the six months ended June 30, 2018 and 2017 was $3,500 and $4,254, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	June 30,	December 31,
	2018	2017
Accrued salary and payroll-related expenses	$3,570	$4,372
Accrued liabilities	2,196	2,161
Advanced billings	505	459
Deferred rent	503	475
Customer advances	484	2,003
Income taxes payable	474	142
Sales and use tax payable	254	341
Other	1,015	521
Total accrued expenses and other current liabilities	$9,001	$10,474

4. Goodwill and Intangible Assets

Due to a continued stock price decline, the Company’s market capitalization decreased to a value below the net book value of the Company’s net assets for the three and six months ended June 30, 2018, triggering the Company to perform an interim goodwill impairment test at that time. For the purposes of this goodwill impairment test, the Company estimated the fair value of its sole reporting unit using the market approach. Under the market approach, the Company utilized the market capitalization of its fully diluted common stock for June 30, 2018, and applied an estimated control premium based on an analysis of control premiums paid in acquisitions of companies in the same or similar industries as the Company. Because the significant inputs used in this analysis are readily available from public markets or can be derived from observable market transactions, they have been classified as level 2 within the fair value hierarchy. Based on this analysis, there was no impairment of goodwill recorded as of June 30, 2018.

The goodwill activity for the three months ended June 30, 2018 consisted of the following:

Balance at December 31, 2017	$16,768
Foreign currency translation adjustments	(48)
Balance at June 30, 2018	$16,720

Intangible assets consisted of the following as of the dates presented:

	Estimated Useful Life (in years)			June 30, 2018	December 31, 2017
Developed technology	5	to	6	$9,910	$9,910
Customer relationships		4		3,370	3,370
Non-compete agreements and tradenames	2	to	3	1,390	1,390
Total intangible assets				14,670	14,670
Less: accumulated amortization				(11,536)	(10,195)
Intangible assets, net				$3,134	$4,475

Amortization of intangible assets was $651 and $721 for the three months ended June 30, 2018 and 2017, respectively, and $1,341 and $1,451 for the six months ended June 30, 2018 and 2017, respectively.

Future estimated amortization of intangible assets as of June 30, 2018, is presented below:

Remaining six months of 2018	$1,196
Year ending December 31, 2019	1,843
Year ending December 31, 2020	95
Total	$3,134

5. Restructuring Activities

On January 24, 2018, the Company initiated an organizational restructuring plan (the “2018 Restructuring Plan”) designed to reduce operating expenses in response to declines in revenues and to better align the Company’s efforts to return to growth. The 2018 Restructuring Plan currently includes a headcount reduction of approximately 12% of the Company’s workforce, the closure of certain leased facilities and the consolidation of space in the Company’s San Francisco headquarters. For the three and six months ended June 30, 2018, the Company recorded $84 and $946, respectively, of restructuring related expenses in connection with the 2018 Restructuring Plan in the accompanying condensed consolidated statements of operations. As of June 30, 2018, approximately $72 in restructuring related expenses associated with the 2018 Restructuring Plan remained unpaid and were included in accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets. Further costs associated with the 2018 Restructuring Plan are not expected to be material in future periods.

6. Capital Lease Obligations

Since 2015, the Company has entered into various capital lease arrangements with two equipment manufacturers to finance acquisitions of computer equipment. These leases have effective annual interest rates ranging from 5.2% to 7.9%, and are repayable in 36 to 48 consecutive equal monthly installments of principal and interest. At the end of each lease period, the Company has the option to purchase the underlying equipment at the estimated fair market value, or for a nominal amount in some cases. As of June 30, 2018 and December 31, 2017, the net book value of the computer equipment under these capital leases was $2,357 and $2,861, respectively, and the remaining principal balance payable was $2,447 and $3,103, respectively.

The maturities of all outstanding capital lease arrangements as of June 30, 2018, are as follows:

Year ending
December 31, 2018	$761
December 31, 2019	1,137
December 31, 2020	538
December 31, 2021	11
Total capital lease obligations	2,447
Less:
Current portion	(1,445)
Non-current portion of capital lease obligations	$1,002

7. Common Stock

As of June 30, 2018, and December 31, 2017, the Company’s amended certificate of incorporation authorizes the issuance of 142,857 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	June 30,	December 31,
	2018	2017
Options or RSUs available for future grant under stock option plans	779	999
RSUs outstanding under stock option plans	938	568
Options outstanding under stock option plans	548	436
Shares available for future issuance under employee stock purchase plan	208	182
Total	2,473	2,185

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

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2017	436	$37.60	7.04	$65
Options granted	131	7.03	9.74
Options forfeited and cancelled	(19)	57.38	—
Balances at June 30, 2018	548	29.60	7.30	1
Options exercisable	360	39.43	6.27	1
Options vested	360	39.42	6.27	1
Options vested and expected to vest	525	30.45	7.21	1

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2017	568	$14.22
RSUs granted	539	7.08
RSUs vested	(24)	24.81
RSUs cancelled and withheld to cover taxes	(145)	14.46
Granted and unvested at June 30, 2018	938	$9.80

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 57 shares on January 1, 2018. During the three and six months ended June 30, 2018, 31 shares were issued under the 2013 ESPP. During the three and six months ended June 30, 2017, 15 shares were issued under the 2013 ESPP.

9. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $1,030 and $918 for the three months ended June 30, 2018 and 2017, respectively, and $2,058 and $2,760 for the six months ended June 30, 2018 and 2017, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions for its Black-Scholes option-pricing model for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Dividend yield	—	—	—	—
Expected volatility	55.7%	47.3%	55.9%	47.3%
Risk-free interest rate	2.56%	2.03%	2.54%	2.03%
Expected life of options (in years)	4.00	6.25	4.00	6.25

During the three and six months ended June 30, 2018, the Company began estimating the expected volatility of its common stock and expected life of its stock options based on its own historical experience. The expected volatility reflects the actual historical volatility of the price of the Company’s common stock since it began trading publicly in March 2013. The expected life represents the period of time that stock options are expected to be outstanding, based on historical exercise and employee departure behavior. Prior to 2018, the Company estimated its expected volatility using the historical stock volatilities of similar publicly-traded companies, and estimated the expected life based on the simplified method as allowed by the SEC staff. The Company has no history or expectation of paying cash dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of grant.

There were no exercises of stock options during the three and six months ended June 30, 2018 and 2017.

Compensation expense, net of estimated forfeitures, is recognized ratably over the requisite service period. As of June 30, 2018, there was $788 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

RSUs

As of June 30, 2018, there was $6,547 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.6 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

Income tax expense for the three and six months ended June 30, 2018 was $204 and $528, respectively, on pre-tax losses of $8,072 and $16,860, respectively. As of June 30, 2018, the income tax rate varies from the federal income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company accounts for uncertain tax positions and believes that it has provided adequate reserves for its unrecognized tax benefits for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three and six months ended June 30, 2018 and 2017, the Company did not recognize any interest or penalties related to uncertain tax positions.

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

The SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. For the three months ended June 30, 2018, the accounting for the TCJA remained incomplete, but there were no material changes to the provisional tax impacts assessed for the year ended December 31, 2017. The accounting is expected to be completed when the Company’s 2017 U.S. corporate income tax is filed in 2018.

As of June 30, 2018, the amounts recorded or anticipated for the TCJA remain provisional for the Transition Tax, the re-measurement of deferred taxes, the reassessment of permanently reinvested earnings uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations and state tax conformity to federal tax changes, among other factors.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss available to common stockholders	$(8,276)	$(10,545)	$(17,388)	$(16,671)
Denominator:
Weighted average number of shares, basic and diluted	5,767	5,640	5,751	5,572
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(1.44)	$(1.87)	$(3.02)	$(2.99)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2018	2017
Options to purchase common stock	548	466
Unvested RSUs	938	363
Common stock subject to repurchase	—	1
Total	1,486	830

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

See Note 2 for the Company’s revenues by geographic area, based on the billing location of the customer, for the periods presented. Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows for the periods presented:

	June 30,	December 31,
	2018	2017
United States of America	$13,422	$15,069
International	410	490
Total long-lived assets, net	$13,832	$15,559

13. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended June 30, 2018 and 2017 was $2,076 and $2,188, respectively, and for the six months ended June 30, 2018 and 2017 was $4,195 and $4,268, respectively.

Future minimum lease payments for significant operating leases, net of sublease payments from a portion of the Company’s San Francisco and Portland office spaces, as of June 30, 2018, were as follows:

Remaining six months of 2018	$3,729
Year ending December 31, 2019	8,079
Year ending December 31, 2020	3,649
Year ending December 31, 2021	3,434
Year ending December 31, 2022 and thereafter	2,663
Total	$21,554

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheet as of June 30, 2018 and audited consolidated balance sheet as of December 31, 2017.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations as of June 30, 2018 and December 31, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017, included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2017, filed with the SEC on March 5, 2018. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide a leading cross-channel, cross-device, enterprise marketing software platform for search, social, display and eCommerce advertising channels, offered as a software-as-a-service, or SaaS, solution for advertisers and agencies. Our platform is an analytics, workflow and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend across search, social and display channels. We market and sell our solutions to advertisers directly and through leading advertising agencies, and our customers collectively manage billions of dollars in advertising spend on our platform globally across a wide range of industries. Our solution is designed to help our customers:

●	measure the effectiveness of their advertising campaigns through our proprietary reporting and analytics capabilities;

●

manage and execute campaigns through our intuitive user interface and underlying technology that streamlines and automates key functions, such as advertisement creation and bidding, across multiple publishers and channels; and

●	optimize campaigns across multiple publishers and channels based on market and business data to achieve desired revenue outcomes using our predictive bid management technology.

Components of Results of Operations

Revenues

We generate revenues principally from subscription contracts under which we provide advertisers with access to our search, social, display and eCommerce advertising management platform, either directly or through the advertiser’s relationship with an agency with whom we have a contract. Under these subscription contracts, we charge fees generally based upon the amount of advertising spend that our customers manage through our platform.

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

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside the United States represented 33% and 34% of total revenues for the three months ended June 30, 2018 and 2017, respectively, and 33% of total revenues for both the six months ended June 30, 2018 and 2017.

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

We are reducing our headcount and operating expenses to bring them in line with our revenues, while continuing to maintain our data center capacity and add new platform features.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$14,251	100%	$18,742	100%	$29,653	100%	$39,075	100%
Cost of revenues (1) (2) (3)	6,963	49	8,207	44	14,535	49	16,531	42
Gross profit	7,288	51	10,535	56	15,118	51	22,544	58
Operating expenses
Sales and marketing (1) (2) (3)	6,154	43	6,710	36	13,535	46	13,386	34
Research and development (1) (2) (3)	5,817	41	6,646	35	11,972	40	13,784	35
General and administrative (1) (2) (3)	3,766	26	3,945	21	7,143	24	8,122	21
Impairment of goodwill	—	—	2,797	15	—	—	2,797	7
Total operating expenses	15,737	110	20,098	107	32,650	110	38,089	97
Loss from operations	(8,449)	(59)	(9,563)	(51)	(17,532)	(59)	(15,545)	(40)
Other income (expenses), net	377	3	(563)	(3)	672	2	(301)	(1)
Loss before provision for income taxes	(8,072)	(57)	(10,126)	(54)	(16,860)	(57)	(15,846)	(41)
Provision for income taxes	(204)	(1)	(419)	(2)	(528)	(2)	(825)	(2)
Net loss	$(8,276)	(58)%	$(10,545)	(56)%	$(17,388)	(59)%	$(16,671)	(43)%

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$172	$152	$376	$463
Sales and marketing	271	200	511	412
Research and development	314	318	653	1,314
General and administrative	273	248	518	571

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$233	$245	$470	$492
Sales and marketing	184	222	397	445
Research and development	234	244	471	491
General and administrative	—	10	3	23

(3)	Restructuring related expenses included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$—	$—	$139	$—
Sales and marketing	48	—	545	—
Research and development	—	—	115	—
General and administrative	36	—	147	—

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

●

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

●

Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for bonus compensation and planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our Board concerning our financial performance; and

●

Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

We understand that, although Adjusted EBITDA is widely used by investors and securities analysts in their evaluations of companies, it has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

●

Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

●	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

●	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(8,276)	$(10,545)	$(17,388)	$(16,671)
Depreciation	759	1,263	1,557	2,599
Amortization of internally developed software	986	867	1,943	1,655
Amortization of intangible assets	651	721	1,341	1,451
Amortization of deferred costs to obtain and fulfill contracts	540	—	1,145	—
Provision for income taxes	204	419	528	825
Impairment of goodwill	—	2,797	—	2,797
Stock-based compensation expense	1,030	918	2,058	2,760
Capitalization of internally developed software costs	(602)	(413)	(1,295)	(956)
Deferral of costs to obtain and fulfill contracts	(416)	—	(788)	—
Restructuring related expenses	84	—	946	—
Other (income) expenses, net	(377)	563	(672)	301
Adjusted EBITDA	$(5,417)	$(3,410)	$(10,625)	$(5,239)

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Revenues, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Revenues, net	$14,251	$18,742	$(4,491)	(24)%	$29,653	$39,075	$(9,422)	(24)%

Revenues, net, for the three and six months ended June 30, 2018 decreased $4.5 million and $9.4 million, respectively, or 24% (for both periods), as compared to the corresponding periods in 2017. During the preceding 12 months, we experienced an increase in customer turnover, combined with a decrease in new customer bookings. In addition, we continued to encounter significant competition and related price pressure within our marketplace, further driving down our revenues, net.

Revenues, net, in the three and six months ended June 30, 2018, from our customers located in the United States represented 67% (for both periods) of total revenues, net, and in the three and six months ended June 30, 2017, revenues, net, from our customers located in the United States represented 66% and 67%, respectively, of total revenues, net. There were no customers that accounted for 10% or greater of our revenues, net, in either of the three and six months ended June 30, 2018 or 2017.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Cost of revenues	$6,963	$8,207	$(1,244)	(15)%	$14,535	$16,531	$(1,996)	(12)%
Gross profit	7,288	10,535	(3,247)	(31)	15,118	22,544	(7,426)	(33)
Gross profit percentage	51%	56%			51%	58%

Cost of revenues for the three and six months ended June 30, 2018 decreased $1.2 million and $2.0 million, respectively, or 15% and 12%, respectively, as compared to the corresponding periods in 2017. This was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which for the three and six months ended June 30, 2018 led to decreases of $0.6 million and $0.9 million, respectively, in compensation and benefits expense, including stock-based compensation, as compared to the same periods in 2017. We also experienced decreases of $0.3 million and $0.4 million, respectively, in hosting costs during the three and six months ended June 30, 2018, due to a decline in the usage of our hosted platform from the corresponding periods in 2017. Additionally, for the three and six months ended June 30, 2018, depreciation and amortization of internally developed software decreased $0.3 million and $0.6 million, respectively, due primarily to the nature and timing of capital expenditures and internal projects as compared to the corresponding periods in 2017.

Our gross margin decreased to 51% for both the three and six months ended June 30, 2018, as compared to 56% and 58%, respectively, for the corresponding periods in 2017. This was primarily due to our revenues declining during these periods at a faster rate than the corresponding decreases in costs. Specifically, expenses for compensation and benefits, hosting, facilities and information technology and depreciation and amortization of internally developed software all declined in absolute dollars, but increased as a percentage of revenues, during the three and six months ended June 30, 2018, as compared to the same periods in 2017.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$6,154	$6,710	$(556)	(8)%	$13,535	$13,386	$149	1%
Percent of revenues, net	43%	36%			46%	34%

Sales and marketing expenses for the three months ended June 30, 2018 decreased $0.6 million, or 8% as compared to the corresponding period in 2017, and for the six months ended June 30, 2018 increased $0.1 million, or 1%, as compared to the same period in 2017. The decrease during the three months ended June 30, 2018 was primarily attributable to a reduction in the global sales support and marketing headcount during this time, including reductions that were part of our restructuring activities in 2018 (Note 5), contributing to a net decrease of $0.5 million in personnel-related costs. This reduction in headcount also resulted in a net decrease of $0.4 million in personnel-related costs during the six months ended June 30, 2018, but that decrease was offset by the $0.6 million in restructuring costs incurred during that period as compared to 2017, when no such restructuring activities occurred.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Research and development	$5,817	$6,646	$(829)	(12)%	$11,972	$13,784	$(1,812)	(13)%
Percent of revenues, net	41%	35%			40%	35%

Research and development expenses for the three and six months ended June 30, 2018 decreased $0.8 million and $1.8 million, respectively, or 12% and 13%, respectively, as compared to the corresponding periods in 2017. The decreases were primarily due to a reduction in the number of full-time research and development personnel, resulting in decreases of $0.6 million and $1.6 million, respectively, in compensation expense as compared to the same period in 2017. The decrease in compensation expense for the six months ended June 30, 2018 includes a $0.7 million decrease in stock-based compensation expense, driven by employee turnover and the decline in our stock price. The decreases were further driven by the capitalization of costs as internally developed software, which increased $0.2 million and $0.3 million, respectively, during the three and six months ended June 30, 2018, due to the nature and timing of internal projects as compared to the corresponding periods in 2017.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
General and administrative	$3,766	$3,945	$(179)	(5)%	$7,143	$8,122	$(979)	(12)%
Percent of revenues, net	26%	21%			24%	21%

General and administrative expenses for the three and six months ended June 30, 2018 decreased $0.2 million and $1.0 million, respectively, or 5% and 12%, respectively, as compared to the corresponding periods in 2017. These decreases were largely driven by the reduction in our provision for bad debts during the three and six months ended June 30, 2018 of $0.1 million and $0.8 million, respectively, as compared to the same periods in 2017. We reduced our allowance for doubtful accounts by $0.3 million and $0.6 million, respectively, during the three and six months ended June 30, 2018, due largely to improved efforts to collect on long outstanding and reserved receivables.

Impairment of Goodwill

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Impairment of goodwill	$—	$2,797	$(2,797)	(100)%	$—	$2,797	$(2,797)	(100)%
Percent of revenues, net	—%	15%			—%	7%

We recorded a goodwill impairment charge of $2.8 million during the second quarter of 2017. No goodwill impairment was identified during the three and six months ended June 30, 2018.

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Other income (expenses), net	377	(563)	940	(167)%	672	(301)	973	(323)%

Other income, net, primarily consists of sublease income recorded under agreements for a portion of our San Francisco office space and our Portland office space, with terms through December 2018 and May 2020, respectively, as well as foreign currency transaction gains and losses and interest income and expense. During the three and six months ended June 30, 2018, we earned sublease income of $0.3 million and $0.6 million, respectively, as compared to $0.3 million and $0.5 million, respectively, during the corresponding periods in 2017. Foreign currency transaction gains were $0.1 million for the three and six months ended June 30, 2018 (both periods), which compared to foreign currency transaction losses of $0.7 million for the three and six months ended June 30, 2017 (both periods).

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Provision for income taxes	$(204)	$(419)	$215	(51)%	$(528)	$(825)	$297	(36)%

The provision for income taxes for the three and six months ended June 30, 2018 totaled $0.2 million and $0.5 million, primarily due to profits earned by our wholly owned foreign subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering of common stock (“IPO”), we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into capital lease arrangements to fund capital purchases. As of June 30, 2018, our principal sources of liquidity were our unrestricted cash and cash equivalents of $15.9 million and our capital lease arrangements. The approximate weighted-average interest rate on our outstanding borrowings as of June 30, 2018 was 6.0%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

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

We presently maintain cash balances in our foreign subsidiaries. As of June 30, 2018, we had $15.9 million of cash and cash equivalents in aggregate, of which $8.8 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries. While our application of the accounting for the TCJA is ongoing and currently uncertain, we provisionally estimate that no such tax will be due, as our foreign subsidiaries have accumulated significant losses.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(9,397)	$(1,254)
Net cash used in investing activities	(1,495)	(1,215)
Net cash used in financing activities	(601)	(583)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(124)	1,161
Net decrease in cash and cash equivalents and restricted cash	$(11,617)	$(1,891)

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

Cash used in operating activities during the six months ended June 30, 2018 of $9.4 million was primarily the result of a net loss of $17.4 million, adjusted for non-cash expenses of $8.1 million, which primarily included depreciation, amortization, unrealized foreign currency gains, stock-based compensation expense and provision for bad debts. This was further increased by a net change in working capital items of $0.1 million, most notably (1) a decrease in accounts receivable of $2.4 million due to the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $1.2 million related to the timing of related disbursements and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $1.3 million due to the timing of related disbursements and customer advances.

Cash used in operating activities during the six months ended June 30, 2017 of $1.3 million was primarily the result of a net loss of $16.7 million, adjusted for non-cash expenses of $12.6 million, which primarily included depreciation, amortization, unrealized foreign currency losses, stock-based compensation expense and provision for bad debts. This was further offset by a $2.8 million net change in working capital items, most notably (1) a decrease in accounts receivable of $4.8 million due to the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $1.2 million related to the timing of related disbursements and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.8 million due to the timing of related disbursements and customer advances.

Investing Activities

During the six months ended June 30, 2018 and 2017, investing activities primarily consisted of purchases of property and equipment, including leasehold improvements, technology hardware and software to support our business, as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2018 was $0.6 million. This was primarily due to $0.7 million of net repayments under our capital lease arrangements and $0.1 million in employee taxes paid for withheld shares upon the settlement of equity awards, partially offset by $0.2 million of proceeds from net contributions to the 2013 Employee Stock Purchase Plan (“2013 ESPP”).

Cash used in financing activities during the three months ended June 30, 2017 was $0.6 million. This was primarily due to $0.5 million of net repayments under our capital lease arrangements and $0.2 million in employee taxes paid for withheld shares upon the settlement of equity awards, partially offset by $0.1 million of proceeds from net contributions to the 2013 ESPP.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three and six months ended June 30, 2018 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year 2017 filed with the SEC on March 5, 2018, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of June 30, 2018, other than operating leases and related subleases, as described in the Notes to the unaudited condensed consolidated financial statements, and the irrevocable letter of credit described in the “Liquidity and Capital Resources” section above.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of June 30, 2018, we had cash and cash equivalents of $15.9 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2018, we had an aggregate of $2.4 million in capital lease obligations outstanding. These capital lease obligations carry fixed interest rates that range from 5.2% to 7.9%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding capital lease obligations. Changes in interest rates would, however, affect operating results and cash flows because of the variable rate nature of our obligations. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of June 30, 2018, would result in an insignificant impact to interest expense for 2018.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 33% for both the six months ended June 30, 2018 and 2017. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were $0.1 million for the three and six months ended June 30, 2018 (both periods), and $(0.7) million for the three and six months ended June 30, 2017 (both periods). Transaction gains and losses are included in other income (expenses), net.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $31.5 million during 2017, and a net loss of $17.4 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $240.9 million. The losses and accumulated deficit were due in part to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2018 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including, among others:

●	publishers generally offer their tools for free, or at a reduced price, as their primary compensation is via the sale of advertising on their own or syndicated websites;

●

some of our competitors, such as Adobe and Google, have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed customer base, adopt more aggressive pricing policies, and devote greater resources to the development, promotion and sale of their products and services than we can;

●

channel-specific competitors, such as AdRoll Inc., Criteo S.A., Kenshoo Ltd., MediaMath Inc., Nanigans, Inc. and Salesforce.com (through its wholly owned subsidiary Social.com), may devote greater resources to the development, promotion and sale of their channel-specific products and services than we can;

●	companies may enter our market by expanding their platforms or acquiring a competitor; and

●

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

In addition, in most instances, we have agreed to indemnify our customers against certain claims that our subscription services infringe the intellectual property rights of third parties. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

●	cease offering or using technologies that incorporate the challenged intellectual property;

●	make substantial payments for legal fees, settlement payments or other costs or damages;

●	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

●	redesign technology to avoid infringement.

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

We currently have personnel and customers in Australia, China, England, France, Germany, Ireland, Japan and Singapore, as well as the United States. Due to our international exposure, our business is susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

●	the need to support and integrate with local publishers and partners;

●	continued localization of our platform, including translation into foreign languages and associated expenses;

●	competition with companies that have greater experience in the local markets than we do or who have pre-existing relationships with potential customers in those markets;

●	compliance with multiple, potentially conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

●	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act;

●	difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure;

●	difficulties in staffing and managing foreign operations and the increased travel, infrastructure and legal compliance costs associated with international operations;

●	different or lesser protection of our intellectual property rights;

●	difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;

●	restrictions on repatriation of earnings; and

●	regional economic and political conditions.

We have limited experience in marketing, selling and supporting our subscription services internationally, which increases the risk that any potential future expansion efforts that we may undertake will not be successful.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Chinese Yuan, Euros, Japanese Yen and Singaporean Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. If the U.S. Dollar strengthens relative to foreign currencies as it did during the second quarter of 2018, our non-U.S. revenues would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of U.S. and foreign currency-denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. Over the last two years, we have experienced turnover in our senior management and Board and engaged in reductions in our workforce. This lack of management continuity and turnover amongst our employees that we have experienced recently could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, we must successfully integrate any new senior management and other new personnel within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

Some features of our subscription services use cookies, which trigger the data protection requirements of certain foreign jurisdictions, such as the EU General Data Protection Regulation (the "GDPR") and the EU ePrivacy Directive. In addition, our services collect data about visitors’ interactions with our advertiser clients that may be subject to regulation under current or future laws or regulations. If our privacy or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, audits or other liabilities in such jurisdictions, or our advertisers may terminate their relationships with us. In addition, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, clients, or partners outside the United States. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign clients and partners are not able to lawfully transfer data to us.

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from or through the activities of visitors could be collected, processed or stored. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. For example, in June 2018, California passed the California Consumer Privacy Act (the "CCPA"), which provides new data privacy rights for consumers and new operational requirements for companies, effective 2020. Fines for non-compliance may be up to $7,500 per violation. The burdens imposed by the GDPR and CCPA, and changes to existing laws or new laws regulating the solicitation, collection or processing of personal and consumer information, truth-in-advertising and consumer protection could affect our customers’ utilization of digital advertising and marketing, potentially reducing demand for our subscription services, or impose restrictions that make it more difficult or expensive for us to provide our services.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

●	the level of advertising spend managed through our platform for a particular quarter;

●	customer renewal rates, and the pricing and usage of our platform in any renewal term;

●	demand for our platform and the size and timing of our sales;

●	customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;

●	delays in projects to upgrade our own software platform infrastructure and any resulting delays in releasing new features;

●	network outages, platform downtime, software bugs or security breaches and any associated credits, warranty claims or other expenses;

●	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;

●	market acceptance of our current and future solutions;

●	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;

●	budgeting cycles of our customers;

●	our potentially lengthy sales cycle;

●	our ability to control costs, including our operating expenses;

●	the amount and timing of infrastructure costs and operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

●	hiring or separation of employees;

●	foreign currency exchange rate fluctuations; and

●	general economic and political conditions in our domestic and international markets.

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

Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

●	regulatory and commercial risks relating to advertising technologies we may acquire;

●	difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency or in foreign countries;

●	cultural challenges associated with integrating employees from the acquired company into our organization;

●	reputation and perception risks associated with the acquired product or technology by the general public;

●	ineffectiveness or incompatibility of acquired technologies or services;

●	potential loss of key employees of acquired businesses;

●	inability to maintain the key business relationships and the reputations of acquired businesses;

●	diversion of management’s attention from other business concerns;

●	litigation for activities of the acquired company, including claims from terminated employees, clients, former shareholders or other third parties;

●

failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology, or solution, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues;

●

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; costs necessary to establish and maintain effective internal controls for acquired businesses;

●	failure to successfully further develop the acquired technology in order to recoup our investment; and

●	increased fixed costs.

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

Even if we exit emerging growth company status, many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $250 million of worldwide common equity held by non-affiliates. In the event that we are still considered a smaller reporting company, at such time we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an emerging growth company or smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

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

In the first half of 2017, the market capitalization of our publicly traded common stock sustained a decline to the extent that it fell below the book value of our net assets. We identified and recorded goodwill impairment expense of $2.8 million for the three months ended June 30, 2017, but no goodwill impairment was identified in any subsequent period as of June 30, 2018. However, as additional facts, circumstances or assumptions change in the future, we may be required to record additional impairment charges to reduce the carrying value of our goodwill, intangible assets and other long-term assets.

Risks Related to the Ownership of Our Common Stock

If we cannot meet the continued listing requirements of The Nasdaq Global Market, The Nasdaq Global Stock Market may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.

Our common stock is listed on The Nasdaq Global Stock Market (“Nasdaq”). Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. If Nasdaq delists our securities for trading on the Nasdaq, we could face significant adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	reduced liquidity with respect to our common stock;

●	reduced trading volume in and market price of our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Such a de-listing would likely have an adverse effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we may take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity or trading volume of our common stock, prevent our common capitalization and stockholder’s equity from dropping below the Nasdaq minimum requirements, or prevent other future non-compliance with Nasdaq’s continued listing requirements.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations and could subject us to litigation.

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to June 30, 2018) has been volatile. Factors affecting the market price of our common stock include:

●

variations in, or forward looking guidance regarding, our revenues, gross margin, operating results, free cash flow, loss per share, revenue retention rates, annualized advertising spend on our platform, adjusted EBITDA and how these results compare to analyst and investor expectations;

●	announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements by us or by our competitors;

●	disruptions in our cloud-based operations or services or disruptions of other prominent cloud-based operations or services;

●	the economy as a whole, market conditions in our industry, and the industries of our customers; and

●	any other factors discussed herein.

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

From January 1, 2015 through June 30, 2018, the closing sales price of our common stock on the New York Stock Exchange (from January 1, 2015 through June 19, 2018), and The Nasdaq Global Market (from June 20, 2018 to June 30, 2018) ranged from $5.70 to $59.92 per share (retroactively adjusting for the one-for-seven reverse stock split, which became effective on October 5, 2017). Because our stock price has been volatile, investing in our common stock is risky.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our Company more difficult, including the following:

●	our Board is classified into three classes of directors with staggered three-year terms and directors can only be removed from office for cause;

●

only our Board has the right to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;

●	only our chairman of the Board, our lead independent director, our chief executive officer, our president, or a majority of our Board is authorized to call a special meeting of stockholders;

●	certain litigation against us can only be brought in Delaware;

●

our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without the approval of the holders of common stock; and

●	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

MARIN SOFTWARE INCORPORATED

Dated: August 9, 2018	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2018	By:	/s/ Bradley W. Kinnish
Bradley W. Kinnish
Chief Financial Officer (Principal Financial and Accounting Officer)