Form 10-Q
period 2018-09-30
MARIN SOFTWARE INC
filed 2018-11-13
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, the registrant had 5,792,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At September 30,	At December 31,
	2018	2017*
Assets
Current assets
Cash and cash equivalents	$13,397	$27,544
Restricted cash	1,293	1,293
Accounts receivable, net	8,666	12,237
Prepaid expenses and other current assets	4,937	3,989
Total current assets	28,293	45,063
Property and equipment, net	12,742	15,559
Goodwill	1,968	16,768
Intangible assets, net	2,536	4,475
Other non-current assets	2,399	1,504
Total assets	$47,938	$83,369
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,045	$2,826
Accrued expenses and other current liabilities	8,862	10,474
Capital lease obligations	1,392	1,416
Total current liabilities	12,299	14,716
Capital lease obligations, non-current	741	1,687
Other long-term liabilities	4,017	4,183
Total liabilities	17,057	20,586
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value - 142,857 shares authorized, 5,790 and 5,729 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	294,135	291,163
Accumulated deficit	(262,351)	(227,704)
Accumulated other comprehensive loss	(909)	(682)
Total stockholders’ equity	30,881	62,783
Total liabilities and stockholders’ equity	$47,938	$83,369

*	Derived from the Company’s audited consolidated financial statements as of December 31, 2017.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues, net	$13,153	$18,224	$42,806	$57,299
Cost of revenues	6,459	8,256	20,994	24,787
Gross profit	6,694	9,968	21,812	32,512
Operating expenses
Sales and marketing	5,296	6,630	18,831	20,016
Research and development	5,471	6,672	17,443	20,456
General and administrative	2,921	3,920	10,064	12,042
Impairment of goodwill	14,740	—	14,740	2,797
Total operating expenses	28,428	17,222	61,078	55,311
Loss from operations	(21,734)	(7,254)	(39,266)	(22,799)
Other income (expenses), net	336	(144)	1,008	(445)
Loss before provision for income taxes	(21,398)	(7,398)	(38,258)	(23,244)
Provision for income taxes	(96)	(151)	(624)	(976)
Net loss	(21,494)	(7,549)	(38,882)	(24,220)
Foreign currency translation adjustments	(93)	585	(227)	1,923
Comprehensive loss	$(21,587)	$(6,964)	$(39,109)	$(22,297)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(3.71)	$(1.34)	$(6.75)	$(4.31)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	5,787	5,651	5,763	5,625
Stock-based compensation expense is allocated as follows (Note 9):
Cost of revenues	$160	$166	$536	$629
Sales and marketing	181	197	692	609
Research and development	339	326	992	1,640
General and administrative	195	234	713	805
Amortization of intangible assets is allocated as follows (Note 4):
Cost of revenues	$234	$240	$704	$732
Sales and marketing	130	216	527	661
Research and development	234	239	705	730
General and administrative	—	5	3	28
Restructuring related expenses are allocated as follows (Note 5):
Cost of revenues	$37	$—	$176	$—
Sales and marketing	113	—	658	—
Research and development	—	—	115	—
General and administrative	11	—	158	—

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(38,882)	$(24,220)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of goodwill	14,740	2,797
Depreciation	2,185	3,748
Amortization of internally developed software	2,871	2,671
Amortization of intangible assets	1,939	2,151
Loss (gain) on disposals of property and equipment	3	(11)
Amortization of deferred costs to obtain and fulfill contracts	1,624	—
Unrealized foreign currency (gains) losses	(12)	795
Non-cash interest expense related to debt agreements	—	15
Stock-based compensation related to equity awards and restricted stock	2,933	3,683
(Recovery from) provision for bad debts	(194)	1,040
Changes in operating assets and liabilities
Accounts receivable	3,773	4,798
Prepaid expenses and other assets	(824)	(1,057)
Accounts payable	(751)	(692)
Accrued expenses and other liabilities	(181)	27
Net cash used in operating activities	(10,776)	(4,255)
Investing activities
Purchases of property and equipment	(580)	(351)
Proceeds from disposal of property and equipment	3	11
Capitalization of internally developed software	(1,693)	(1,398)
Net cash used in investing activities	(2,270)	(1,738)
Financing activities
Repayments of capital lease obligations	(971)	(788)
Employee taxes paid for withheld shares upon equity award settlement	(137)	(212)
Proceeds from employee stock purchase plan, net	249	215
Net cash used in financing activities	(859)	(785)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(242)	1,714
Net decrease in cash and cash equivalents and restricted cash	(14,147)	(5,064)
Cash and cash equivalents and restricted cash
Beginning of period	28,837	35,713
End of period	$14,690	$30,649
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock under employee stock purchase plan	$172	$130
Purchases of property and equipment recorded in accounts payable and accrued expenses	2	693
Acquisition of equipment through capital leases	—	181

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

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006 and management expects such losses to continue over the next several years. The Company incurred a net loss of $38,882 for the nine months ended September 30, 2018, and a net loss of $31,491 for the year ended December 31, 2017. As of September 30, 2018, the Company had an accumulated deficit of $262,351. The Company had cash, cash equivalents and restricted cash of $14,690 as of September 30, 2018. Management expects to incur additional losses and experience negative cash flows in the future. To continue to fund operations, including research and development, the Company will need to seek opportunities to increase revenues, lower costs and/or raise additional capital. In January 2018, the Company initiated organizational restructuring plans (see Note 5), which are expected to result in significant cost savings in 2018 and 2019. The Company believes that its cash, cash equivalents and restricted cash will provide sufficient funds for the Company to continue as a going concern for at least 12 months from the date of issuance of these condensed consolidated financial statements. This determination is based on projections that are predicated on the Company achieving certain minimum levels of sales from its search, social, display and eCommerce advertising channels.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for other interim periods or for future years.

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

Cash equivalents consist of money market funds, which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. These money market funds presented as cash equivalents on the consolidated balance sheets are classified as level 1 within the fair value hierarchy, and totaled $3,809 and $8,831 as of September 30, 2018 and December 31, 2017, respectively.

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. As of September 30, 2018 and December 31, 2017, the Company recorded an allowance for doubtful accounts in the amount of $2,511 and $4,028, respectively.

From time to time, the Company provides credits to customers and an allowance is made based on historical credit activity. As of September 30, 2018, and December 31, 2017, the Company recorded an allowance for potential customer credits in the amount of $587 and $799, respectively.

Goodwill and Long-Lived Asset Impairment Assessments

The Company evaluates goodwill for impairment in the fourth quarter of its fiscal year annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs its goodwill impairment test using the simplified method, whereby the fair value of this reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the goodwill is considered impaired by an amount equal to that difference. Due to a sustained decline in the market capitalization of the Company's common stock during the three and nine months ended September 30, 2018, the Company performed an interim goodwill impairment test. The outcome of this goodwill impairment test resulted in an impairment of goodwill of $14,740, which was recorded in the accompanying condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018. Refer to Note 4 for details of the Company's goodwill impairment test.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The Company adopted ASU 2017-09 on January 1, 2018, and it had no impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2018.

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

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will supersede the current lease guidance under ASC 840 and makes several changes such as requiring an entity to recognize a right-of-use asset and corresponding lease obligation on the balance sheet. ASU 2016-02 also requires enhanced disclosures of key information about leasing arrangements. This new standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, to clarify certain guidance in ASU 2016-02 and provide entities with an optional transition method to adopt the standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. The Company intends to adopt the new standard using the optional cumulative-effect adjustment method under ASU 2018-11 and is currently working through lease contract scoping, design and implementation of transition related controls, as well as the finalization of accounting elections. The Company is still assessing the impact that this standard will have on its consolidated financial statements and related disclosures, but it anticipates that it will result in the Company recording additional right-of-use assets and corresponding liabilities on its consolidated balance sheet.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is designed to improve the effectiveness of disclosures related to fair value measurements. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 35-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

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

The Company recorded a net reduction to opening accumulated deficit of $4,085, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to the recognition of breakage revenues and the deferral of incremental costs to both obtain and fulfill contracts. The impact to revenues for the three and nine months ended September 30, 2018 as a result of applying ASC 606 was not material. The adoption of ASC 606 did not have a material impact on the Company’s provision for income taxes, and had no impact on the net cash used in operating, investing and financing activities on the Company’s condensed consolidated statements of cash flows. Refer to “ASC 606 Adoption Impact on Reported Results,” below, for the impact of the adoption of ASC 606 on the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations.

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

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States of America	$9,192	$11,995	$28,987	$38,040
United Kingdom	1,755	2,358	5,877	7,419
Other (1)	2,206	3,871	7,942	11,840
Total revenues, net	$13,153	$18,224	$42,806	$57,299

(1)	No individual country within the “Other” category accounted for 10% or more of revenues, net for any period presented.

Contract Balances

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of any necessary allowance for doubtful accounts or credit reserves. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balance of accounts receivable, net of the allowance for doubtful accounts and the credit reserve, as of September 30, 2018 and December 31, 2017 is presented in the accompanying condensed consolidated balance sheets.

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

Under the Company’s terms of service, individual customer advances that are not used by or refunded to the customer for a period of 180 days become the property of the Company. The Company recognizes these advances from customers that have remained outstanding for 180 days or more as breakage revenues. The Company recorded historical breakage up to January 1, 2018 as an adjustment to opening accumulated deficit, and breakage revenue for the three and nine months ended September 30, 2018 within revenues, net. Changes in the balance of advances from customers during the nine months ended September 30, 2018 are as follows:

Balance at December 31, 2017, as previously reported	$2,003
Impact of adoption of ASC 606 on January 1, 2018	(1,445)
Balance at January 1, 2018, as adjusted	558
Customer advances received	5,826
Subscription revenue recognized (on a gross basis)	(5,781)
Breakage revenue recognized	(156)
Balance at September 30, 2018	$447

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

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the nine months ended September 30, 2018 were as follows:

	Costs to Obtain Contracts	Costs to Fulfill Contracts
Balances at January 1, 2018, as adjusted for adoption of ASC 606	$1,760	$880
Deferred costs	875	272
Amortization	(1,152)	(472)
Balances at September 30, 2018	$1,483	$680

ASC 606 Adoption Impact on Reported Results

The following table reflects the accounts impacted by the adoption of ASC 606 on the Company’s condensed consolidated balance sheets at September 30, 2018:

	September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$4,937	$3,679	$1,258
Other non-current assets	2,399	1,494	905
Liabilities
Accrued expenses and other current liabilities	$8,862	$10,463	$(1,601)
Stockholders' equity
Accumulated deficit	$(262,351)	$(266,115)	$3,764

The following tables reflects the impact of the adoption of ASC 606 on the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues, net	$13,153	$13,119	$34	$42,806	$42,650	$156
Cost of revenues	6,459	6,392	67	20,994	20,794	200
Gross profit	6,694	6,727	(33)	21,812	21,856	(44)
Operating expenses
Sales and marketing	5,296	5,242	54	18,831	18,554	277
Research and development	5,471	5,471	—	17,443	17,443	—
General and administrative	2,921	2,921	—	10,064	10,064	—
Impairment of goodwill	14,740	14,740	—	14,740	14,740	—
Total operating expenses	28,428	28,374	54	61,078	60,801	277
Loss from operations	(21,734)	(21,647)	(87)	(39,266)	(38,945)	(321)
Other income, net	336	336	—	1,008	1,008	—
Loss before provision for income taxes	(21,398)	(21,311)	(87)	(38,258)	(37,937)	(321)
Provision for income taxes	(96)	(96)	—	(624)	(624)	—
Net loss	$(21,494)	$(21,407)	$(87)	$(38,882)	$(38,561)	$(321)
Net loss per share available to common stockholders, basic and diluted	$(3.71)	$(3.70)	$(0.01)	$(6.75)	$(6.69)	$(0.06)

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations since its contracts generally have an original expected term of one year or less and the Company recognizes revenues at the amount to which it has the right to invoice for services performed.

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		September 30,	December 31,
	Estimated Useful Life	2018	2017
Computer equipment	3 to 4 years	$29,190	$29,938
Software, including internally developed software	3 years	25,083	23,389
Leasehold improvements	Shorter of useful life or lease term	4,778	4,617
Office equipment, furniture and fixtures	3 to 5 years	2,136	2,127
Total property and equipment		61,187	60,071
Less: Accumulated depreciation and amortization		(48,445)	(44,512)
Property and equipment, net		$12,742	$15,559

Depreciation and amortization of internally developed software for the nine months ended September 30, 2018 and 2017 was $5,056 and $6,419, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	September 30,	December 31,
	2018	2017
Accrued salary and payroll-related expenses	$3,952	$4,372
Accrued liabilities	1,477	2,161
Advanced billings	469	459
Deferred rent	518	475
Customer advances	447	2,003
Income taxes payable	840	142
Sales and use tax payable	203	341
Other	956	521
Total accrued expenses and other current liabilities	$8,862	$10,474

4. Goodwill and Intangible Assets

Due to a continued stock price decline, the Company’s market capitalization decreased to a value below the net book value of the Company’s net assets for the three and nine months ended September 30, 2018, triggering the Company to perform an interim goodwill impairment test at that time. For the purposes of this goodwill impairment test, the Company estimated the fair value of its sole reporting unit using the market approach. Under the market approach, the Company utilized the average market capitalization of its fully diluted common stock during the three months ended September 30, 2018, and applied an estimated control premium based on an analysis of control premiums paid in recent acquisitions of companies in the same or similar industries as the Company. Because the significant inputs used in this analysis are readily available from public markets or can be derived from observable market transactions, they have been classified as level 2 within the fair value hierarchy. Based on this analysis, the Company determined that the carrying value of its sole reporting unit exceeded its fair value by $14,740, which has been recorded as an impairment of goodwill in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018.

The goodwill activity for the nine months ended September 30, 2018 consisted of the following:

Balance at December 31, 2017	$16,768
Impairment	(14,740)
Foreign currency translation adjustments	(60)
Balance at September 30, 2018	$1,968

Intangible assets consisted of the following as of the dates presented:

		September 30,	December 31,
	Estimated Useful Life	2018	2017
Developed technology	5 to 6 years	$9,910	$9,910
Customer relationships	4 years	2,080	3,370
Tradename	3 years	—	260
Total intangible assets		11,990	13,540
Less: accumulated amortization		(9,454)	(9,065)
Intangible assets, net		$2,536	$4,475

Amortization of intangible assets was $598 and $700 for the three months ended September 30, 2018 and 2017, respectively, and $1,939 and $2,151 for the nine months ended September 30, 2018 and 2017, respectively.

Future estimated amortization of intangible assets as of September 30, 2018, is presented below:

Remaining three months of 2018	$598
Year ending December 31, 2019	1,843
Year ending December 31, 2020	95
Total	$2,536

5. Restructuring Activities

On January 24, 2018, the Company initiated an organizational restructuring plan (the “2018 Restructuring Plan”) designed to reduce operating expenses in response to declines in revenues and to better align the Company’s efforts to return to growth. The 2018 Restructuring Plan included a headcount reduction of approximately 12% of the Company’s workforce, the closure of certain leased facilities and the consolidation of space in the Company’s San Francisco headquarters. Actions pursuant to the 2018 Restructuring Plan were substantially completed as of September 30, 2018, and further associated costs are not expected to be material in future periods. The Company initiated certain other organizational restructuring plans during 2018 which also aimed to reduce operating expenses and primarily consisted of headcount reductions. For the three and nine months ended September 30, 2018, the Company recorded $161 and $1,107, respectively, of restructuring related expenses in connection with the 2018 Restructuring Plan, as well as other organizational restructuring plans, in the accompanying condensed consolidated statements of operations. As of September 30, 2018, approximately $26 in restructuring related expenses associated with the 2018 Restructuring Plan remained unpaid and were included in accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.

6. Capital Lease Obligations

Since 2015, the Company has entered into various capital lease arrangements with two equipment manufacturers to finance acquisitions of computer equipment. These leases have effective annual interest rates ranging from 5.2% to 7.9%, and are repayable in 36 to 48 consecutive equal monthly installments of principal and interest. At the end of each lease period, the Company has the option to purchase the underlying equipment at the estimated fair market value, or for a nominal amount in some cases. As of September 30, 2018 and December 31, 2017, the net book value of the computer equipment under these capital leases was $2,136 and $2,861, respectively, and the remaining principal balance payable was $2,133 and $3,103, respectively.

The maturities of all outstanding capital lease arrangements as of September 30, 2018, are as follows:

Year ending
December 31, 2018	$446
December 31, 2019	1,137
December 31, 2020	538
December 31, 2021	12
Total capital lease obligations	2,133
Less:
Current portion	(1,392)
Non-current portion of capital lease obligations	$741

7. Common Stock

As of September 30, 2018, and December 31, 2017, the Company’s amended certificate of incorporation authorizes the issuance of 142,857 shares of $0.001 par value common stock. Reserved shares of common stock are as follows:

	September 30,	December 31,
	2018	2017
Options or RSUs available for future grant under stock option plans	771	999
RSUs outstanding under stock option plans	977	568
Options outstanding under stock option plans	512	436
Shares available for future issuance under employee stock purchase plan	208	182
Total	2,468	2,185

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

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2017	436	$37.60	7.04	$65
Options granted	122	7.06	9.48
Options forfeited and cancelled	(46)	37.89	—
Balances at September 30, 2018	512	30.25	6.06	—
Options exercisable	359	38.66	4.80	—
Options vested	359	38.65	4.80	—
Options vested and expected to vest	495	30.90	5.96	—

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2017	568	$14.22
RSUs granted	644	6.70
RSUs vested	(30)	23.06
RSUs cancelled and withheld to cover taxes	(205)	13.39
Granted and unvested at September 30, 2018	977	$9.16

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 57 shares on January 1, 2018. During both the three and nine months ended September 30, 2018, 31 shares were issued under the 2013 ESPP. During both the three and nine months ended September 30, 2017, 15 shares were issued under the 2013 ESPP.

9. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $875 and $923 for the three months ended September 30, 2018 and 2017, respectively, and $2,933 and $3,683 for the nine months ended September 30, 2018 and 2017, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions for its Black-Scholes option-pricing model for the periods presented (there were no stock options granted during the three months ended September 30, 2018):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dividend yield	—	—	—	—
Expected volatility	—	46.9%	55.9%	47.3%
Risk-free interest rate	—	1.94%	2.54%	2.03%
Expected life of options (in years)	—	6.25	4.00	6.25

During the nine months ended September 30, 2018, the Company began estimating the expected volatility of its common stock and expected life of its stock options based on its own historical experience. The expected volatility reflects the actual historical volatility of the price of the Company’s common stock since it began trading publicly in March 2013. The expected life represents the period of time that stock options are expected to be outstanding, based on historical exercise and employee departure behavior. Prior to 2018, the Company estimated its expected volatility using the historical stock volatilities of similar publicly-traded companies, and estimated the expected life based on the simplified method as allowed by the SEC staff. The Company has no history or expectation of paying cash dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of grant.

There were no exercises of stock options during the three and nine months ended September 30, 2018 and 2017.

Compensation expense, net of estimated forfeitures, is recognized ratably over the requisite service period. As of September 30, 2018, there was $614 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

RSUs

As of September 30, 2018, there was $5,957 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.5 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the service period of the award for the estimated number of shares that are ultimately expected to vest.

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

Income tax expense for the three and nine months ended September 30, 2018 was $96 and $624, respectively, on pre-tax losses of $21,398 and $38,258, respectively. As of September 30, 2018, the income tax rate varies from the federal income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company accounts for uncertain tax positions and believes that it has provided adequate reserves for its unrecognized tax benefits for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any interest or penalties related to uncertain tax positions.

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

In addition, the TCJA imposes a U.S. tax on GILTI that is earned by certain foreign subsidiaries. Due to the complexity of the GILTI tax rules, the Company’s accounting for GILTI is incomplete. The Company has not made any provisional adjustment related to potential GILTI tax on its condensed consolidated financial statements, and has not yet made a policy decision regarding whether to record GILTI as a component of the current period income tax provision or in the measurement of deferred taxes.

The Transition Tax is imposed on previously untaxed historical earnings and profits of foreign subsidiaries. Based on an evaluation of the Company’s operations, no repatriation tax charge was assessed on its U.S. income tax return for the year ended December 31, 2017 due to negative earnings and profits in the Company’s foreign subsidiaries.

The SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. For the three months ended September 30, 2018, the accounting for the TCJA remained incomplete, but there were no material changes to the provisional tax impacts assessed for the year ended December 31, 2017. The Company is continuing to gather additional information to complete its accounting for the tax effects of the TCJA and expects to complete such accounting within the prescribed measurement period of up to one year from the enactment of the TCJA.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss available to common stockholders	$(21,494)	$(7,549)	$(38,882)	$(24,220)
Denominator:
Weighted average number of shares, basic and diluted	5,787	5,651	5,763	5,625
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(3.71)	$(1.34)	$(6.75)	$(4.31)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2018	2017
Options to purchase common stock	512	438
Unvested RSUs	977	373
Total	1,489	811

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

See Note 2 for the Company’s revenues by geographic area, based on the billing location of the customer, for the periods presented. Long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows for the periods presented:

	September 30,	December 31,
	2018	2017
United States of America	$12,378	$15,069
International	364	490
Total long-lived assets, net	$12,742	$15,559

13. Commitments and Contingencies

Operating Leases and Subleases

Rent expense for the three months ended September 30, 2018 and 2017 was $2,089 and $2,145, respectively, and for the nine months ended September 30, 2018 and 2017 was $6,284 and $6,413, respectively.

In August 2018, the Company entered into agreements to (a) extend its existing sublease for a portion of its San Francisco office space through July 2022, and (b) sublease an additional 14,380 square feet of its San Francisco office space to an unrelated third party through July 2020, with a subtenant option to extend the sublease through July 2022. The Company also maintains a sublease agreement with an unrelated third party for a portion of its Portland office space (through May 2020). Income from these sublease agreements is included in other income (expenses) on the condensed consolidated statements of comprehensive loss. Sublease income for the three months ended September 30, 2018 and 2017 was $366 and $277, respectively, and for the nine months ended September 30, 2018 and 2017 was $920 and $819, respectively.

Future minimum lease payments for significant operating leases as of September 30, 2018, were as follows:

Remaining three months of 2018	$2,157
Year ending December 31, 2019	8,255
Year ending December 31, 2020	3,697
Year ending December 31, 2021	3,432
Year ending December 31, 2022 and thereafter	2,658
Total	$20,199

Total future minimum lease payments have not been reduced by future minimum sublease rental income totaling $6,196.

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the unaudited consolidated condensed balance sheet as of September 30, 2018 and audited consolidated balance sheet as of December 31, 2017.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations as of September 30, 2018 and December 31, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017, included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2017, filed with the SEC on March 5, 2018. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside the United States represented 30% and 34% of total revenues for the three months ended September 30, 2018 and 2017, respectively, and 32% and 34% of total revenues for the nine months ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$13,153	100%	$18,224	100%	$42,806	100%	$57,299	100%
Cost of revenues (1) (2) (3)	6,459	49	8,256	45	20,994	49	24,787	43
Gross profit	6,694	51	9,968	55	21,812	51	32,512	57
Operating expenses
Sales and marketing (1) (2) (3)	5,296	40	6,630	36	18,831	44	20,016	35
Research and development (1) (2) (3)	5,471	42	6,672	37	17,443	41	20,456	36
General and administrative (1) (2) (3)	2,921	22	3,920	22	10,064	24	12,042	21
Impairment of goodwill	14,740	112	—	—	14,740	34	2,797	5
Total operating expenses	28,428	216	17,222	95	61,078	143	55,311	97
Loss from operations	(21,734)	(165)	(7,254)	(40)	(39,266)	(92)	(22,799)	(40)
Other income (expenses), net	336	3	(144)	(1)	1,008	2	(445)	(1)
Loss before provision for income taxes	(21,398)	(163)	(7,398)	(41)	(38,258)	(89)	(23,244)	(41)
Provision for income taxes	(96)	(1)	(151)	(1)	(624)	(1)	(976)	(2)
Net loss	$(21,494)	(163)%	$(7,549)	(41)%	$(38,882)	(91)%	$(24,220)	(42)%

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$160	$166	$536	$629
Sales and marketing	181	197	692	609
Research and development	339	326	992	1,640
General and administrative	195	234	713	805

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$234	$240	$704	$732
Sales and marketing	130	216	527	661
Research and development	234	239	705	730
General and administrative	—	5	3	28

(3)	Restructuring related expenses included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$37	$—	$176	$—
Sales and marketing	113	—	658	—
Research and development	—	—	115	—
General and administrative	11	—	158	—

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

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

●	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

●	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(21,494)	$(7,549)	$(38,882)	$(24,220)
Depreciation	628	1,149	2,185	3,748
Amortization of internally developed software	928	1,016	2,871	2,671
Amortization of intangible assets	598	700	1,939	2,151
Amortization of deferred costs to obtain and fulfill contracts	479	—	1,624	—
Provision for income taxes	96	151	624	976
Impairment of goodwill	14,740	—	14,740	2,797
Stock-based compensation expense	875	923	2,933	3,683
Capitalization of internally developed software costs	(398)	(442)	(1,693)	(1,398)
Deferral of costs to obtain and fulfill contracts	(359)	—	(1,147)	—
Restructuring related expenses	161	—	1,107	—
Other (income) expenses, net	(336)	144	(1,008)	445
Adjusted EBITDA	$(4,082)	$(3,908)	$(14,707)	$(9,147)

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Revenues, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Revenues, net	$13,153	$18,224	$(5,071)	(28)%	$42,806	$57,299	$(14,493)	(25)%

Revenues, net, for the three and nine months ended September 30, 2018 decreased $5.1 million and $14.5 million, respectively, or 28% and 25%, respectively, as compared to the corresponding periods in 2017. During the preceding 12 months, we experienced ongoing customer turnover, which was not fully offset by new customer bookings. In addition, we continued to encounter significant competition and related price pressure within our marketplace, further driving down our revenues, net.

Revenues, net, for the three and nine months ended September 30, 2018, from our customers located in the United States represented 70% and 68%, respectively, of total revenues, net, and in the three and nine months ended September 30, 2017, revenues, net, from our customers located in the United States represented 66% (for both periods) of total revenues, net. There were no customers that accounted for 10% or greater of our revenues, net, in either of the three and nine months ended September 30, 2018 or 2017.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Cost of revenues	$6,459	$8,256	$(1,797)	(22)%	$20,994	$24,787	$(3,793)	(15)%
Gross profit	6,694	9,968	(3,274)	(33)	21,812	32,512	(10,700)	(33)
Gross profit percentage	51%	55%			51%	57%

Cost of revenues for the three and nine months ended September 30, 2018 decreased $1.8 million and $3.8 million, respectively, or 22% and 15%, respectively, as compared to the corresponding periods in 2017. This was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which for the three and nine months ended September 30, 2018 led to decreases of $1.0 million and $1.9 million, respectively, in personnel-related costs, including compensation and benefits expense and travel, as compared to the same periods in 2017. This reduction in headcount also contributed to decreased allocated facilities and information technology costs of $0.1 million and $0.2 million, respectively for the three and nine months ended September 30, 2018. We also experienced decreases of $0.1 million and $0.6 million, respectively, in hosting costs during the three and nine months ended September 30, 2018, due to a decline in the usage of our hosted platform from the corresponding periods in 2017. Additionally, for the three and nine months ended September 30, 2018, depreciation and amortization of internally developed software decreased $0.5 million and $1.1 million, respectively, due primarily to the nature and timing of capital expenditures and internal projects as compared to the corresponding periods in 2017.

Our gross margin decreased to 51% for both the three and nine months ended September 30, 2018, as compared to 55% and 57%, respectively, for the corresponding periods in 2017. This was primarily due to our revenues declining during these periods at a faster rate than the corresponding decreases in costs. Specifically, expenses for compensation and benefits, hosting and facilities and information technology all declined in absolute dollars, but increased as a percentage of revenues, during the three and nine months ended September 30, 2018, as compared to the same periods in 2017.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$5,296	$6,630	$(1,334)	(20)%	$18,831	$20,016	$(1,185)	(6)%
Percent of revenues, net	40%	36%			44%	35%

Sales and marketing expenses for the three and nine months ended September 30, 2018 decreased $1.3 million and $1.2 million, respectively, or 20% and 6%, respectively, as compared to the corresponding periods in 2017. The decreases were primarily due to a reduction in the global sales support and marketing headcount, including reductions that were part of our restructuring activities during 2018 (Note 5), contributing to net decreases of $1.0 million and $1.4 million, respectively, in personnel-related costs during the three and nine months ended September 30, 2018. Due in part to this headcount reduction, we incurred restructuring costs of $0.1 million and $0.7 million, respectively, during the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year when no restructuring costs were incurred. The remaining decreases during the three and nine months ended September 30, 2018, were primarily the result of lower marketing costs of $0.3 million and $0.4 million, respectively, as we cut or shifted the timing of certain of our marketing activities during these periods.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Research and development	$5,471	$6,672	$(1,201)	(18)%	$17,443	$20,456	$(3,013)	(15)%
Percent of revenues, net	42%	37%			41%	36%

Research and development expenses for the three and nine months ended September 30, 2018 decreased $1.2 million and $3.0 million, respectively, or 18% and 15%, respectively, as compared to the corresponding periods in 2017. The decreases were primarily due to a reduction in the number of full-time research and development personnel, resulting in decreases of $0.9 million and $2.4 million, respectively, in compensation expense as compared to the same periods in 2017. The decrease in compensation expense for the nine months ended September 30, 2018 includes a $0.6 million decrease in stock-based compensation expense, driven by employee turnover and the decline in our stock price. The decreases were further driven by lower professional fees of $0.2 million (for both periods) for the three and nine months ended September 30, 2018, as we reduced the number of research and development contractors as compared to the corresponding periods in 2017. Additionally, for the nine months ended September 30, 2018, the capitalization of costs as internally developed software increased $0.3 million due to the nature and timing of internal projects as compared to the corresponding period in 2017.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
General and administrative	$2,921	$3,920	$(999)	(25)%	$10,064	$12,042	$(1,978)	(16)%
Percent of revenues, net	22%	22%			24%	21%

General and administrative expenses for the three and nine months ended September 30, 2018 decreased $1.0 million and $2.0 million, respectively, or 25% and 16%, respectively, as compared to the corresponding periods in 2017. These decreases were largely driven by the reduction in our provision for bad debts for the three and nine months ended September 30, 2018 of $0.5 million and $1.2 million, respectively, as compared to the same periods in 2017. We reduced our allowance for doubtful accounts by $1.0 million and $1.5 million, respectively, during the three and nine months ended September 30, 2018, due largely to improved efforts to collect on long outstanding and reserved receivables. The decreases were further driven by professional fees, which decreased $0.6 million and $0.8 million, respectively, during the three and nine months ended September 30, 2018, due primarily to reductions in accounting and legal costs as compared to the corresponding periods in 2017. We reduced these costs through a combination of changing service providers, cutting certain services and shifting the timing of projects.

Impairment of Goodwill

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Impairment of goodwill	14,740	—	14,740	100%	14,740	2,797	11,943	427%
Percent of revenues, net	112%	—%			34%	5%

We recorded a goodwill impairment charge of $14.7 million during the three and nine months ended September 30, 2018. Refer to Note 4 of the accompanying unaudited condensed consolidated financial statements for details of the interim goodwill impairment test we performed to determine this amount. We also recorded a goodwill impairment charge of $2.8 million during the second quarter of 2017.

Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Other income (expenses), net	336	(144)	480	(333)%	1,008	(445)	1,453	(327)%

Other income, net, primarily consists of sublease income recorded under agreements for portions of our San Francisco office space and our Portland office space, with terms through July 2022 and May 2020, respectively, as well as foreign currency transaction gains and losses and interest income and expense. During the three and nine months ended September 30, 2018, we generated sublease income of $0.4 million and $0.9 million, respectively, as compared to $0.3 million and $0.8 million, respectively, during the corresponding periods in 2017. Foreign currency transaction losses were not material for the three months ended September 30, 2018, while foreign currency transaction gains were $0.1 million for the nine months ended September 30, 2018. This compared to foreign currency transaction losses of $0.4 million and $1.0 million, respectively, for the three and nine months ended September 30, 2017.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Provision for income taxes	$(96)	$(151)	$55	(36)%	$(624)	$(976)	$352	(36)%

The provision for income taxes for the three and nine months ended September 30, 2018 totaled $0.1 million and $0.6 million, primarily due to profits earned by our wholly owned foreign subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering of common stock (“IPO”), we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into capital lease arrangements to fund capital purchases. As of September 30, 2018, our principal sources of liquidity were our unrestricted cash and cash equivalents of $13.4 million and our capital lease arrangements. The approximate weighted-average interest rate on our outstanding borrowings as of September 30, 2018 was 6.0%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

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

We presently maintain cash balances in our foreign subsidiaries. As of September 30, 2018, we had $13.4 million of cash and cash equivalents in aggregate, of which $9.1 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries. While our application of the accounting for the TCJA is ongoing and currently uncertain, we provisionally estimate that no such tax will be due, as our foreign subsidiaries have accumulated significant losses.

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

Based on our current and anticipated level of operations, including our internal forecasts and projections, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our efforts to improve revenue performance, the timing and extent of spending to support product development efforts and the timing of introductions of new features and enhancements to our platform. To the extent that existing cash and cash equivalents are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Further actions to reduce costs may also be necessary, such as additional significant restructurings like the one initiated in January 2018 (see Note 5 of the accompanying unaudited condensed consolidated financial statements), which is expected to result in annualized cost savings of approximately $6.0 million to $7.0 million.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(10,776)	$(4,255)
Net cash used in investing activities	(2,270)	(1,738)
Net cash used in financing activities	(859)	(785)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(242)	1,714
Net decrease in cash and cash equivalents and restricted cash	$(14,147)	$(5,064)

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

Cash used in operating activities during the nine months ended September 30, 2018 of $10.8 million was primarily the result of a net loss of $38.9 million, adjusted for non-cash expenses of $26.1 million, which primarily included impairment of goodwill, depreciation, amortization, unrealized foreign currency gains, stock-based compensation expense and recovery from bad debts. This was further increased by a net change in working capital items of $2.0 million, most notably (1) a decrease in accounts receivable of $3.8 million due to the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $0.8 million related to the timing of related disbursements and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.9 million due to the timing of related disbursements and customer advances.

Cash used in operating activities during the nine months ended September 30, 2017 of $4.5 million was primarily the result of a net loss of $24.2 million, adjusted for non-cash expenses of $16.9 million, which primarily included impairment of goodwill, depreciation, amortization, unrealized foreign currency losses, stock-based compensation expense and provision for bad debts. This was further offset by a $2.9 million net change in working capital items, most notably (1) a decrease in accounts receivable of $4.8 million due to the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $1.1 million related to the timing of related disbursements and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.7 million due to the timing of related disbursements and customer advances.

Investing Activities

During the nine months ended September 30, 2018 and 2017, investing activities primarily consisted of purchases of property and equipment, including leasehold improvements, technology hardware and software to support our business, as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2018 was $0.9 million. This was primarily due to $1.0 million of net repayments under our capital lease arrangements and $0.1 million in employee taxes paid for withheld shares upon the settlement of equity awards, partially offset by $0.2 million of proceeds from net contributions to the 2013 Employee Stock Purchase Plan (“2013 ESPP”).

Cash used in financing activities during the nine months ended September 30, 2017 was $0.8 million. This was primarily due to $0.8 million of net repayments under our capital lease arrangements and $0.2 million in employee taxes paid for withheld shares upon the settlement of equity awards, partially offset by $0.2 million of proceeds from net contributions to the 2013 ESPP.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three and nine months ended September 30, 2018 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year 2017 filed with the SEC on March 5, 2018, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of September 30, 2018, other than operating leases and related subleases, as described in the Notes to the unaudited condensed consolidated financial statements, and the irrevocable letter of credit described in the “Liquidity and Capital Resources” section above.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of September 30, 2018, we had cash and cash equivalents of $13.4 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2018, we had an aggregate of $2.1 million in capital lease obligations outstanding. These capital lease obligations carry fixed interest rates that range from 5.2% to 7.9%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding capital lease obligations. Changes in interest rates would, however, affect operating results and cash flows because of the variable rate nature of our obligations. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of September 30, 2018, would result in an insignificant impact to interest expense for 2018.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 32% and 34%, respectively, for the nine months ended September 30, 2018 and 2017. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were less than $(0.1) million and $0.1 million, respectively, for the three and nine months ended September 30, 2018, and $(0.4) million and $(1.0) million, respectively, for the three and nine months ended September 30, 2017. Transaction gains and losses are included in other income (expenses), net.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $31.5 million during 2017, and a net loss of $38.9 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $262.4 million. The losses and accumulated deficit were due in part to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our customer base, we also could incur increased losses because costs associated with entering into customer contracts are generally incurred up front, while customers are billed over the term of the contract generally through our usage-based pricing model. We do not expect to be profitable in 2018 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We currently have personnel and/or customers in Australia, China, England, France, Germany, Ireland, Japan and Singapore, as well as the United States. Due to our international exposure, our business is susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

During the three and nine months ended September 30, 2018, the market capitalization of our publicly traded common stock sustained a decline to the extent that it fell below the book value of our net assets, triggering the need to perform an interim goodwill impairment test. As a result of this test, we identified and recorded goodwill impairment expense of $14.7 million for the three and nine months ended September 30, 2018. Refer to Note 4 of the accompanying condensed consolidated financial statements for further information on this goodwill impairment expense. As additional facts, circumstances or assumptions change in the future, we may be required to record additional impairment charges to reduce the carrying value of our goodwill, intangible assets and other long-term assets.

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to September 30, 2018) has been volatile. Factors affecting the market price of our common stock include:

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

From January 1, 2015 through September 30, 2018, the closing sales price of our common stock on the New York Stock Exchange (from January 1, 2015 through June 19, 2018), and The Nasdaq Global Market (from June 20, 2018 to September 30, 2018) ranged from $3.15 to $59.92 per share (retroactively adjusting for the one-for-seven reverse stock split, which became effective on October 5, 2017). Because our stock price has been volatile, investing in our common stock is risky.

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

MARIN SOFTWARE INCORPORATED

Dated: November 13, 2018	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2018	By:	/s/ Bradley W. Kinnish
Bradley W. Kinnish
Chief Financial Officer (Principal Financial and Accounting Officer)