Form 10-K
period 2018-12-31
MARIN SOFTWARE INC
filed 2019-03-14
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-35838

Marin Software Incorporated

(Exact name of registrant as specified in its charter)

Delaware	20-4647180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

123 Mission Street, 27th Floor

San Francisco, CA 94105

(415) 399-2580

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act:

Not applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s Common Stock on the The Nasdaq Global Market of $5.80 on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2018, the aggregate market value of its shares held by non-affiliates was approximately $31.3 million. Shares of the Registrant’s Common Stock held by each executive officer and director were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2019, there were approximately 5,944,000 shares of the Registrant’s Common Stock outstanding.

MARIN SOFTWARE INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements regarding future events and our future results, including statements regarding the capabilities of our technology platform and upgrades to the platform, product capabilities and their benefits for our customers, and expectations as to financial performance, that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, estimates and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements reflect our beliefs and certain assumptions based upon information available to us at the time we file this Annual Report on Form 10-K or the time of the documents incorporated by reference. Such forward-looking statements are only predictions, which may differ materially from actual results or future events. Although we believe that our expectations, estimates and projections reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used in this report, the terms "Marin," “Registrant,” “we,” “us,” “our,” and “the Company” mean Marin Software Incorporated and its subsidiaries unless the context indicates otherwise. References to “fiscal 2018” and “fiscal 2017” refer to the year ended December 31, 2018 and the year ended December 31, 2017, respectively.

PART I

ITEM 1.	BUSINESS

We are a leading provider of digital marketing software for search, social, eCommerce and display advertising channels, offered as a unified software-as-a-service, or SaaS, advertising management platform for performance-driven advertisers and agencies. Our platform is an analytics, workflow and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend. We market and sell our solutions to advertisers directly and through leading advertising agencies, and our customers collectively manage billions of dollars in advertising spend on our platform globally across a wide range of industries. We believe this makes us one of the largest providers of independent advertising cloud solutions. Our software solution is designed to help our customers:

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

Advertisers use our platform to create, target and convert precise audiences based on recent buying signals from users’ search, social, eCommerce and display interactions. Our platform is integrated with leading publishers such as Amazon, Baidu, Bing, Facebook, Google, Instagram, Pinterest, Twitter, Verizon Media, Yahoo! Japan and Yandex. Additionally, we have integrations with more than 50 leading web analytics and advertisement-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

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

Headquartered in San Francisco, we were incorporated in the State of Delaware in 2006. The mailing address of our headquarters is 123 Mission Street, 27th Floor, San Francisco, California 94105 and our telephone number at that location is (415) 399-2580.

Offered Solutions

Our cloud-based platform helps our customers to measure, manage and optimize their digital marketing campaigns to improve performance of their online advertising campaigns, realize efficiencies and time savings, and make better business decisions. We offer solutions for direct advertisers of all sizes and the agencies that represent them, including enterprise, mid-market or small businesses. We offer SaaS solutions and managed services for search, social, eCommerce and display.

Search, Social and eCommerce

Our current product lineup consists of MarinOne, which launched in 2018, and our two legacy products, Marin Search and Marin Social. We will continue to migrate customers to MarinOne over the course of 2019.

●	MarinOne. Our next-generation platform that brings search, social and eCommerce advertising into a single-platform. MarinOne helps advertisers maximize a customer journey that spans Google, Facebook and Amazon by combining the power of Marin Search and Marin Social with new channels like Amazon, Apple Search Ads and YouTube.

●	Marin Search. Our original product for large advertisers and agencies, Marin Search is designed to provide search advertisers with the power, scale and flexibility required to manage large-scale advertising campaigns.

●	Marin Social. Helps advertisers manage their Facebook, Instagram and Twitter advertising spend at scale.

Our platforms are comprised of the following modules:

●

Optimization. Our Optimization module helps advertisers manage bids across publishers to meet revenue goals and identify opportunities for campaign improvements, which we believe can improve financial performance and efficiencies. Forecasting capabilities help predict campaign performance, which simplifies the budgeting process for marketing departments.

●

Reporting and Analytics. Our Reporting and Analytics module enables advertisers to report results at a business level and analyze cross-channel performance trends, which we believe can lead to improved visibility and generate significant time savings.

●

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

●

Connect. Our Connect module enables advertisers to automate and streamline the capture of revenue, cost and audience data from a range of sources such as advertisement servers, analytics systems, CRM platforms, publishers and third-party databases. Through integrations across multiple data sources, our Connect module can help advertisers have a holistic picture of their digital advertising campaigns.

Display – Perfect Audience

Targeting small businesses, Perfect Audience, our wholly-owned subsidiary, is designed for rapid deployment and offers customers an easy-to-use interface to implement and optimize campaigns across all major networks and across devices.

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

●

Scalability. Our platform is designed to handle billions of advertising units across thousands of advertisers, while delivering a responsive browsing and editing experience. If the number of advertisers and resulting computing and storage requirements changes, we can add or remove hardware to our platform to accommodate the demand.

●

Availability. Our customers are highly dependent on the availability of our platform, which is designed to be available 24x7, 365 days a year. We operate our own hardware and use third-party data centers that offer server redundancy, back-up communications and power and physical security.

●	Security. Our platform manages a large quantity of customer data. We employ technologies, policies and procedures to protect customer data. Our primary third-party data center has SOC 1 attestations.

We are continuously upgrading our software platform in a manner that we believe will cost-effectively extend the scalability, speed, resiliency and availability of our services and facilitate our ability to add new features to our products.

Strategic Agreements

We have entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform.

In December 2018, we entered into such an agreement with Google, under which we receive revenue share payments based on our customers' search advertising spend on Google and certain other eligible search engines. In exchange, we will reinvest a percentage of these revenue share payments to drive our technology platform innovation. This agreement went into effect on October 1, 2018, and is scheduled to terminate on September 30, 2021, although Google may terminate the agreement on September 30, 2020 if we do not meet certain financial metrics for the three month period preceding that date. This agreement and the related revenue recognition considerations are described more fully in Note 3 of the accompanying consolidated financial statements.

Customers

We market and sell our technology solutions to advertisers directly and through advertising agencies that use our platform on behalf of their customers. Advertisers that we serve through our relationships with agencies have historically represented between approximately one-third to one-half our overall revenues. We also generate revenues from leading publishers through our long-term strategic agreements.

Competition

The digital advertising cloud market is highly competitive, fragmented, and subject to changes in both technology and customer behavior. We face significant competition today and expect competition to intensify in the future. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new modules, features and services in a timely and efficient manner. We currently compete with large, well-established companies, such as Adobe Systems Incorporated, Facebook, Inc., Google Inc. (through its wholly owned subsidiary DoubleClick) and Kenshoo Ltd. We also compete with in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. We believe the principal competitive factors in our market include the following:

●	solution quality, breadth, stability, flexibility and functionality;

●	tangible platform benefits;

●	level of customer satisfaction and our ability to respond to customer needs rapidly;

●	breadth and quality of advertiser and agency relationships;

●	ability to innovate and develop new or improved products and features while maintaining platform speed and stability;

●	ability to respond to changes in publishers’ APIs;

●	brand awareness and reputation; and

●	size of customer base.

Apart from cross-channel platform competitors, we also compete with channel solutions in the display and social advertising markets. Competitors in the display advertising market include companies such as AdRoll Inc., Criteo S.A. , MediaMath, Inc. and Sizmek, Inc., while in the social advertising market we compete with public companies such as 4C Insights, Inc., Nanigans, Inc., Salesforce.com (through its wholly owned subsidiary Social.com) and Smartly.io Inc.

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

Government Regulation

We are subject to a number of laws and regulations that affect companies conducting business in the advertising and SaaS industries and on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. The manner in which existing laws and regulations will be applied to the SaaS and advertising industries and the Internet in general and how they will relate to our business in particular, are often unclear. For example, we often cannot be certain how existing laws will apply in the eCommerce and online context, including with respect to such topics as privacy, advertising, pricing, taxation, content regulation, quality of products and services and intellectual property ownership and infringement.

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example, in 2016 the European Union adopted the General Data Protection Regulation, or GDPR, a new regulation governing data privacy, which became effective in May 2018 and replaced the Data Protection Directive. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20,000,000 or 4% of worldwide revenue. Additionally, the California Consumer Privacy Act, or CCPA, which goes into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete and opt of sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information.

Employees

As of December 31, 2018, we had a total of 292 full-time and part-time employees.

Intellectual Property

Our intellectual property rights are a key component of our success. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights.

As of December 31, 2018, we had three issued patents and six patent applications (one of which is allowed) pending in the United States. We own and use trademarks on or in connection with our products and services, including two registered trademarks in the United States, Canada, the European Union, Australia, China, Japan and Russia, one registered mark in South Korea and Singapore, and unregistered common law marks and pending trademark applications in the United States, Canada and the European Union. We have also registered numerous Internet domain names.

Available Information

The mailing address of our headquarters is 123 Mission Street, 27th Floor, San Francisco, California 94105 and our telephone number at that location is (415) 399-2580. Our website is www.marinsoftware.com. Through a link on the Investor Center section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are free of charge. The information posted to our website is not incorporated into this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at its website at www.sec.gov.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $41.2 million, $31.5 million and $16.5 million during 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $264.7 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. We do not expect to be profitable in 2019 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We currently depend on relationships with various publishers, including Amazon, Baidu, Bing, Facebook, Google, Instagram, Pinterest, Twitter, Verizon Media and Yahoo! Japan, as well as advertising exchange platforms and aggregators of advertising inventory, including Google’s DoubleClick Ad Exchange, Facebook’s Exchange, Microsoft’s Ad Exchange, Twitter’s MoPub, OpenX, The Rubicon Project, PubMatic and AppNexus. Our subscription services interface with these publishers’ platforms through APIs, such as the Google AdWords API or Facebook API. We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs, particularly the Google AdWords API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

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

●

some of our competitors, such as Adobe, Facebook and Google, have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed customer base, adopt more aggressive pricing policies, and devote greater resources to the development, promotion and sale of their products and services than we can;

●

channel-specific competitors, such as AdRoll Inc., Criteo S.A., Kenshoo Ltd., Nanigans, Inc. and Salesforce.com (through its wholly owned subsidiary Social.com), may devote greater resources to the development, promotion and sale of their channel-specific products and services than we can;

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

Our operating results may be negatively affected if we are unable to recoup our upfront costs for onboarding new advertisers to our platform. Upfront costs when adding new advertisers generally include sales commissions for our sales force, expenses associated with entering customer data into our platform and other implementation-related costs. Because our customers, including direct advertisers and agencies, are billed over the term of the contract, if new customers sign contracts with short initial subscription periods and do not renew their subscriptions, or otherwise do not continue to use our platform to a level that generates revenues in excess of our upfront expenses, our operating results could be negatively impacted. In cases in which the implementation process is particularly complex, the revenues resulting from the customer under our contract may not cover the upfront investment; therefore, if a significant number of these customers do not renew their contracts, it could negatively affect our operating results. In addition, because we capitalize certain upfront costs to obtain and fulfill contracts under authoritative accounting guidance, we could be required to record impairment expense for these upfront costs that are not covered by the underlying revenues.

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

The facility is vulnerable to damage or service interruption resulting from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Moreover, while we have a disaster recovery plan in place, we do not maintain a "hot failover" instance of our software platform permitting us to immediately switch over in the event of damage or service interruption at our data center. The occurrence of a natural disaster or an act of terrorism, any outages or vandalism or other misconduct, or a decision to close the facility without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

Any changes in service levels at the facility or any errors, defects, disruptions or other performance problems at or related to the facility that affect our services could harm our reputation and may damage our customers’ businesses. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as "Spectre" and "Meltdown" that have required software updates and patches to mitigate such vulnerabilities, and such updates and patches may require servers to go offline and may potentially slow their performance. Interruptions in our services might reduce our revenues, subject us to potential liability, or result in reduced usage of our platform. In addition, some of our customer contracts require us to issue credits for downtime in excess of certain levels and in some instances give our customers the ability to terminate their subscriptions.

We also depend on third-party Internet-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or "denial-of-service" or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar events, we could experience disruption in our ability to offer our solutions or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation.

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

We currently have personnel and/or customers in China, England, France, Ireland, Japan and Singapore, as well as the United States. Due to our international exposure, our business is susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Chinese Yuan, Euros, Japanese Yen and Singaporean Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. If the U.S. Dollar continues to strengthen relative to foreign currencies as it has been doing since the second quarter of 2018, our non-U.S. revenues would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of U.S. and foreign currency-denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Some features of our subscription services use cookies, which trigger the data protection requirements of certain foreign jurisdictions, such as the EU General Data Protection Regulation, or the GDPR, and the EU ePrivacy Directive. In addition, our services collect data about visitors’ interactions with our advertiser clients that may be subject to regulation under current or future laws or regulations. If our privacy or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, audits or other liabilities in such jurisdictions, or our advertisers may terminate their relationships with us. In addition, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, clients, or partners outside the United States. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign clients and partners are not able to lawfully transfer data to us.

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from or through the activities of visitors could be collected, processed or stored. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. For example, in June 2018, California passed the California Consumer Privacy Act, or the CCPA, which provides new data privacy rights for consumers and new disclosure and operational requirements for companies, effective January 2020. Fines for non-compliance may be up to $7,500 per violation. The burdens imposed by the GDPR and CCPA, and changes to existing laws or new laws regulating the solicitation, collection or processing of personal and consumer information, truth-in-advertising and consumer protection could affect our customers’ utilization of digital advertising and marketing, potentially reducing demand for our subscription services, or impose restrictions that make it more difficult or expensive for us to provide our services.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

●	the level of advertising spend managed through our platform for a particular quarter;

●	fluctuations in the contractual rates of our strategic agreements with publishers;

●	customer renewal rates, and the pricing and usage of our platform in any renewal term;

●	demand for our platform and the size and timing of our sales;

●	customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;

●	delays in projects to upgrade our own software platform infrastructure and any resulting delays in releasing new features;

●	network outages, platform downtime, software bugs or security breaches and any associated credits, warranty claims or other expenses;

●	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;

●	market acceptance of our current and future solutions;

●	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;

●	budgeting cycles of our customers;

●	our potentially lengthy sales cycle;

●	our ability to control costs, including our operating expenses;

●	the amount and timing of infrastructure costs and operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

●	hiring or separation of employees;

●	foreign currency exchange rate fluctuations; and

●	general economic and political conditions in our domestic and international markets.

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

As further described in Part I, Item 4 “Controls and Procedures,” of our Annual Report on form 10-K, as amended, for the year ended December 31, 2017, filed with the Securities and Exchange Commission, or the SEC, on March 5, 2018, we developed a detailed plan to address the material weakness, and were successful in remediating it in the year ended December 31, 2017. However, there can be no assurance that we will not identify additional control deficiencies or material weaknesses in the future.

In addition, if we identify new material weaknesses in the future, if we are unable to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act, or Section 404, in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

While we have ceased being an emerging growth company as of December 31, 2018, many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $250 million of worldwide common equity held by non-affiliates. The disclosures we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we will rely on the exemptions available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2018, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2026 and 2022 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

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

During the year ended December 31, 2018, the market capitalization of our publicly traded common stock sustained a decline to the extent that it fell below the book value of our net assets, triggering the need to perform a goodwill impairment test. As a result of this test, we identified and recorded goodwill impairment expense of $14.7 million for the year ended December 31, 2018. Refer to Note 2 and Note 6 of the accompanying consolidated financial statements for further information on this goodwill impairment expense. As additional facts, circumstances or assumptions change in the future, we may be required to record additional impairment charges to reduce the carrying value of our goodwill, intangible assets and other long-term assets.

Risks Related to the Ownership of Our Common Stock

If we cannot meet the continued listing requirements of The Nasdaq Global Market, The Nasdaq Global Market may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. If Nasdaq delists our securities for trading on the Nasdaq, we could face significant adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	reduced liquidity with respect to our common stock;

●	reduced trading volume in and market price of our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to December 31, 2018) has been volatile. Factors affecting the market price of our common stock include:

●

variations in, or forward-looking guidance regarding, our revenues, gross margin, operating results, free cash flow, loss per share, revenue retention rates, annualized advertising spend on our platform, adjusted EBITDA and how these results compare to analyst and investor expectations;

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

From January 1, 2016 through December 31, 2018, the closing sales price of our common stock on the New York Stock Exchange (from January 1, 2016 through June 19, 2018), and The Nasdaq Global Market (from June 20, 2018 to December 31, 2018) ranged from $2.20 to $25.27 per share (retroactively adjusting for the one-for-seven reverse stock split, which became effective on October 5, 2017). Because our stock price has been volatile, investing in our common stock is risky.

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

Our corporate headquarters are located in San Francisco, California, where we occupy facilities totaling approximately 43,000 square feet under a lease which expires in July 2022. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. We sublease approximately 28,600 square feet of this property to two unrelated third parties through separate agreements. One of these sublease agreements expires in July 2022, while the other expires in May 2020, but has a subtenant option to extend the agreement through July 2022.

We lease office space in Austin, Chicago, New York and Portland in the United States, and China, England, France, Ireland, and Japan, which we use principally for sales and marketing, research and development, administration, customer support and to deliver professional services locally. We operate a data center at a third-party facility located in the United States. During 2018, we exited office space in Australia and Germany as part of the organizational restructuring described in Note 4 to the accompanying consolidated financial statements.

We believe our facilities are in good condition and adequate for our current needs and for the foreseeable future. See Note 15 to the accompanying consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” for information regarding our lease obligations.

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

Market Price of Our Common Stock

Our common stock trades on The Nasdaq Global Market, or Nasdaq, under the symbol MRIN.

Holders of our Common Stock

As of March 9, 2019, there were 54 stockholders of record. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended December 31, 2018.

Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in March 2013.

Recent Issuer Purchases of Equity Securities

We made no purchases of equity securities during the quarter ended December 31, 2018.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph shows a comparison from December 31, 2013 through December 31, 2018, of the cumulative total return for our common stock, the NYSE Composite Index, and the S&P 1500 Data Processing & Outsourced Services Index (retroactively adjusting for the one-for-seven reverse stock split, which became effective on October 5, 2017). The graph assumes an investment of $100 on December 31, 2013 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission, or the SEC, and are not intended to forecast or be indicative of possible future performance of our common shares.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Marin Software Incorporated
NYSE Composite Index
S&P 1500 Data Processing & Outsourced Services

Company / Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Marin Software Incorporated	$100	$82.62	$34.96	$22.95	$15.28	$7.41
NYSE Composite Index	100	106.75	102.38	114.61	136.07	123.89
S&P 1500 Data Processing & Outsourced Services	100	112.50	126.50	136.33	190.95	216.99

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

We derived the consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data includes the impact of our acquisitions.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Revenues, net	$58,631	$74,991	$99,878	$108,530	$99,354
Cost of revenues (1) (2) (3)	27,154	32,520	35,203	40,137	35,614
Gross profit	31,477	42,471	64,675	68,393	63,740
Operating expenses
Sales and marketing (1) (2) (3)	23,425	26,936	32,889	45,132	47,716
Research and development (1) (2) (3)	22,450	26,564	27,841	33,318	28,751
General and administrative (1) (2) (3)	13,113	16,444	19,890	22,391	21,257
Impairment of goodwill	14,740	2,797	—	—	—
Total operating expenses	73,728	72,741	80,620	100,841	97,724
Loss from operations	(42,251)	(30,270)	(15,945)	(32,448)	(33,984)
Other income (expenses), net	1,593	(214)	869	104	(643)
Loss before (provision for) benefit from income taxes	(40,658)	(30,484)	(15,076)	(32,344)	(34,627)
(Provision for) benefit from income taxes	(586)	(1,007)	(1,404)	(1,005)	1,456
Net loss available to common stockholders	$(41,244)	$(31,491)	$(16,480)	$(33,349)	$(33,171)
Net loss per share available to common stockholders, basic and diluted (4) (5)	$(7.13)	$(5.59)	$(3.01)	$(6.38)	$(6.79)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted (4) (5)	5,783	5,638	5,474	5,225	4,887

(1)	Stock-based compensation included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenues	$739	$822	$1,314	$1,171	$765
Sales and marketing	957	827	1,281	2,537	1,895
Research and development	1,398	1,996	4,989	7,518	3,785
General and administrative	877	1,059	2,711	4,393	2,797
	$3,971	$4,704	$10,295	$15,619	$9,242

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenues	$938	$971	$1,027	$1,033	$399
Sales and marketing	658	877	934	921	261
Research and development	938	969	1,027	1,034	397
General and administrative	3	33	92	146	74
	$2,537	$2,850	$3,080	$3,134	$1,131

(3)	Restructuring related expenses included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenues	$176	$—	$184	$173	$—
Sales and marketing	827	—	348	718	—
Research and development	115	—	44	53	—
General and administrative	158	—	20	270	—
	$1,276	$—	$596	$1,214	$—

(4)	See Note 13 of the consolidated financial statements for an explanation of the calculations of basic and diluted net loss per share available to common stockholders.

(5)

All share and per share amounts of our common stock for all periods presented have been adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on October 5, 2017. See Note 2 of the consolidated financial statements for further information on this reverse stock split.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$10,210	$27,544	$34,420	$37,326	$68,253
Property and equipment, net	11,815	15,559	20,581	21,817	16,274
Total assets	46,792	83,369	107,093	116,192	128,307
Capital lease obligations, current	1,249	1,416	1,015	1,384	2,587
Capital lease obligations, less current portion	549	1,687	2,381	1,557	621
Total stockholders’ equity	29,371	62,783	87,598	94,131	106,117

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. References to “2018,” “2017” and “2016” refer to the year ended December 31, 2018, the year ended December 31, 2017 and the year ended December 31, 2016, respectively.

Overview

We are a leading provider or cross-channel, cross-device, enterprise marketing software platform for search, social, eCommerce and display advertising channels, offered as a software-as-a-service, or SaaS, solution for advertisers and agencies. Our platform is an analytics, workflow and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend. We market and sell our solutions to advertisers directly and through leading advertising agencies, and our customers collectively manage billions of dollars in advertising spend on our platform globally across a wide range of industries. Our solution is designed to help our customers:

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

Our subscription contracts provide advertisers with access to our search, social, eCommerce and display advertising management platform, either directly or through the advertiser’s relationship with an agency with whom we have a contract. Under our subscription contracts with most of our direct advertisers and some of our independent agency customers, customers are contractually committed to a minimum or fixed monthly platform fee, which is payable on a monthly basis over the duration of the contract and is generally greater than one-half of our estimated monthly revenues from these customers, at the time the contract is signed. However, most of our subscription contracts with our network advertising agency customers do not include a committed minimum monthly platform fee. In general, if our contractual arrangement is with an advertising agency, the advertiser is not a party to the terms of the contract. Accordingly, most advertisers through our agency customers do not have a commitment to use our services and the advertisers may be added or removed from our platform at the discretion of the respective agency. Historically, our revenues earned from advertising agency customers have ranged between approximately one-third and one-half of our overall revenues. In accordance with the terms of our subscription contracts, we generally begin invoicing our customers the first day of the month following the execution of the contract at an amount equal to the greater of the minimum monthly platform fee or the percentage of advertising spend on our platform. The implementation process for new advertisers is typically four to six weeks, and we have not historically charged a separate implementation fee under our standard subscription contracts. Our search subscription contracts are generally one year in length, while social and display contracts may vary in duration.

Our implementation and customer support personnel, as well as costs associated with our operating infrastructure, are included in our cost of revenues. We are leveraging our headcount and operating expenses to bring them in line with our revenues, while continuing to invest in our data center capacity and new platform features.

To grow subscription revenues, we need to invest in (1) research and development to improve and further expand our platform and support for additional publishers and (2) sales activities by adding sales representatives globally to target new advertisers and agencies. These activities will require us to make investments, particularly in research and development and sales and marketing, and if these investments do not generate additional customers or additional advertising spend managed by our platform, our future operating results could be harmed.

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manager on our platform. In December 2018, we entered into such an agreement with Google, under which we receive revenue share payments based on our customers' search advertising spend on Google and certain other eligible search engines. In exchange, we will reinvest a percentage of these revenue share payments to drive our technology platform innovation. This agreement and the related revenue recognition considerations are described more fully in Note 3 of the accompanying consolidated financial statements.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 30%, 34% and 31% of total revenues for 2018, 2017 and 2016, respectively.

We were incorporated in 2006 and initially focused on building the core elements of our cloud-based platform, which we currently use to service our customers. In September 2007, we launched Marin Search, which targets large advertisers and agencies. In June 2018, we launched MarinOne, the next generation of our cross-channel advertising platform. We have an iterative development process and we typically release new features every month.

Components of Results of Operations

Revenues, Net

We generate revenues principally from subscription contracts under which we provide advertisers with access to our search, social, eCommerce and display advertising management platform, either directly or through the advertiser’s relationship with an agency with whom we have a contract. Our search subscription contracts are generally one year or less in length, while social and display contracts may vary in duration. Under subscription contracts with most of our direct advertisers and some independent agencies, we charge fees generally based on the amount of advertising spend that these customers manage through our platform or a contractual minimum monthly platform fee, whichever is greater. Certain of these customers are charged only a fixed monthly platform fee. Most of our subscription contracts with our network agency customers do not include a committed minimum monthly platform fee, and we charge fees based upon the amount of advertising spend that these customers manage through our platform. Due to the nature of the platform and the services performed under the subscription agreements, revenues are typically recognized in the amount billable to the advertiser.

Our long-term strategic agreements have historically included multiple-year terms, and are invoiced quarterly. In the case of our largest agreement with Google, it includes both a fixed baseline amount, as well as a variable portion based on a percentage of relevant advertising search spend above the baseline threshold that runs through our technology platform. We recognize the entire contract price under this agreement ratably over the initial minimum two-year term. Our other long-term strategic agreements are generally variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform. Consideration received under these agreements is allocated to the period in which we have the contractual right to bill. We expect that in the future, revenues from these strategic agreements will continue to grow as a percentage of our total revenues, net.

Refer to Note 3 of the accompanying consolidated financial statements for further discussion of our revenue recognition considerations.

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

We expect that, in the future, cost of revenues will decrease year-over-year in absolute dollars as we seek to realign our cost structure with our future revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation expense and bonuses, as well as sales commissions and other costs including travel and entertainment, marketing and promotional events, lead generation activities, public relations, marketing activities, professional fees, amortization of intangible assets and allocated overhead. All of these costs are expensed as incurred, except sales commissions and the related payroll taxes, which are capitalized and amortized over a three year expected period of benefit in accordance with the relevant authoritative accounting guidance (refer to Note 3 of the accompanying consolidated financial statements). Our commission plans provide that commission payments to our sales representatives are paid based on the key components of the applicable customer contract, including the minimum or fixed monthly platform fee during the initial contract term.

We expect that, in the future, sales and marketing expenses will decrease year-over-year in absolute dollars as we seek to realign our cost structure with our future revenues.

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

Our research and development efforts are focused on enhancing our software architecture, adding new features and functionality to our platform and improving the efficiency with which we deliver these services to our customers, including the development of MarinOne. We expect that research and development expenses may decrease year-over-year in absolute dollars as we seek to realign our cost structure with our future revenues.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation expense and bonuses for our administrative, legal, human resources, finance and accounting employees and executives. Also included are non-personnel costs, such as audit fees, tax services and legal fees, as well as professional fees, insurance and other corporate expenses, including allocated overhead.

We expect our general and administrative expenses to decrease year-over-year in absolute dollars as we seek to align our cost structure with our future revenues.

Other Income (Expenses), Net

Other income (expenses), net, primarily consists of sublease income and foreign currency transaction gains and losses, as well as interest income earned on our cash equivalents offset by the interest expense related to our capital lease obligations.

Provision for Income Taxes

The provision for income taxes consists of federal, state and foreign income taxes. Due to recent losses, we maintain a valuation allowance against our United States deferred tax assets as of December 31, 2018. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

The following table is a summary of our consolidated statements of operations for the specified periods and results of operations as a percentage of revenues for those periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods. Percentage of revenues figures are rounded and therefore may not subtotal exactly.

	Years Ended December 31,
	2018		2017		2016
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net	$58,631	100%	$74,991	100%	$99,878	100%
Cost of revenues (1) (2) (3)	27,154	46	32,520	43	35,203	35
Gross profit	31,477	54	42,471	57	64,675	65
Operating expenses
Sales and marketing (1) (2) (3)	23,425	40	26,936	36	32,889	33
Research and development (1) (2) (3)	22,450	38	26,564	35	27,841	28
General and administrative (1) (2) (3)	13,113	22	16,444	22	19,890	20
Impairment of goodwill	14,740	26	2,797	4	—	—
Total operating expenses	73,728	126	72,741	97	80,620	81
Loss from operations	(42,251)	(72)	(30,270)	(40)	(15,945)	(16)
Other income (expenses), net	1,593	3	(214)	—	869	1
Loss before provision for income taxes	(40,658)	(69)	(30,484)	(41)	(15,076)	(15)
Provision for income taxes	(586)	(1)	(1,007)	(1)	(1,404)	(1)
Net loss	$(41,244)	(70)%	$(31,491)	(42)%	$(16,480)	(17)%

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenues	$739	$822	$1,314
Sales and marketing	957	827	1,281
Research and development	1,398	1,996	4,989
General and administrative	877	1,059	2,711
	$3,971	$4,704	$10,295

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenues	$938	$971	$1,027
Sales and marketing	658	877	934
Research and development	938	969	1,027
General and administrative	3	33	92
	$2,537	$2,850	$3,080

(3)	Restructuring related expenses included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenues	$176	$—	$184
Sales and marketing	827	—	348
Research and development	115	—	44
General and administrative	158	—	20
	$1,276	$—	$596

The following table sets forth our consolidated revenues by geographic area, as well as the related percentages of total revenues, for the specified periods.

	Years Ended December 31,
	2018		2017		2016
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net by geography
United States of America	$40,907	70%	$49,637	66%	$69,220	69%
United Kingdom	7,664	13	9,556	13	11,083	11
Other	10,060	17	15,798	21	19,575	20
Total revenues, net	$58,631	100%	$74,991	100%	$99,878	100%

Adjusted EBITDA

Adjusted EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, intangible assets and deferred costs to obtain and fulfill contracts, the capitalization of internally developed software costs, the deferral of costs to obtain and fulfill contracts, the impairment of goodwill and long-lived assets, the benefit from or provision for income taxes, other income or expenses, net and the non-recurring costs associated with acquisitions and restructurings. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

●

Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based compensation expense, depreciation and amortization, capitalized software development costs, deferred costs associated with contracts, benefit from or provision for income taxes, other income or expenses, net and costs associated with acquisitions and restructurings, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

●	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

●	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss	$(41,244)	$(31,491)	$(16,480)
Depreciation	2,658	4,758	6,035
Amortization of internally developed software	3,774	3,669	2,988
Amortization of intangible assets	2,537	2,850	3,080
Amortization of deferred costs to obtain and fulfill contracts	2,045	—	—
Provision for income taxes	586	1,007	1,404
Impairment of goodwill	14,740	2,797	—
Stock-based compensation expense	3,971	4,704	10,295
Capitalization of internally developed software costs	(2,129)	(2,068)	(4,712)
Deferral of costs to obtain and fulfill contracts	(1,424)	—	—
Acquisition related expenses	—	—	40
Restructuring related expenses	1,276	—	596
Other (income) expenses, net	(1,593)	214	(869)
Adjusted EBITDA	$(14,803)	$(13,560)	$2,377

Comparison of the Years Ended December 31, 2018 and 2017

Revenues, Net

	Years Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenues, net	$58,631	$74,991	$(16,360)	(22)%

Revenues, net in 2018 decreased by $16.4 million, or 22%, as compared to 2017. During 2018, we experienced ongoing customer turnover, which was not fully offset by new customer bookings. Revenues, net in 2018 are inclusive of $2.9 million from the revenue share agreement with Google that became effective in the fourth quarter of 2018, as described in Note 3 to the consolidated financial statements.

Revenues in 2018 and 2017 from our customers located in the United States represented 70% and 66%, respectively, of total revenues, net. There were no customers that accounted for greater than 10% of our revenues in either 2018 or 2017.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenues	$27,154	$32,520	$(5,366)	(17)%
Gross profit	31,477	42,471	(10,994)	(26)
Gross margin	54%	57%

Cost of revenues in 2018 decreased by $5.4 million, or 17%, as compared to 2017. This was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which led to decreases of $2.8 million in compensation and benefits expense and $0.3 million in allocated facilities and information technology costs as compared to 2017. We also experienced decreases of $0.6 million in hosting costs, due to a decline in the usage of our hosted platform, and $1.6 million in depreciation and amortization of internally developed software, due primarily to the nature and timing of capital expenditures and internal projects as compared to 2017.

Our gross margin decreased to 54% during 2018, as compared to 57% during 2017. This was primarily due to our revenues declining during the year at a faster rate than the corresponding decrease in costs. Specifically, expenses for compensation and benefits, hosting and facilities and information technology all declined in absolute dollars, but increased as a percentage of revenues in 2018, as compared to 2017.

Sales and Marketing

	Years Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$23,425	$26,936	$(3,511)	(13)%
Percent of revenues, net	40%	36%

Sales and marketing expenses in 2018 decreased by $3.5 million, or 13%, as compared to 2017. This decrease was primarily due to a reduction in the global sales support and marketing headcount, including reductions that were part of our restructuring activities during 2018 (refer to Note 4 of the accompanying consolidated financial statements), contributing to net decreases of $3.3 million in personnel-related costs, and $0.6 million in allocated facilities and information technology costs as compared to 2017. Due in part to this headcount reduction, we incurred restructuring costs of $0.8 million in 2018, as compared to 2017 when no restructuring costs were incurred. The remaining decrease during 2018 was primarily the result of lower marketing costs of $0.6 million, as we eliminated or shifted the timing of certain of our marketing activities.

Research and Development

	Years Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$22,450	$26,564	$(4,114)	(15)%
Percent of revenues, net	38%	35%

Research and development expenses in 2018 decreased by $4.1 million, or 15%, as compared to 2017. This was primarily due to a reduction in the number of full-time research and development personnel, resulting in a decrease of $3.6 million in compensation and benefits expense as compared to 2017. This included a decrease in stock-based compensation expense of $0.6 million, driven by employee turnover and the decline in our stock price. These decreases were further driven by lower professional fees of $0.2 million in 2018, as we reduced the number of research and development contractors as compared to 2017, and $0.2 million in depreciation expense, as we have reduced capital expenditures in recent years.

General and Administrative

	Years Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$13,113	$16,444	$(3,331)	(20)%
Percent of revenues, net	22%	22%

General and administrative expenses in 2018 decreased by $3.3 million, or 20%, as compared to 2017. Compensation and benefits expenses decreased by $0.8 million during 2018, primarily due to reductions in headcount and a decrease in stock-based compensation expense, driven by employee turnover and the decline in our stock price. These decreases were further driven by the reduction in our provision for bad debts of $1.5 million in 2018. We reduced our allowance for doubtful accounts by $1.4 million during this period, primarily due to improved efforts to collect on long outstanding and reserved receivables. Additionally, professional fees declined $1.3 million in 2018, due largely to reductions in accounting and legal costs. We reduced these costs through a combination of changing service providers, eliminating certain services and shifting the timing of projects.

Impairment of Goodwill

	Years Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Impairment of goodwill	$14,740	$2,797	$11,943	427%
Percent of revenues, net	26%	4%

We recorded a goodwill impairment charge of $14.7 million in the third quarter of 2018, and a goodwill impairment charge of $2.8 million in the second quarter of 2017. Refer to Note 2 and Note 6 of the accompanying consolidated financial statements for additional information on these goodwill impairment charges.

Other Income (Expenses), Net

	Years Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expenses), net	1,593	(214)	1,807	n/m	%

n/m: not meaningful

Other income or expenses, net, primarily consists of sublease income recorded under agreements for portions of our San Francisco and Portland office spaces, with terms through July 2022 and May 2020, respectively, as well as foreign currency transaction gains and losses and interest income and expense. In 2018, we generated sublease income of $1.5 million, as compared to $1.1 million in 2017. Foreign currency transaction gains were $0.2 million in 2018, partially offset by interest expense of $0.1 million. This compared to foreign currency transaction losses of $1.0 million and interest expense of $0.2 million in 2017.

Provision for Income Taxes

	Years Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Provision for income taxes	$(586)	$(1,007)	$421	(42)%

The provision for income taxes in 2018 totaled $0.6 million, primarily due to profits earned by our wholly owned foreign subsidiaries.

Comparison of the Years Ended December 31, 2017 and 2016

Revenues, Net

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenues, net	$74,991	$99,878	$(24,887)	(25)%

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

Revenues in 2017 and 2016 from our customers located in the United States represented 66% and 69%, respectively, of total revenues, net. There were no customers that accounted for greater than 10% of our revenues in either 2017 or 2016.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenues	$32,520	$35,203	$(2,683)	(8)%
Gross profit	42,471	64,675	(22,204)	(34)
Gross margin	57%	65%

Cost of revenues in 2017 decreased by $2.7 million, or 8%, as compared to 2016. This was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which led to decreases of $1.5 million in compensation and benefits expense, including stock-based compensation expense, and $0.3 million in allocated facilities and information technology costs as compared to 2016. We also experienced decreases of $0.4 million in both hosting costs, due to a decline in usage of our hosted platform, and in depreciation and amortization of internally developed software, due primarily to the nature and timing of internal projects as compared to 2016.

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

Research and development expenses in 2017 decreased by $1.3 million, or 5%, as compared to 2016. This primarily reflects a $3.0 million decrease in stock-based compensation expense driven by employee turnover and the decline in our stock price, partially offset by a $2.0 million increase in compensation and benefits expense, excluding stock-based compensation expense, due to an overall increase in the number of full-time research and development personnel. There was also a corresponding reduction in the number of contractors and consultants utilized during 2017, resulting in a $0.2 million decrease in professional fees.

General and Administrative

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$16,444	$19,890	$(3,446)	(17)%
Percent of revenues, net	22%	20%

General and administrative expenses in 2017 decreased by $3.4 million, or 17%, as compared to 2016. Compensation, benefits and other employee-related expenses decreased by $2.6 million during 2017, primarily due to reductions in headcount and stock-based compensation expense, driven by employee turnover and the decline in our stock price. Additionally, bad debt expense decreased $0.8 million as we improved efforts to collect on long outstanding balances, and facilities expense decreased $0.7 million as we consolidated office space in certain locations in the prior year, including New York. These decreases were partially offset by a $0.8 million increase in professional fees, largely driven by the retention of outside firms and consultants to assist with ongoing accounting matters, including the implementation of revenue recognition guidance, as described in Note 3 to the consolidated financial statements, and the remediation of a material weakness over internal control identified in 2016.

Impairment of Goodwill

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Impairment of goodwill	$2,797	$—	$2,797	100%
Percent of revenues, net	4%	—%

We recorded a goodwill impairment charge of $2.8 million in 2017. No goodwill impairment triggering events were identified in 2016. Refer to Note 2 and Note 6 of the accompanying consolidated financial statements for additional information on this goodwill impairment.

Other (Expenses) Income, Net

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Other (expenses) income, net	(214)	869	(1,083)	(125)%

Other expenses or income, net, primarily consists of sublease income recorded under agreements for portions of our San Francisco and Portland office spaces, as well as foreign currency transaction gains and losses. During 2017, we earned sublease income of $1.1 million, which was offset by foreign currency transaction losses of $1.0 million, interest expense of $0.1 million and miscellaneous expenses of $0.1 million. This compared to 2016, when we earned sublease income of $0.8 million, with foreign currency transaction losses of less than $0.1 million.

Provision for Income Taxes

	Years Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Provision for income taxes	$(1,007)	$(1,404)	$397	(28)%

The provision for income taxes for 2017 totaled $1.0 million, primarily due to profits earned by our wholly owned foreign subsidiaries.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2018. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(in thousands)
Revenues, net	$15,825	$13,153	$14,251	$15,402	$17,692	$18,224	$18,742	$20,333
Cost of revenues (1) (2) (3)	6,160	6,459	6,963	7,572	7,733	8,256	8,207	8,324
Gross profit	9,665	6,694	7,288	7,830	9,959	9,968	10,535	12,009
Operating expenses
Sales and marketing (1) (2) (3)	4,594	5,296	6,154	7,381	6,920	6,630	6,710	6,676
Research and development (1) (2) (3)	5,007	5,471	5,817	6,155	6,108	6,672	6,646	7,138
General and administrative (1) (2) (3)	3,049	2,921	3,766	3,377	4,402	3,920	3,945	4,177
Impairment of goodwill	—	14,740	—	—	—	—	2,797	—
Total operating expenses	12,650	28,428	15,737	16,913	17,430	17,222	20,098	17,991
Loss from operations	(2,985)	(21,734)	(8,449)	(9,083)	(7,471)	(7,254)	(9,563)	(5,982)
Other income (expenses), net	585	336	377	295	231	(144)	(563)	262
Loss before provision for income taxes	(2,400)	(21,398)	(8,072)	(8,788)	(7,240)	(7,398)	(10,126)	(5,720)
Benefit from (provision for) income taxes	38	(96)	(204)	(324)	(31)	(151)	(419)	(406)
Net loss	$(2,362)	$(21,494)	$(8,276)	$(9,112)	$(7,271)	$(7,549)	$(10,545)	$(6,126)
Net loss per share available to common stockholders, basic and diluted (4)	$(0.40)	$(3.71)	$(1.44)	$(1.59)	$(1.28)	$(1.34)	$(1.87)	$(1.10)

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(in thousands)
Cost of revenues	$203	$160	$172	$204	$193	$166	$152	$311
Sales and marketing	265	181	271	240	218	197	200	212
Research and development	406	339	314	339	356	326	318	996
General and administrative	164	195	273	245	254	234	248	323
Total stock-based compensation expense	$1,038	$875	$1,030	$1,028	$1,021	$923	$918	$1,842

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(in thousands)
Cost of revenues	$234	$234	$233	$237	$239	$240	$245	$247
Sales and marketing	131	130	184	213	216	216	222	223
Research and development	233	234	234	237	239	239	244	247
General and administrative	—	—	—	3	5	5	10	13
Total amortization of intangible assets	$598	$598	$651	$690	$699	$700	$721	$730

(3)	Restructuring related expenses included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(in thousands)
Cost of revenues	$—	$37	$—	$139	$—	$—	$—	$—
Sales and marketing	169	113	48	497	—	—	—	—
Research and development	—	—	—	115	—	—	—	—
General and administrative	—	11	36	111	—	—	—	—
Total restructuring related expenses	$169	$161	$84	$862	$—	$—	$—	$—

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

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(as a % of revenues, net)
Revenues, net	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	39	49	49	49	44	45	44	41
Gross profit	61	51	51	51	56	55	56	59
Operating expenses
Sales and marketing	29	40	43	48	39	36	36	33
Research and development	32	42	41	40	35	37	35	35
General and administrative	19	22	26	22	25	22	21	21
Impairment of goodwill	—	112	—	—	—	—	15	—
Total operating expenses	80	216	110	110	99	95	107	88
Loss from operations	(19)	(165)	(59)	(59)	(42)	(40)	(51)	(29)
Other income (expenses), net	4	3	3	2	1	(1)	(3)	1
Loss before provision for income taxes	(15)	(163)	(57)	(57)	(41)	(41)	(54)	(28)
Benefit from (provision for) income taxes	—	(1)	(1)	(2)	—	(1)	(2)	(2)
Net loss	(15)%	(163)%	(58)%	(59)%	(41)%	(41)%	(56)%	(30)%

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering, or IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into capital lease arrangements to fund capital purchases. As of December 31, 2018, our principal sources of liquidity were our unrestricted cash and cash equivalents of $10.2 million and our capital lease arrangements. The approximate weighted average interest rate on our outstanding borrowings as of December 31, 2018 was 6.0%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

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

We also maintain cash balances in our foreign subsidiaries. As of December 31, 2018, we had $10.2 million of unrestricted cash and cash equivalents in aggregate, of which $7.3 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA, which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries, and a tax on earnings of foreign subsidiaries in excess of a specified return on the subsidiaries' tangible assets, known as the Global Intangible Low-Taxed Income, or GILTI. We completed our analysis of the accounting for the transition tax and GILTI in the fourth quarter of 2018 and determined that no such taxes will be due, as our foreign subsidiaries have accumulated significant losses. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

Based on our current and anticipated level of operations, including our internal forecasts and projections, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our efforts to improve revenue performance, the timing and extent of spending to support product development efforts and the timing of introductions of new features and enhancements to our platform. To the extent that existing cash and cash equivalents are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Further actions to reduce costs may also be necessary, including additional restructurings such as the ones initiated in 2016 and 2018 (see Note 4 of the accompanying consolidated financial statements).

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash (used in) provided by operating activities	$(12,980)	$(4,870)	$6,081
Net cash used in investing activities	(2,707)	(2,518)	(5,914)
Net cash used in financing activities	(1,287)	(1,452)	(745)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(360)	1,964	(1,035)
Net decrease in cash and cash equivalents and restricted cash	$(17,334)	$(6,876)	$(1,613)

Operating Activities

Cash used in or provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the operation of our business and the fluctuations in the number of advertisers using our platform. Cash used in or provided by operating activities has typically been affected by net losses and further increased by changes in our operating assets and liabilities, particularly in the areas of accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities, adjusted for non-cash expense items such as impairment of goodwill, depreciation, amortization, stock-based compensation expense, unrealized foreign currency gains or losses, provision for bad debts and deferred income tax expenses or benefits.

Cash used in operating activities in 2018 of $13.0 million was primarily the result of a net loss of $41.2 million, adjusted for non-cash expenses of $29.3 million, which primarily included impairment of goodwill, depreciation, amortization, unrealized foreign currency gains, stock-based compensation expense, provision for bad debts and deferred income tax benefits. This was further offset by a $1.0 million net change in working capital items, most notably (1) an increase in accounts receivable of $0.7 million due to the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $0.6 million related to the timing of related disbursements; and (3) an increase in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.3 million due to the timing of related disbursements and customer advances.

Cash used in operating activities in 2017 of $4.9 million was primarily the result of a net loss of $31.5 million, adjusted for non-cash expenses of $20.9 million, which primarily included impairment of goodwill, depreciation, amortization, unrealized foreign currency losses, stock-based compensation expense, provision for bad debts and deferred income tax benefits. This was further increased by a $5.7 million net change in working capital items, most notably (1) a decrease in accounts receivable of $4.8 million due to the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $0.3 million related to the timing of related disbursements; and (3) an increase in accounts payable and accrued expenses and other liabilities (both current and non-current) of $1.3 million due to the timing of related disbursements and customer advances.

Cash provided by operating activities in 2016 of $6.1 million was primarily the result of a net loss of $16.5 million, adjusted for non-cash expenses of $24.0 million, which primarily included depreciation, amortization, unrealized foreign currency gains, stock-based compensation expense and deferred income tax benefits. This was further offset by $0.1 million in contingent consideration paid for the SocialMoov acquisition from 2015, and a $1.4 million net change in working capital items, most notably (1) a decrease in accounts receivable of $0.8 million due to the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.2 million related to the timing of related disbursements; and (3) a net decrease in accounts payable and accrued expenses and other current and non-current liabilities of $2.4 million due to the timing of related disbursements and customer advances.

Investing Activities

During 2018, 2017 and 2016, investing activities primarily consisted of purchases of property and equipment, including leasehold improvements, technology hardware and software to support our business, as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in property and equipment and developing our software platform for the foreseeable future.

Financing Activities

During 2018, 2017 and 2016, financing activities primarily consisted of net repayments under our capital lease arrangements and employee taxes paid for withheld shares upon the settlement of equity awards, offset by proceeds from contributions to our 2013 Employee Stock Purchase Plan. In 2016, financing activities also included $0.3 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, net of sublease income, and our capital leases for computer equipment. As of December 31, 2018, the future minimum payments under these commitments, were as follows:

	Payments Due By Period
	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Capital lease obligations	$1,798	$1,249	$549	$—	$—
Interest expense payments	89	75	14	—	—
Operating leases obligations, net	18,003	8,239	7,118	2,556	90
Total	$19,890	$9,563	$7,681	$2,556	$90

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of December 31, 2018.

In addition to the obligations in the table above, we have approximately $1.2 million of uncertain tax positions that have been recorded as liabilities as of December 31, 2018. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of December 31, 2018, other than operating leases and related subleases, as described in the Notes to the consolidated financial statements, and the irrevocable letter of credit described above.

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

Revenue Recognition

We generate revenues principally from subscriptions either directly with advertisers or with advertising agencies to our platform for the management of search, social, eCommerce and display advertising. Revenue is recognized when control of these advertising management services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, we satisfy a performance obligation.

Our subscription contracts provide advertisers with access to the Company's advertising management platform. Advertisers do not have the right to take possession of the software supporting the services at any time. These contracts are generally one year or less in length. The subscription fee under most contracts consists of the greater of a minimum monthly platform fee or variable consideration based on the volume of advertising spend managed through our platform at the contractual percentage of spend. The variable portion generally includes tiered pricing, whereby the percentage of spend charged decreases as the value of advertising spend increases. The tiered pricing resets monthly and is consistent throughout the contract term. We have concluded that this volume-based pricing approach does not constitute a future material right since the pricing tiers are consistent throughout the contract term and similar pricing is typically offered to similar classes of customers within the same geographical areas and markets. Certain subscription contracts consist of only a flat monthly platform fee. Subscription fees are generally invoiced on a monthly basis in arrears based on the actual amount of advertising spend managed on the platform. In certain limited circumstances we will invoice an advertiser in advance for the contractual minimum monthly platform fee for a defined future period, which is typically three to six months.

Our subscription services comprise a single stand-ready performance obligation satisfied over time, as the advertiser simultaneously receives and consumes the benefit from our performance. This performance obligation constitutes a series of services that are substantially the same and provided over time using the same measure of progress. Revenues derived from these arrangements are recognized over time using an output method based upon the passage of time as this provides a faithful depiction of the pattern of transfer of control. Fixed minimum monthly platform fees are recognized ratably over the contract term as the single performance obligation is satisfied. Variable fees are allocated to the distinct month of the series in which they are earned because the terms of the variable payments relate specifically to the outcome from transferring the distinct time increment (month) of service and because such amounts reflect the fees to which we expect to be entitled for providing access to the advertising management platform for that period, consistent with the allocation objective of authoritative revenue recognition guidance.

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. These strategic agreements are generally billed on a quarterly basis. The majority of the strategic agreement revenue is concentrated to one revenue share agreement, executed with Google in December 2018, but with an effective date of October 1, 2018. Under this agreement, which constitutes a single performance obligation, we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. The agreement requires us to reinvest a specified percentage of these revenue share payments to drive our search technology platform innovation. The performance obligation is satisfied over time ratably over the contractual term of two years, since Google simultaneously receives and consumes the benefit from our performance, using an output method based upon the passage of time. We believe this provides a faithful depiction of the pattern of transfer of control. The agreement carries a three-year term; however, the term after two years is cancellable by Google with no penalty if we do not meet certain financial metrics, and we evaluated the agreement as a two-year agreement with one optional renewal year.

We evaluate the total amount of variable revenue share payments expected to be earned from this agreement by using the expected value method, as we believe this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and our best judgment at the time. We include estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Our other long-term strategic agreements are generally variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform. Consideration received under these agreements is allocated to the period in which we have the contractual right to bill. We expect that in the future, revenues from these strategic agreements will continue to grow as a percentage of our total revenues, net.

We capitalize certain contract acquisition and fulfillment costs and amortize those costs based on the expected period of benefit, which we have determined to be three years. This period of benefit was determined by taking into consideration the duration of our customer contracts, historical contract renewal rates, the underlying platform technology and other factors.

At the inception of a customer contract, we make an assessment as to that customer's ability to pay for the services provided in order to determine whether collectability is probable and a contract exists for revenue recognition purposes. We assess collectability based on a number of factors, including credit worthiness of the customer along with past transaction history. In addition, we perform periodic evaluations of our customers' financial condition. Certain contracts with advertising agencies contain sequential liability provisions, where the agency does not have an obligation to pay until payment is received from the agency’s customers. In these circumstances, we evaluate the credit worthiness of the agency’s customers, in addition to the agency itself.

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

Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions. We last assessed the application of Internal Revenue Code Section 382 during the fourth quarter of 2017, and concluded no limitation currently applies, and we will continue to monitor activities in the future. In the event we have subsequent changes in ownership or profitability is delayed, net operating losses and research and development credit carryovers could be further limited and may expire unutilized.

On December 22, 2017, the United States enacted the TCJA, which institutes significant changes to U.S. tax laws. Changes include, but are not limited to: (1) a corporate tax rate decrease from 35% to 21% effective for years beginning after December 31, 2017, (2) the creation of new minimum taxes such as the base erosion anti-abuse tax, or BEAT, and Global Intangible Low Taxed Income, or GILTI, tax and (3) the transition of international taxation from a worldwide tax system to a modified territorial system, which will result in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the United States. Additionally, the SEC issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The measurement period provided under SAB 118 ended on December 22, 2018. We have completed our analysis of the TCJA as of December 31, 2018 and determined that it did not have a material impact on our provision for income taxes for the year ended December 31, 2018, or on the provisional tax impacts assessed as of December 31, 2017. Refer to Note 12 of the accompanying consolidated financial statements for further details on the TCJA.

Accounts Receivable and Related Reserves

We record accounts receivable at the invoiced amounts, and these receivables do not bear interest. We record reserves as a reduction of our accounts receivable balance for doubtful accounts and revenue credits. Estimates are required to determine both of these reserves.

Our allowance for doubtful accounts reflects our best estimate of probable losses inherent in our receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts charges are included as a component of general and administrative expenses. Our reserve for revenue credits relates to service credits that are expected to be issued to customers during the ordinary course of business. These credits typically relate to customer disputes and billing adjustments and are recorded as reductions to revenues, net. Reserves for revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance and are estimated using the expected value method based on an analysis of credits issued in previous periods. These estimates could change significantly for various reasons, including changes in our customers' financial condition, interruptions to our platform or deterioration in the economy.

Goodwill, Intangible Assets and Other Long-Lived Assets -- Impairment Assessments

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

For the nine months ended September 30, 2018, the market capitalization of our common stock sustained a significant decline such that it fell below the book value of our net assets, triggering the need to conduct an interim goodwill impairment test. The outcome of this goodwill impairment test resulted in an impairment of goodwill of $14.7 million, recorded in the third quarter of 2018. Similarly, we recorded an impairment of goodwill of $2.8 million in the second quarter of 2017. Refer to Note 2 and Note 6 of the accompanying consolidated financial statements for further details on the related goodwill impairment tests. No goodwill impairment was identified in the period subsequent to the third quarter of 2018, including from the results of our annual impairment test in the fourth quarter.

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

Each period we evaluate the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required. Assumptions and estimates about remaining useful lives of our intangible and other long-lived assets are subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any long-lived asset impairment charges to date.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of December 31, 2018, we had unrestricted cash and cash equivalents of $10.2 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2018 we had an aggregate of $1.8 million in borrowings outstanding, which consisted entirely of capital lease obligations with fixed interest rates. The interest rates of our capital leases range from 5% to 8%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates as of December 31, 2018 would not have a material impact on the fair values of all of our outstanding capital lease obligations, and would result in an insignificant impact to interest expense for 2018.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan, and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 30%, 34% and 31% during 2018, 2017 and 2016, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were $0.2 million, $(1.0) million and less than $(0.1) million in 2018, 2017 and 2016, respectively. Transaction gains and losses are included in other income (expenses), net.

If our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of any potential international expansion, while a strengthening U.S. Dollar can negatively impact our international revenues. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future, and we also do not expect that the effects of a 10% shift in foreign currency exchange rates would have a material impact on any financial instruments we currently hold.

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

The information in response to this item is included in our consolidated financial statements, together with the report thereon of Grant Thornton LLP, in Item 15 under the heading “Exhibits, Financial Statement Schedules,” and in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Further, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the disclosure controls and procedures as of the end of the period. Based on such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our directors and their ages, occupations and length of Board service as of February 15, 2019 are provided in the tables below.

Our Class I Directors (term to expire in 2020)

Name of Director	Age	Principal Occupation	Director Since
L. Gordon Crovitz	60	Founder, Journalism Online	2012
Daina Middleton	53	CEO, Ansira	2014

L. Gordon Crovitz. Mr. Crovitz has served as a member of our Board since May 2012.  In February 2018, Mr. Crovitz co-founded and currently serves as the co-CEO of NewsGuard Technologies, a provider of information about the news brands consumers access online.  Between September 2016 and April 2017, Mr. Crovitz served as the Interim CEO of Houghton Mifflin Harcourt Company, a global learning company.  In 2009, Mr. Crovitz became a partner at NextNews Ventures, which invests in early-stage news and information companies.  Mr. Crovitz also co-founded Journalism Online, LLC, a provider of e-commerce solutions for publishers, in April 2009.  From 2008 until April 2009, Mr. Crovitz was an active angel investor in, and advisor to, privately held media and technology companies. Prior to that, Mr. Crovitz worked at Dow Jones & Company, Inc. from 1980 until 2007 in a variety of positions, most recently as a publisher of The Wall Street Journal and executive vice president. Mr. Crovitz is a member of the boards of directors of Dun & Bradstreet, Inc., which he joined in 2014, and Houghton Mifflin Harcourt Company, which he joined in 2012. He is also a member of the boards of directors of Association of American Rhodes Scholars, Blurb, Inc., and Business Insider, Inc., each of which is a privately held entity. Mr. Crovitz holds an A.B. in Politics, Economics, Rhetoric and Law from the University of Chicago, a B.A. in Jurisprudence from the University of Oxford and a J.D. from Yale Law School. Mr. Crovitz brings to our Board a diversity of distinguished experiences and seasoned business acumen, particularly extensive experience in the media and publishing industries. His service on a number of boards of directors provides an important perspective on corporate governance matters, including best practices established at other companies.

Daina Middleton. Ms. Middleton has served on our Board since October 2014. Since January 2016, Ms. Middleton has been an organization effectiveness coach with the Larcen Consulting Group.  Prior to this role, Ms. Middleton was the Head of Business Marketing at Twitter, Inc., a social media and communications platform, from May 2014 until January 2016. Before joining Twitter, she was Chief Executive Officer of Performics, Inc., a performance marketing agency, from January 2010 to May 2014. Prior to that, Ms. Middleton served as Senior Vice President at Moxie Interactive, an interactive marketing agency, from 2008 to 2010, and earlier in her career, she worked at Hewlett-Packard for 16 years in advertising and marketing roles of increasing responsibility. Ms. Middleton received a B.S. in Technical Journalism from Oregon State University. Ms. Middleton brings to our Board her expertise in the digital marketing space built over more than 20 years in the industry as well as her experience in general management and executive leadership.

Our Class II Directors (term to expire in 2021)

Name of Director	Age	Principal Occupation	Director Since
Donald Hutchison	62	Investor	2006

Donald P. Hutchison. Mr. Hutchison has served on our Board since April 2006. Since 2002, Mr. Hutchison’s principal employment has been as an angel investor in start-up technology companies. From 2006 to 2008, Mr. Hutchison was the Co-Founder and Chairman of the Board of Directors of Recurrent Energy LLC, a solar energy provider. Prior to that, Mr. Hutchison served as the Chief Executive Officer and Chairman of the Board of work.com, a joint venture established by Dow Jones and Excite@Home. Mr. Hutchison previously served in senior positions at Excite@Home (At Home Corporate), a former Internet broadband provider acquired by Ask Jeeves, and NETCOM On-Line Communications Services, Inc., a former Internet services provider acquired by ICG Communications. Mr. Hutchison previously served as a member of the board of directors of many privately-held companies, including W&W Communications, Inc., a fabless semiconductor company, which was acquired by Cavium, Inc. Mr. Hutchison holds a B.A. in Economics from the University of California, Santa Barbara, and an M.B.A. in Finance and Organizational Development from Loyola Marymount University. Mr. Hutchison brings to our Board significant experience analyzing and investing in other technology companies, as well as management and leadership experience as a former founder and executive of technology companies.

Our Class III Directors (term to expire in 2019)

Name of Director	Age	Principal Occupation	Director Since
Brian Kinion	52	CFO, Upwork	2017
Christopher Lien	51	Founder, CEO, Marin Software Incorporated	2006

Brian Kinion.  Mr. Kinion has served as a member of our Board since June, 2017.  Mr. Kinion is currently the Chief Financial Officer at Upwork, since November 2017. From March 2016 to April 2017, Mr. Kinion was the chief financial officer at Marketo, a marketing software automation platform. Prior to that role, Mr. Kinion served as a Vice-President and Group Vice President of Finance at Marketo from June 2013 to March 2016.  From June 2002 to June 2013, Brian held a variety of finance leadership roles at SuccessFactors, a SaaS human resources management platform acquired by SAP; CoTherix, Inc., a biopharmaceutical company acquired by Actelion Pharmaceuticals, ClearSwift, an information security company; and DigitalThink, an elearning enterprise solutions company acquired by Convergys Corporation.  He began his career as an auditor at KPMG LLP.  Mr. Kinion holds a B.S. in accounting and an M.B.A. from St. Mary’s College of California. Mr. Kinion brings to our Board his 25 years of experience in leading finance organizations in public and private companies during periods of rapid growth and cash constraints, and expertise in SaaS and cloud business models, reporting and planning at high growth subscription businesses.

Christopher Lien. Mr. Lien is our founder, Chief Executive Officer, and chairman of our Board. From May 2014 until September 2015, Mr. Lien served as executive chairman, and from the founding of the Company in 2006 to May 2014, he served as our Chief Executive Officer. Mr. Lien returned to serve as our Chief Executive Officer in August 2016. Mr. Lien has been a member of our Board since 2006. Previously, Mr. Lien served as Chief Operating Officer of Adteractive, Inc., an online performance marketing company, from 2004 to 2005. In 2001, Mr. Lien co-founded and served as Chairman and Chief Financial Officer of Sugar Media, Inc., a broadband services platform, until its acquisition in 2003 by 2Wire, Inc., a leading supplier of DSL equipment and services, which was subsequently acquired by Pace plc in 2010. Prior to that, Mr. Lien served in various capacities at BlueLight.com, LLC, Kmart Corporation’s e-commerce and Internet service provider subsidiary from 2000 to 2001, including as Chief Financial Officer and acting Chief Executive Officer. Prior to BlueLight.com, Mr. Lien spent 10 years at various investment banks, including Morgan Stanley and Evercore Partners, with his last role as Managing Director. Mr. Lien holds an A.B. from Dartmouth College, where he was elected as a member of Phi Beta Kappa, and an M.B.A. from the Stanford Graduate School of Business. Mr. Lien’s presence as a director brings his thorough knowledge of our company into our Board’s strategic and policy-making discussions. He brings his extensive experience in finance, digital marketing and executive roles in the information technology industry into deliberations regarding our strategy and operations.

Executive Officers

The names of our executive officers, their ages as of February 15, 2019, and their positions are shown below.

Name	Age	Position
Christopher Lien	52	Chief Executive Officer
Bradley Kinnish	44	Chief Financial Officer
Wister Walcott	52	EVP, Product and Technology

Our Board chooses executive officers, who then serve at the Board's discretion. There is no familial relationship between any of the directors or executive officers and any other director or executive officer of the Company.

For information regarding Mr. Lien, please refer to the section “—Our Class III Directors (term to expire in 2019)” above.

Bradley Kinnish. Prior to joining the Company and since 2010, Mr. Kinnish served in various roles in the Technology Investment Banking division of Deutsche Bank, a global banking and financial services company, most recently as its Managing Director, Co-Head of Americas Software Investment Banking.  From 2006 to 2010, Mr. Kinnish served in various roles at Thomas Weisel Partners, an investment banking firm, including as a Director from 2009 to 2010.  From 2003 to 2006, he served in various roles in the Technology Investment Banking division of Delafield Hambrecht, an investment banking firm, including as Vice President from 2004 to 2006.  From 2000 to 2003, he served in various roles in the Technology Investment Banking division of Credit Suisse, a multinational financial services company, including as an Associate from 2001 to 2003.  From 1997 to 2000, he held various roles in Audit and Assurance Services at Ernst & Young LLP.  Mr. Kinnish is a licensed Certified Public Accountant (inactive) and holds a B.A. in Business Administration from the University of Washington.

Wister Walcott.  Mr. Walcott has served as our Executive Vice President, Product and Technology since September 2016. From February 2015 to July 2016, Mr. Walcott was a principal at Proxita, advising technology companies on product and marketing strategy.  From 2006 to March 2012, Mr. Walcott served as our Vice President of Products and Platform, and from March 2012 to January 2015, he served as our Executive Vice President of Products and Platform.  From 2004 to 2005, Mr. Walcott was the Vice President of Marketing at Composite Software, an enterprise data integration software provider. Prior to that, Mr. Walcott served as Senior Director of Product Management at Siebel Systems, a CRM software provider, from 1999 to 2004, when it was acquired by Oracle Corporation, an enterprise software company. Prior to Siebel, from 1996 to 1999, Mr. Walcott was the Vice President of Marketing at Pilot Network Services, Inc., an Internet security provider. From 1993 to 1995, and from 1988 to 1991, Mr. Walcott worked at Oracle Corporation, where he held a variety of technical and management positions. Mr. Walcott holds a B.S. in Computer Science (with honors) from Harvard University and an M.B.A. from Harvard Business School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to us and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in 2018, except for (1) a late Form 4 filed for Wister Walcott on February 20, 2018 to report the acquisition of 2,000 shares of common stock on January 25, 2018 and the acquisition of 2,000 shares of common stock on February 15, 2018, (2) a late Form 4 filed for Mr. Walcott on August 21, 2018 to report the acquisition of 2,000 shares of common stock on August 15, 2018, (3) a Form 4 transaction that was reported late on a Form 5 filed for Mr. Walcott on February 14, 2019 to report the acquisition of 2,000 shares of common stock on April 16, 2018, (4) a late initial report of ownership on Form 3 filed for Brian Kinion on April 26, 2018 following Mr. Kinion’s appointment to our Board of Directors on June 26, 2017, and (5) a late Form 4 filed for Mr. Kinion on  April 26, 2018 to report the acquisition of (i) a stock option to purchase 7,444 shares of common stock on August 15, 2017 and (ii) a stock option to purchase 8,572 shares of common stock on April 12, 2018.

Code of Ethics

We have adopted a code of ethics, our Code of Business Conduct and Ethics for Employees, which applies to all employees, including our principal executive officer, our principal financial officer, and all other executive officers, and our Code of Business Conduct and Ethics for Directors, which applies to our board of directors. Our Code of Business Conduct and Ethics for Employees and our Code of Business Conduct and Ethics for Directors are available on our website at investor.marinsoftware.com under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics for Employees or our Code of Business Conduct and Ethics for Directors by posting such information on our website at the address and location specified above.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Crovitz and Kinion and Ms. Middleton are the members of the Audit Committee. Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under applicable SEC rules and Nasdaq listing standards. The Board has determined that Messrs. Crovitz and Kinion are each an “audit committee financial expert” as defined by the rules of the SEC. The report of the Audit Committee is provided below under “Audit and Audit-related Matters.”

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

The following table provides information for the fiscal year ended December 31, 2018 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal 2018. Christopher Lien, our Chief Executive Officer, is not included in the table below as he is an employee and thus received no compensation for his services as a director for the fiscal year ended December 31, 2018.  The compensation received by Mr. Lien as an employee is shown in the “—Summary Compensation Table” below.

Pursuant to our director compensation policy, on the date of the annual stockholder’s meeting, non-employee directors are eligible to receive an option to purchase our common stock having an aggregate full grant date fair value of $150,000, with such option vesting in full on the first anniversary of the date of grant.  For fiscal 2018, to reduce the number of shares of our common stock issuable to directors given the trading price range of our common stock at that time, our compensation committee reduced the size of the grant to an option to purchase 8,572 shares of our common stock, which option had a grant date fair value of $25,578 as indicated in the table below.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
James J. Barrese	—	25,578	—	25,578
L. Gordon Crovitz	—	25,578	—	25,578
Donald P. Hutchison	—	25,578	—	25,578
Brian Kinion	—	25,578	—	25,578
Allan Leinwand	—	25,578	—	25,578
Daina Middleton	—	25,578	—	25,578

(1)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with ASC 718 for stock option awards granted during the fiscal year. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 10 to the to the accompanying consolidated financial statements. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the non-employee directors from the options. For information regarding the number of stock options held by each non-employee director as of December 31, 2018, see the table below.

Our non-employee directors held the following number of outstanding stock options as of December 31, 2018.

Name	Grant Date	Option Awards(1)
James J. Barrese*	—	—
L. Gordon Crovitz	4/12/18(2)	8,572
	5/8/17(2)	8,572
	5/10/16(2)	8,572
	4/22/15(2)	6,943
	5/12/14(2)	4,177
Donald P. Hutchison	4/12/18(2)	8,572
	5/8/17(2)	8,572
	5/10/16(2)	8,572
	4/22/15(2)	6,986
	5/12/14(2)	4,220
	9/14/12(3)	2,858
	1/31/13(4)	4,286
	1/31/13(5)	100
Brian Kinion	4/12/18(2)	8,572
	8/15/17(2)	7,444
Allan Leinwand*	—	—
Daina Middleton	4/12/18(2)	8,572
	5/8/17(2)	8,572
	5/10/16(2)	8,572
	4/22/15(2)	6,886
	10/13/14(6)	4,286

*	James J. Barrese and Allan Leinwand each resigned from our Board in July 2018. Pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”), each of Mr. Barrese’s and Mr. Leinwand’s unexercised option grants expired in October 2018.

(1)	All stock options expire 10 years after the date of grant. These stock options also provide that, in the event of a “change of control,” all of the shares of our common stock subject to such stock option will immediately vest, and the right of repurchase with respect to any unvested shares shall lapse, in full as of the effectiveness of the change of control. All historic stock option awards listed in this table have been adjusted to reflect our 1-for-7 reverse stock split effectuated on October 5, 2017.

(2)	The stock option was granted pursuant to the 2013 Plan and vested or will vest in its entirety on the first anniversary of the vesting commencement date.

(3)	The stock option was granted pursuant to the 2006 Equity Incentive Plan (the “2006 Plan”) and was immediately exercisable in full upon grant. In the event the grantee exercised unvested shares subject to the option, the unvested shares would be subject to a right of repurchase in our favor at the option exercise price. The stock option vests ratably each month over a 48-month period from the vesting commencement date.

(4)	The stock option was granted pursuant to the 2006 Plan and was immediately exercisable in full upon grant. In the event the grantee exercised unvested shares subject to the option, the unvested shares would be subject to a right of repurchase in our favor at the option exercise price. The stock option vested over a three-year period with one-third vesting on each anniversary of the vesting commencement date and is fully vested.

(5)	The stock option was granted pursuant to the 2006 Plan and was immediately exercisable in full upon grant. In the event the grantee exercised unvested shares subject to the option, the unvested shares would be subject to a right of repurchase in our favor at the option exercise price. The stock option vested in its entirety on the first anniversary of the vesting commencement date.

(6)	The stock option was granted pursuant to the 2013 Plan and vests over a three-year period with one-third vesting on each anniversary of the vesting commencement date.

Cash Compensation. We do not provide cash retainer fees to our non-employee directors for their services as a member of our Board or any committee thereof or any cash meeting fees for attendance at any meetings of our Board or committees thereof.

Other Compensation. Non-employee directors receive no other form of remuneration, perquisites or benefits, but are reimbursed for their expenses in attending meetings, including travel and other expenses.

Executive Compensation

This section provides an overview of the material components of our executive compensation program for each person who served as our principal executive officer and our two executive officers (other than our principal executive officer) who were our most highly-compensated executive officers during fiscal 2018 and who we refer to as our “named executive officers.”

Our named executive officers for fiscal 2018 were:

●	Christopher Lien, our founder and Chief Executive Officer;

●	Bradley Kinnish, our Chief Financial Officer; and

●	Wister Walcott, our Executive Vice President, Product and Technology.

The compensation earned or paid to our named executive officers for fiscal 2017 and fiscal 2018 is set forth in detail in the Summary Compensation Table and other tables that follow this section, as well as the accompanying footnotes and narratives relating to those tables.

Summary Compensation Table

The following table provides information regarding all plan and non-plan compensation awarded to, earned by or paid to each of our named executive officers for all services rendered in all capacities during fiscal 2017 and fiscal 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Christopher Lien	2018	400,000	—	—	—	288,000	32,617	(4)	720,617
Founder, Chief Executive Officer	2017	400,000	—	—	—	200,000	33,603	(5)	633,603
Bradley Kinnish	2018	275,000	—	—	238,651	99,000	9,016	(6)	621,667
Chief Financial Officer	2017	186,461	—	190,004	182,778	41,806	7,139	(7)	608,188
Wister Walcott	2018	300,000	—	297,000	—	108,000	2,837	(8)	707,837
EVP, Product & Technology	2017	300,000	—	—	—	112,500	3,862	(9)	416,362

(1)	The amount shown in this column represents the grant date fair value of restricted stock units (“RSUs”) granted, as computed in accordance with ASC 718. For fiscal 2017, the assumptions used in calculating the grant date fair value are set forth in Note 11 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). For fiscal 2018, the assumptions used in calculating the grant date fair value are set forth in Note 10 to the accompanying audited consolidated financial statements. Note that the amount reported in this column reflects the accounting cost for these RSUs and do not correspond to the actual economic value that may be received.

(2)	The amounts shown in this column represent the grant date fair value of the stock options granted to the named executive officers during 2017 and 2018, as computed in accordance with ASC 718. For fiscal 2017, the assumptions used in calculating the grant date fair value are set forth in Note 11 to the audited consolidated financial statements included in the 2017 Form 10-K. For fiscal 2018 amounts, the assumptions used in calculating the grant date fair value are set forth in Note 10 to the accompanying audited consolidated financial statements. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.

(3)	The amounts in this column represent total performance-based bonuses earned for services rendered in fiscal 2017 and fiscal 2018 pursuant to the terms of our Executive Bonus Plan. For fiscal 2017, our Executive Bonus Plan funded at 0% attainment based on our revenue and adjusted EBITDA performance. To assist with retention, the compensation committee funded the bonus plan on a discretionary basis at (i) 75% of the target level of funding for Messrs. Kinnish and Walcott and (ii) 50% of the target level of funding for Mr. Lien. As a result, Mr. Walcott received a cash bonus amount equal to 75% of his target level of annual bonus; Mr. Kinnish received a cash bonus amount equal to 75% of his target level of annual bonus, prorated based on the partial year of service during fiscal 2017; and Mr. Lien received a cash bonus amount equal to 50% of his target level of annual bonus. Each of these bonuses was paid in fiscal 2018. For fiscal 2018, our Executive Bonus Plan funded at 72% attainment based on our revenue and end of year cash balance performance. As a result, Messrs. Lien, Kinnish, and Walcott received cash bonus amounts equal to 72% of their respective target level of annual bonus. Each of these bonuses was paid in fiscal 2019.

(4)	Includes $27,777 in medical insurance premiums coverage that we paid on Mr. Lien’s behalf, $2,460 in parking reimbursement, and $2,381 in premiums paid by us for long-term disability benefits.

(5)	Includes $28,762 in medical insurance premiums coverage that we paid on Mr. Lien’s behalf, $2,460 in parking reimbursement, and $2,381 in premiums paid by us for long-term disability benefits.

(6)	Includes $7,753 in medical insurance premiums coverage that we paid on Mr. Kinnish’s behalf, $540 in premiums paid by us for life insurance, and $723 in premiums paid by us for long-term disability benefits.

(7)	Includes $6,188 in medical insurance premiums coverage that we paid on Mr. Kinnish’s behalf, $408 in premiums paid by us for life insurance, and $542 in premiums paid by us for long-term disability benefits.

(8)	Includes $456 in reimbursement for travel expenses incurred by Mr. Walcott and $2,381 in premiums paid by us for long-term disability benefits.

(9)	Includes $1,481 in reimbursement for travel expenses incurred by Mr. Walcott and $2,381 in premiums paid by us for long-term disability benefits.

The following table provides information regarding each unexercised stock option and outstanding restricted stock units held by our named executive officers as of December 31, 2018.

Outstanding Equity Awards as of December 31, 2018

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options(#)(1)			Option Exercise Price ($)	Option Expiration Date	Number of restricted stock units that have not vested (#)		Market Value of restricted stock units that have not vested ($)(2)
Name	Exercisable	Unexercisable
Christopher Lien	7,143	—		68.18	5/11/24	—		—
	10,211	217	(3)	45.36	3/8/25	—		—
	8,572	—		15.05	5/9/26	—		—
	36,776	—		49.35	5/7/22	—		—
Bradley Kinnish	13,096	15,476	(4)	13.30	4/6/27	10,714	(5)	56,891
	19,229	51,771	(6)	7.40	3/6/28	—		—
Wister Walcott	19,852	13,006	(7)	17.15	9/6/26	45,000	(8)	238,950

(1)	Outstanding equity awards granted prior to March 21, 2013 were granted under our 2006 Plan. Outstanding equity awards granted after March 21, 2013 were granted under our 2013 Plan. All stock options expire 10 years after the date of grant. In general, the unvested shares subject to a stock option will expire prior to the stock option’s stated expiration date in the event of the optionee’s termination of employment. See “Potential Payments upon Employment Termination and Change in Control Events” for additional information.

(2)	The market value of the unvested shares subject to the RSU awards were computed using $5.31, which was the closing price of our common stock on The Nasdaq Global Market on December 31, 2018.

(3)	The stock option award was granted in March 2015. 25% of the shares of our common stock subject to the stock option vested on March 9, 2016, with the remaining shares subject to the stock option vesting each month thereafter over the following three years, such that the shares subject to the stock option will be fully vested on March 9, 2019.

(4)	The stock option award was granted in April 2017 with a vesting commencement date of April 7, 2017. 25% of the shares of our common stock subject to the stock option vested on April 7, 2018, with the remaining shares subject to the stock option vesting monthly over the following three years, such that the shares subject to the stock option will be fully vested on April 7, 2020.

(5)	The shares of our common stock subject to the RSU award vested as to 25% of the shares subject to the RSU award on April 7, 2018 and the remaining shares subject to the RSU award vest each year thereafter over the next three years, such that the RSU award will be fully vested on April 7, 2021.

(6)	The stock option award was granted in March 2018 with a vesting commencement date of March 7, 2018. 25% of the shares of our common stock subject to the stock option will vest on March 7, 2019 with the remaining shares subject to the stock option vesting monthly over the following three years, such that the shares subject to the stock option will be fully vested on April 7, 2020.

(7)	The stock option award was granted in September 2016 with a vesting commencement date of September 7, 2016. 25% of the shares of our common stock subject to the stock option vested on April 7, 2017 with the remaining shares subject to the stock option vesting monthly over the following three years, such that the shares subject to the stock option will be fully vested on September 7, 2019.

(8)	The shares of our common stock subject to the RSU award will vest as to 25% of the shares subject to the RSU award on April 12, 2019 and the remaining shares subject to the RSU award vest each quarter thereafter over the next three years, such that the RSU award will be fully vested on April 12, 2022.

Offer Letters and Arrangements

We have entered into employment offer letters with each of our named executive officers.

Christopher Lien.  We entered into an offer letter agreement with Mr. Lien, our Chief Executive Officer, in August 2016. Pursuant to the offer letter, Mr. Lien’s initial base salary was established at $400,000 per year. He was eligible to receive a bonus targeted at 100% of his base salary, prorated for the portion of fiscal 2016 that he was employed at the Company. Mr. Lien’s employment is at will and may be terminated at any time, with or without cause.

Bradley Kinnish.  We entered into an offer letter agreement with Mr. Kinnish, our Chief Financial Officer, in March 2017. Pursuant to the Offer Letter, Mr. Kinnish was to serve as the Vice President of Finance and Acting Chief Financial Officer with an initial base salary established at $240,000 per year.  In addition, Mr. Kinnish was eligible to receive a bonus targeted at 30% of his annual base salary, prorated for the portion of fiscal 2017 that he was employed at the Company.  On April 7, 2017, in accordance with the terms of his offer letter, Mr, Kinnish was granted a stock option to purchase 28,572 shares of our common stock at an exercise price of $13.30 per share, which was equal to the fair market value of our common stock on the date the option was granted as determined by our board of directors. This option is subject to vesting, with 25% of the shares of our common stock vesting on the first anniversary of the vesting commencement date and the remainder vesting monthly over the remaining three years, such that the shares subject to the option would be fully vested in August 2021. In addition, on April 7, 2017, Mr. Kinnish was granted 14,286 RSUs, which are subject to vesting, with 25% of the RSUs vesting on each anniversary of the vesting commencement date, such that the RSUs would be fully vested on April 7, 2021.  In June 2017, our Board appointed Mr. Kinnish to serve as our Chief Financial Officer.  In December 2017, the compensation committee resolved to increase Mr. Kinnish’s base salary to $275,000 per year with eligibility to receive a bonus targeted at 50% of his base salary.  Mr. Kinnish’s employment is at will and may be terminated at any time, with or without cause.

Wister Walcott. We entered into an offer letter agreement with Mr. Walcott, our Executive Vice President, Product and Technology, in August 2016. Pursuant to the offer letter, Mr. Walcott’s initial base salary was established at $300,000 per year. He was eligible to receive a bonus targeted at 50% of his base salary, prorated for the portion of fiscal 2016 that he was employed at the Company.  On September 7, 2016, in accordance with the terms of his offer letter, Mr. Walcott was granted a stock option to purchase 32,858 shares of our common stock at an exercise price of $17.15 per share, which was equal to the fair market value of our common stock on the date the option was granted as determined by our board of directors. This option is subject to vesting, with 25% of the shares vesting on the first anniversary of the vesting commencement date and the remainder vesting monthly over the remaining three years, such that the shares subject to the option would be fully vested in October 2020. Mr. Walcott’s employment is at will and may be terminated at any time, with or without cause, subject to the severance obligations described below.

Potential Payments upon Employment Termination and Change in Control Events

Messrs. Lien, Kinnish, and Walcott are each party to Severance and Change in Control Agreements with the Company that provide for potential payments and benefits in the event of employment termination.

Mr. Lien’s Severance and Change in Control Agreement provides as follows:

●	Term: Pursuant to its terms, such agreement became effective on April 12, 2018 and terminates upon the earlier of April 12, 2021 or the date Mr. Lien’s employment is terminated for a reason other than a “qualifying termination.” A “qualifying termination” is defined as (1) a “change in control qualifying termination”, or a separation occurring within three months preceding or 12 months following a change in control resulting from termination of Mr. Lien’s employment for any reason other than cause or Mr. Lien voluntarily resigning his employment for good reason; or (2) a separation that is not a “change in control qualifying termination” resulting from termination of Mr. Lien’s employment for any reason other than cause or Mr. Lien voluntarily resigning his employment for good reason.

●	Termination other than in connection with a change in control. In the event of a termination without cause other than in connection with a change in control, Mr. Lien would be entitled to receive severance benefits equal to nine months of his then current annual base salary, 75% of his annual target bonus at the then-current rate, and the monthly benefits premium under COBRA for nine months.

●	Termination in connection with a change in control. In the event of a qualifying termination, following a change in control (as defined in the severance agreement) of our Company, Mr. Lien would be entitled to receive severance benefits equal to 18 months of his then-current annual base salary, 150% of his annual target bonus at the then-current rate, and the monthly benefits premium under COBRA for 18 months. In addition, the shares underlying all unvested equity awards held by him or her immediately prior to such termination will become vested and exercisable in full.

Messrs. Kinnish’s and Walcott’s Severance and Change in Control Agreements provide as follows:

●	Term: Pursuant to its terms, each such agreement was effective on April 12, 2018 and terminates upon the earlier of April 12, 2021 or the date employment is terminated for a reason other than a “qualifying termination.” A “qualifying termination” is defined as (1) a “change in control qualifying termination”, or a separation occurring within three months preceding or 12 months following a change in control resulting from termination of the individual’s employment for any reason other than cause or the individual voluntarily resigning his employment for good reason; or (2) a separation that is not a “change in control qualifying termination” resulting from termination of the individual’s employment for any reason other than cause or the individual voluntarily resigning his employment for good reason.

●	Termination other than in connection with a change in control. In the event of a termination without cause other than in connection with a change in control, the executive would be entitled to receive severance benefits equal to six months of his then current annual base salary, 50% of the executive’s annual target bonus at the then-current rate, and the monthly benefits premium under COBRA for six months.

●	Termination in connection with a change in control. In the event of a qualifying termination, following a change in control (as defined in the severance agreement) of our Company, the executive would be entitled to receive severance benefits equal to 12 months of his then-current annual base salary, 100% of the executive’s annual target bonus at the then-current rate, and the monthly benefits premium under COBRA for 12 months. In addition, the shares underlying all unvested equity awards held by him immediately prior to such termination will become vested and exercisable in full.

We believe that these protections assisted us in attracting these individuals to join our Company. We also believe that these protections serve our executive retention objectives by helping the named executive officers maintain continued focus and dedication to his responsibilities to maximize stockholder value, including in the event that there is a potential transaction that could involve a change in control of our Company. The terms of these agreements were determined after review by our Board or the compensation committee, as applicable, of our retention goals for each executive officer.

The table below presents estimated payments and benefits that would have been provided to Messrs. Lien, Kinnish, and Walcott, assuming their respective qualifying terminations as of December 31, 2018. As a condition of receiving any severance benefits in connection with the change in control agreements, each named executive officer must execute a full waiver and release of all claims in our favor. In addition to the benefits described in the tables below, upon termination of employment each executive officer may be eligible for other benefits that are generally available to all salaried employees, such as life insurance, long-term disability, and 401(k) benefits.

	Chris Lien	Brad Kinnish	Wister Walcott
Termination after Change of Control:
Cash Severance(1)	$1,200,000	$412,000	$450,000
Post-termination COBRA Reimbursement(2)	45,783	8,560	—
Acceleration of Stock Options and RSUs(3)	—	56,891	238,950
Total	$1,245,783	$477,451	$638,950

Termination not in connection with Change of Control:
Cash Severance(4)	$600,000	$206,000	$225,000
Post-termination COBRA reimbursement(5)	22,892	4,280	—
Total	$622,892	$210,530	$225,000

(1)	Mr. Lien would receive 18 months of base salary and 150% of his annual target bonus; Messrs. Kinish and Walcott would receive 12 months of base salary and 100% of their respective target bonuses.

(2)	Mr. Lien would receive 18 months of COBRA benefits reimbursement and Mr. Kinnish would receive 12 months of COBRA benefits reimbursement. Mr. Walcott elected not to receive benefits from the Company that would be eligible for continuation under COBRA. As a result, Mr. Walcott would not be eligible for post-termination COBRA benefits reimbursement.

(3)	As of December 31, 2018, Mr. Kinnish held a stock option with 15,476 unvested shares subject to such option with an exercise price of $13.30 per share; Mr. Kinnish held a stock option with 51,771 unvested shares subject to such option with an exercise price of $7.40 per share; Mr. Walcott held a stock option with 13,006 unvested shares subject to such option with an exercise price of $17.15 per share. The exercise price of each of these stock options is greater than $5.31, the closing price of our common stock on The Nasdaq Global Market as of December 31, 2018. As of December 31, 2018, Mr. Kinnish had 10,714 unvested RSUs and Mr. Walcott had 45,000 unvested RSUs.

(4)	Mr. Lien would receive nine months of base salary and 75% of his annual target bonus; Messrs. Kinish and Walcott would receive six months of base salary and 50% of their respective target bonuses.

(5)	Mr. Lien would receive nine months of COBRA benefits reimbursement and Mr. Kinnish would receive six months of COBRA benefits reimbursement. Mr. Walcott elected not to receive benefits from the Company that would be eligible for continuation under COBRA. As a result, Mr. Walcott would not be eligible for post-termination COBRA benefits reimbursement.

In addition to the arrangements described above, upon a termination of employment Mr. Walcott is eligible to receive any benefits accrued under our broad-based benefit plans in accordance with those plans and policies.

Other Compensation Policies

Stock Ownership Guidelines

Currently, we have not implemented a policy regarding minimum stock ownership requirements for our executive officers, including the named executive officers.

Compensation Recovery Policy

Currently, we have not implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement. We intend to adopt a general compensation recovery (clawback) policy covering our annual and long-term incentive award plans and arrangements after the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Act.

Derivatives Trading and Hedging Policy

Our insider trading policy prohibits the use of puts, calls or shorts related to our shares by our directors, officers and employees.

Share Pledging Policy

Our insider trading policy provides that no employee, officer or director may purchase Company securities on margin, borrow against any account in which Company securities are held, or pledge Company securities as collateral for a loan.  Notwithstanding the foregoing, an employee who is not an officer or director may pledge Company securities as collateral for a loan (not including margin debt) if such employee can clearly demonstrate the financial capacity to repay the loan without resort to the pledged securities.  An employee who is not an officer or director wishing to pledge Company securities as collateral for a loan must: (i) submit a request for pre-clearance to our compliance officer at least two weeks prior to the proposed execution of documents evidencing the proposed pledge and (ii) provide evidence of the financial capacity to repay the loan without resort to the pledged securities. Our compliance officer, in his or her sole discretion, shall make the determination as to whether the necessary financial capacity has been demonstrated.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2018 were Mr. Hutchison and Mr. Leinwand through July 26, 2018, and Mr. Hutchison and Ms. Middleton thereafter. None of the members of our compensation committee in 2018 were at any time during 2018 or at any other time an officer or employee of the Company or any of its subsidiaries, and none had or has any relationships with the Company that are required to be disclosed under Item 404 of Regulation S-K, except as provided under the Related Party Transactions section below. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board or compensation committee during 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information as of December 31, 2018 with respect to compensation plans under which shares of our common stock may be issued. The category “Equity compensation plans approved by security holders” in the table below consists of the 2006 Equity Incentive Plan (the “2006 Plan”), 2013 Equity Incentive Plan (the “2013 Plan”) and 2013 Employee Stock Purchase Plan (the "2013 ESPP").

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units(#)		Weighted-average exercise price of outstanding options ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,270,169	(1)	29.58	(2)	1,049,220	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,270,169		29.58		1,049,220

(1)	Excludes purchase rights accruing under the 2013 ESPP.

(2)	The weighted average exercise price relates solely to shares subject to outstanding stock options, as shares subject to restricted stock units have no exercise price.

(3)	Consists of 153,499 shares that remain available for purchase under the 2013 ESPP and 895,721 shares of common stock that remain available for grant under the 2013 Plan. Any such shares of common stock that are subject to outstanding awards under the 2006 Plan that are issuable upon the exercise of options that expire or become unexercisable for any reason without having been exercised in full will be forfeited and will be available for future grant and issuance under the 2013 Plan. In addition, the number of shares reserved for issuance under our 2013 Plan will increase automatically on the first day of January of each of 2020 through 2023 by the number of shares equal to the lesser of 5% of the total outstanding shares of our common stock as of the immediately preceding December 31st and a number of shares approved by our Board. Similarly, the number of shares reserved for issuance under our 2013 ESPP will increase will increase automatically on the first day of January of each of 2020 through 2023 by the number of shares equal to the lesser of 1% of the total outstanding shares of our common stock as of the immediately preceding December 31st (rounded down to the nearest whole share) and a number of shares approved by our Board or our compensation committee.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 15, 2019, by:

●	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our current directors or director nominees;

●	each of our named executive officers during fiscal 2018; and

●	all of our directors, director nominees and executive officers as a group.

Percentage ownership of our common stock is based on 5,940,342 shares of our common stock outstanding on February 15, 2019. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options and restricted stock units that are currently exercisable or subject to settlement or that will become exercisable or subject to settlement within 60 days of February 15, 2019 to be outstanding and to be beneficially owned by the person or entity for the purpose of computing the percentage ownership of that person. We did not deem these as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the individuals and entities named below that owns 5% or more of our common stock is c/o Marin Software Incorporated, 123 Mission Street, 27th Floor, San Francisco, California 94105.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent Owned
Directors and Named Executive Officers
L. Gordon Crovitz(1)	53,819	*
Donald P. Hutchison(2)	88,205	1.5
Brian Kinion(3)	16,016	*
Bradley Kinnish(4)	43,988	*
Christopher Lien(5)	326,584	5.4
Daina Middleton(6)	36,888	*
Wister Walcott(7)	102,504	1.7
All officers and directors as a group (7 persons)(8)	666,004	10.8
5% or Greater Stockholders
Benchmark Capital Partners VI, L.P(9)	553,502	9.3
Entities affiliated with DAG Ventures(10)	543,024	9.1
ESW Capital, LLC(11)	579,000	9.7

*	Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

(1)	Consists of (a) 16,982 shares of our common stock and (b) 36,837 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 15, 2019.

(2)	Consists of (a) 37,011 shares of our common stock held directly by the Hutchison Family Trust, of which Mr. Hutchison is a co-trustee, (b) 7,028 shares of our common stock held by Glasgow Investments, LLC and (c) 44,166 shares of our common stock issuable to Mr. Hutchison upon exercise of stock options exercisable within 60 days of February 15, 2019. Mr. Hutchison is a managing member of Glasgow Investments, LLC and possesses the power to direct the voting and disposition of the shares held by Glasgow Investments, LLC and as such may be deemed to beneficially own the shares of our common stock held by Glasgow Investments, LLC.

(3)	Consists of 16,016 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 15, 2019.

(4)	Consists of (a) 1,936 shares of our common stock purchased through our 2013 ESPP, (b) 7,143 restricted stock units subject to vesting within 60 days of February 15, 2019, and (c) 36,473 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 15, 2019.

(5)	Consists of (a) 235,643 shares of our common stock held directly by the Lien Revocable Trust dated 7/8/2003, of which Mr. Lien is a co-trustee, (b) 3,658 shares of our common stock held individually by Mr. Lien, (c) 62,919 shares of our common stock issuable to Mr. Lien upon exercise of stock options exercisable within 60 days of February 15, 2019, (d) 12,182 shares of our common stock held by the Chris Lien 2013 Annuity Trust, and (e) 12,182 shares of our common stock held by the Rebecca Lien 2013 Annuity Trust.

(6)	Consists of 36,888 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 15, 2019.

(7)	Consists of (a) 70,033 shares of our common stock, (b) 21,221 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 15, 2019, and (c) 11,250 restricted stock units subject to vesting within 60 days of February 15, 2019.

(8)	Includes (a) 40,022 shares issuable upon exercise of stock options exercisable within 60 days of February 15, 2019, (b) 3,571 shares of our common stock subject to vesting of restricted stock unit awards within 60 days of February 15, 2019, and (c) 1,936 shares of our common stock purchased through our 2013 ESPP.

(9)	Based on information contained in a Schedule 13G/A filed with the SEC by Benchmark Capital on February 11, 2019. Consists of (a) 456,916 shares of our common stock held by Benchmark Capital Partners VI, L.P. (“BCP VI”) and (b) 28,576 shares of our common stock held by Benchmark Founders’ Fund VI, L.P. (“BFF VI”), (c) 18,754 shares held by Benchmark Founders’ Fund VI-B L.P. (“BFF VI-B”) and (d) 49,256 shares of our common stock held in nominee form for the benefit of persons associated with Benchmark Capital Management Co. VI, L.L.C. (“BCMC VI”). BCMC VI is the general partner of BCP VI, BFF VI and BFF VI-B and has sole voting and investment power over the shares. Certain individual members of BCMC VI, including Bruce W. Dunlevie, a member of our Board until February 2017, may be deemed to have shared voting and investment power over the shares held by BCP VI, BFF VI and BFF VI-B. The address for each Benchmark reporting entity is 2965 Woodside Road, Woodside, California 94062.

(10)	Based on information contained in a Schedule 13G filed with the SEC by DAG Ventures IV-QP, L.P. and its affiliates on February 11, 2014 and adjusted here for the 1-for-7 reverse stock split effectuated on October 5, 2017. Consists of 444,674 shares of our common stock held by DAG Ventures IV-QP, L.P. (“DAVG IV-QP”), (b) 51,356 shares of our common stock held by DAG Ventures IV-A, LLC (“DAG IV-A”) and (c) 46,994 shares of our common stock held by DAG Ventures IV, L.P. (“DAG IV”). DAG Ventures Management IV, LLC (“DAG IV LLC”) serves as the general partner of DAG IV-QP and DAG IV. As such, DAG IV LLC possesses power to direct the voting and disposition of the shares of our common stock owned by DAG IV-QP and DAG IV and may be deemed to have indirect beneficial ownership of the shares of our common stock held by DAG IV-QP and DAG IV. DAG IV LLC does not own any of our securities directly. R. Thomas Goodrich, John J. Caddo, Greg Williams, Young J. Chung and Nick Pianism are managing directors of DAG IV LLC and DAG IV-A and possess power to direct the voting and disposition of the shares owned by DAG IV-QP, DAG IV and DAG IV-A and may be deemed to have indirect beneficial ownership of the shares held by DAG IV-QP, DAG IV and DAG IV-A. The address for DAG IV-QP, DAG IV, DAG IV-A and DAG IV LLC is 251 Lytton Avenue, Suite 200, Palo Alto, CA 94301.

(11)	Based on information contained in a Schedule 13G filed with the SEC by ESW Capital, LLC (“ESW”) on December 28, 2018. ESW owns 579,000 shares. Joseph A. Liemandt is the sole voting member of ESW and may be deemed to have indirect beneficial ownership of the shares held by ESW. The address for ESW and Mr. Liemandt is 401 Congress Avenue, Suite 2650, Austin, TX 78701.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than compensation arrangements, including employment, termination of employment and severance and change in control arrangements, since January 1, 2018, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock, or any member of their immediate family had or will have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Parties

Our Board has adopted a written related person transactions policy. Under this policy, the audit committee reviews transactions that may be “related-person transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of the policy, a related person is a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed fiscal year, and their immediate family members. The audit committee has adopted a related party transactions policy to set forth the procedures for the identification, review, consideration and approval or ratification of these transactions.

Director Independence

Our Board has determined that all of the members of our Board during fiscal 2018, other than Mr. Lien, are independent as determined under applicable rules, regulations and listing standards of Nasdaq. All members of our audit committee, compensation committee and nominating and corporate governance committee must be independent directors under the applicable rules, regulations and listing standards of Nasdaq. Members of the audit committee must also satisfy a separate SEC independence requirement, which provides that they may not (i) accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their directors’ compensation (including in connection with such member’s service as a partner, member or principal of a law firm, accounting firm or investment banking firm that accepts consulting or advisory fees from the Company or any of its subsidiaries) or (ii) be an affiliated person of the Company or any of its subsidiaries. Members of the compensation committee also must satisfy a separate SEC independence requirement and a related Nasdaq listing standard relating to their affiliation with the Company and what advisory, consulting or other fees they may have received from us. Our Board has determined that all members of our audit committee, compensation committee and nominating and corporate governance committee are independent and all members of our audit committee satisfy the relevant SEC additional independence requirements for the members of such committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

We regularly review the services and fees from our independent registered public accounting firm. These services and fees are also reviewed with our audit committee annually.  On July 5, 2018, we appointed Grant Thornton LLP as our independent registered public accounting firm and thereby dismissed PricewaterhouseCoopers LLP as of that same date.

PricewaterhouseCoopers LLP audited our financial statements and provided various other services during fiscal 2017 and a portion of fiscal 2018. Grant Thornton audited our financial statements and provided various other services during fiscal 2018.  Our audit committee has determined that Grant Thornton LLP’s provision of these services, which are described below, does not impair Grant Thornton’s independence from the Company. During fiscal 2017 and fiscal 2018, fees for services provided by PricewaterhouseCoopers LLP and Grant Thornton were as follows:

Fees Billed to Marin	Fiscal 2017	Fiscal 2018
Audit fees(1)	$1,032,339	$982,500
Audit-related fees(2)	145,000	—
Tax fees(3)	73,500	75,200
Other fees(4)	3,900	3,900
Total fees	$1,231,200	$1,061,600

(1)	“Audit fees” include fees for audit services primarily related to the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statements; comfort letters, consents, and assistance with and review of documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

(2)	In fiscal 2017, “audit-related fees” included consulting services associated with Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) compliance scoping. We did not have any “audit-related fees” during fiscal 2018.

(3)	“Tax fees” include fees for tax compliance and advice, and encompass a variety of permissible tax services, including technical tax advice related to federal and state income tax matters, assistance with sales tax, and assistance with tax audits. In fiscal 2017, “tax fees” included Section 382 analysis related to the Company’s net operating losses. In fiscal 2018, “tax fees” included analysis related to the Company’s corporate tax structure.

(4)	In fiscal 2017 and 2018, “other fees” included licensing fees for accounting research and disclosure software.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

All of the services relating to the fees described in the table above were approved by our audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following financial statements are presented in response to Part II, Item 8, under the heading "Financial Statements and Supplementary Data":

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

The supplementary financial information required by Item 8 is included in Part II, Item 7 under the heading "Quarterly Results of Operations Data," which is incorporated herein by reference.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or the information is included in the accompanying consolidated financial statements or notes thereto.

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-35838	3.1	5/9/2013

3.2	Restated Bylaws.	10-Q	001-35838	3.2	5/9/2013

3.3	Certificate of Amendment to Certificate of Incorporation.	8-K	001-35838	3.1	10/5/2017

4.1	Form of Common Stock Certificate.	S-1/A	333-186669	4.1	3/15/2013

10.1	Form of Indemnification Agreement.	10-K	001-35838	10.1	3/1/2018

10.2#	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-186669	10.2	2/13/2013

10.3#	2013 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, and RSU award agreement.	S-1/A	333-186669	10.3	3/4/2013

10.4#	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-186669	10.4	3/4/2013

10.5	Master Services Agreement, dated as of August 3, 2009, by and between the Registrant and Switch Communications Group L.L.C.	S-1	333-186669	10.7	2/13/2013

10.6#	Form of Severance and Change in Control Agreement between the Registrant and each of the executive officers.	S-1/A	333-186669	10.9	3/11/2013

10.7#	Executive Bonus Compensation Plan.	10-K	001-35838	10.11	2/20/2015

10.9#	Description of Director Compensation Program.	10-K	001-35838	10.14	2/20/2015

10.11#	Transition and Separation Agreement, dated as of September 14, 2015, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.4	11/5/2015

10.12	Office Lease, dated as of January 7, 2011, by and between the Registrant and 123 Mission, LLC, as amended.	10-K	001-35838	10.16	2/23/2016

10.13#	Offer Letter, dated as of August 23, 2016, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.1	11/9/2016

10.14#	Offer Letter, dated March 17, 2017, by and between the Registrant and Bradley W. Kinnish.	8-K	001-35838	99.1	3/22/2017

10.15#	Letter Amendment to Offer Letter, dated June 26, 2017, by and between the Registrant and Bradley W. Kinnish.	10-Q	001-35838	10.1	8/10/2017

10.16†	Revenue Share Agreement, dated December 11, 2018, by and between the Registrant and Google LLC.					X

10.17#	Offer Letter, dated August 23, 2016, by and between the Registrant and Wister Walcott.					X

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated July 9, 2018.	8-K	001-35838	16.01	7/10/2018

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.					X

23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

#	Represents a management contract or compensatory plan.

†	Confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

None.

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Marin Software Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Marin Software Incorporated (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2018 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

San Jose, CA

March 14, 2019

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marin Software Incorporated

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Marin Software Incorporated and its subsidiaries (the "Company") as of December 31, 2017, and the related consolidated statements of comprehensive loss, of stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2018

We served as the Company's auditor from 2010 to 2018.

Marin Software Incorporated

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$10,210	$27,544
Restricted cash	1,293	1,293
Accounts receivable, net	12,906	12,237
Prepaid expenses and other current assets	4,642	3,989
Total current assets	29,051	45,063
Property and equipment, net	11,815	15,559
Goodwill	1,943	16,768
Intangible assets, net	1,938	4,475
Other non-current assets	2,045	1,504
Total assets	$46,792	$83,369
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,699	$2,826
Accrued expenses and other current liabilities	9,383	10,474
Capital lease obligations	1,249	1,416
Total current liabilities	13,331	14,716
Capital lease obligations, non-current	549	1,687
Other long-term liabilities	3,541	4,183
Total liabilities	17,421	20,586
Commitments and contingencies (Note 15)
Stockholders' equity
Convertible preferred stock, $0.001 par value - 10,000 shares authorized, no shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value - 142,857 shares authorized, 5,938 and 5,729 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	295,116	291,163
Accumulated deficit	(264,713)	(227,704)
Accumulated other comprehensive loss	(1,038)	(682)
Total stockholders' equity	29,371	62,783
Total liabilities and stockholders' equity	$46,792	$83,369

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues, net	$58,631	$74,991	$99,878
Cost of revenues	27,154	32,520	35,203
Gross profit	31,477	42,471	64,675
Operating expenses
Sales and marketing	23,425	26,936	32,889
Research and development	22,450	26,564	27,841
General and administrative	13,113	16,444	19,890
Impairment of goodwill	14,740	2,797	—
Total operating expenses	73,728	72,741	80,620
Loss from operations	(42,251)	(30,270)	(15,945)
Other income (expenses), net	1,593	(214)	869
Loss before provision for income taxes	(40,658)	(30,484)	(15,076)
Provision for income taxes	(586)	(1,007)	(1,404)
Net loss	(41,244)	(31,491)	(16,480)
Foreign currency translation adjustments	(356)	2,205	(1,110)
Comprehensive loss	$(41,600)	$(29,286)	$(17,590)
Net loss per share available to common stockholders, basic and diluted	$(7.13)	$(5.59)	$(3.01)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	5,783	5,638	5,474
Stock-based compensation is allocated as follows (Note 11):
Cost of revenues	$739	$822	$1,314
Sales and marketing	957	827	1,281
Research and development	1,398	1,996	4,989
General and administrative	877	1,059	2,711
Amortization of intangible assets is allocated as follows (Note 6):
Cost of revenues	$938	$971	$1,027
Sales and marketing	658	877	934
Research and development	938	969	1,027
General and administrative	3	33	92
Restructuring related expenses are allocated as follows (Note 4):
Cost of revenues	$176	$—	$184
Sales and marketing	827	—	348
Research and development	115	—	44
General and administrative	158	—	20

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2015	5,346	$5	$275,636	$(179,733)	$(1,777)	$94,131
Issuance of common stock from exercise of vested stock options, vesting of restricted stock units and vesting of options and shares subject to repurchase (Note 10)	87	1	569	—	—	570
Tax withholding related to vesting of restricted stock units	—	—	(362)	—	—	(362)
Issuance of common stock under employee stock purchase plan	42	—	548	—	—	548
Issuance of unrestricted common stock in connection with acquisition of SocialMoov S.A.S.	66	—	—	—	—	—
Stock-based compensation expense	—	—	10,295	—	—	10,295
Net loss	—	—	—	(16,480)	—	(16,480)
Foreign currency translation adjustments and other, net	—	—	6	—	(1,110)	(1,104)
Balances at December 31, 2016	5,541	6	286,692	(196,213)	(2,887)	87,598
Issuance of common stock from vesting of restricted stock units and vesting of options and shares subject to repurchase (Note 10)	79	—	11	—	—	11
Tax withholding related to vesting of restricted stock units	—	—	(604)	—	—	(604)
Issuance of common stock under employee stock purchase plan	43	—	362	—	—	362
Issuance of unrestricted common stock in connection with acquisition of SocialMoov S.A.S.	66	—	—	—	—	—
Stock-based compensation expense	—	—	4,704	—	—	4,704
Net loss	—	—	—	(31,491)	—	(31,491)
Foreign currency translation adjustments and other, net	—	—	(2)	—	2,205	2,203
Balances at December 31, 2017	5,729	6	291,163	(227,704)	(682)	62,783
Impact of adoption of ASC 606 on January 1, 2018 (Note 3)	—	—	—	4,235	—	4,235
Issuance of common stock from vesting of restricted stock units (Note 10)	123	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(327)	—	—	(327)
Issuance of common stock under employee stock purchase plan	86	—	305	—	—	305
Stock-based compensation expense	—	—	3,971	—	—	3,971
Net loss	—	—	—	(41,244)	—	(41,244)
Foreign currency translation adjustments and other, net	—	—	4	—	(356)	(352)
Balances at December 31, 2018	5,938	$6	$295,116	$(264,713)	$(1,038)	$29,371

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(41,244)	$(31,491)	$(16,480)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Impairment of goodwill	14,740	2,797	—
Depreciation	2,658	4,758	6,035
Amortization of internally developed software	3,774	3,669	2,988
Amortization of intangible assets	2,537	2,850	3,080
Amortization of deferred costs to obtain and fulfill contracts	2,045	—	—
Gain on disposal of property and equipment	(1)	(11)	(3)
Unrealized foreign currency (gains) losses	(118)	986	(419)
Non-cash interest expense related to debt agreements	—	15	27
Stock-based compensation related to equity awards and restricted stock	3,971	4,704	10,295
Provision for bad debts	48	1,507	2,328
Deferred income tax benefits	(398)	(358)	(305)
Payment of contingent consideration for prior acquisition	—	—	(93)
Changes in operating assets and liabilities
Accounts receivable	(668)	4,754	795
Prepaid expenses and other assets	(609)	(310)	200
Accounts payable	(97)	306	741
Accrued expenses and other liabilities	382	954	(3,108)
Net cash (used in) provided by operating activities	(12,980)	(4,870)	6,081
Investing activities
Purchases of property and equipment	(586)	(461)	(1,207)
Proceeds from disposal of property and equipment	8	11	5
Capitalization of internally developed software	(2,129)	(2,068)	(4,712)
Net cash used in investing activities	(2,707)	(2,518)	(5,914)
Financing activities
Repayments of capital lease obligations and other debt agreements	(1,304)	(1,160)	(1,436)
Employee taxes paid for withheld shares upon equity award settlement	(265)	(604)	(362)
Proceeds from exercises of common stock options	—	—	390
Proceeds from employee stock purchase plan, net	282	312	663
Net cash used in financing activities	(1,287)	(1,452)	(745)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(360)	1,964	(1,035)
Net decrease in cash and cash equivalents and restricted cash	(17,334)	(6,876)	(1,613)
Cash and cash equivalents and restricted cash
Beginning of year	28,837	35,713	37,326
End of year	$11,503	$28,837	$35,713
Supplemental disclosures of other cash flow information
Cash paid for interest	$153	$210	$189
Cash paid for income taxes	730	1,491	728
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock under employee stock purchase plan	$305	$362	$548
Purchases of property and equipment recorded in accounts payable and accrued expenses	10	30	5
Acquisition of equipment through capital leases	—	852	1,864

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Background

Marin Software Incorporated (the "Company") was incorporated in Delaware in March 2006. The Company provides enterprise marketing software for advertisers and agencies to integrate, align and amplify their digital advertising spend across the web and mobile devices. Offered as a unified software-as-a-service, or SaaS, advertising management platform for search, social, eCommerce and display advertising, the Company's goal is to help digital marketers convert precise audiences, improve financial performance make better decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: Austin, Chicago, Dublin, London, New York, Paris, Portland, Shanghai and Tokyo.

References to "2018," "2017" and "2016" shall mean the year ended December 31, 2018, the year ended December 31, 2017 and the year ended December 31, 2016, respectively. All amounts presented in these notes to the consolidated financial statements are in thousands, except where noted.

2. Summary of Significant Accounting Policies

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006 and management expects such losses to continue over the next several years. The Company experienced net losses of $41,244, $31,491 and $16,480 during 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company had an accumulated deficit of $264,713. The Company had cash, cash equivalents and restricted cash of $11,503 as of December 31, 2018. Management expects to incur additional losses and experience negative cash flows in the future. To continue to fund operations, including research and development, the Company will need to increase revenues, lower costs and/or raise additional capital. In January 2018, the Company initiated an organizational restructuring (see Note 4), which resulted in significant cost savings in 2018 and was designed to continue to result in significant cost savings in 2019. The Company believes that its cash, cash equivalents and restricted cash will provide sufficient funds for the Company to continue as a going concern for at least 12 months from the date of issuance of these consolidated financial statements. This determination is based on projections that are predicated on the Company achieving certain minimum levels of customers renewals and sales from its search, social, eCommerce and display advertising channels, as well as achieving a planned level of personnel costs as a result of natural headcount reductions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Reclassifications

When necessary, reclassifications have been made to prior period financial information to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Reverse Stock Split and Reduction in Authorized Shares

On October 5, 2017, the Company effected a reverse stock split of its outstanding common stock. As a result of the reverse stock split, each seven outstanding shares of the Company’s common stock was combined into one outstanding share of common stock, without any change in par value. In addition, the number of authorized shares of common stock was reduced from 500,000 shares to 142,857 shares. All share and per share amounts of the Company's common stock, as well as stock options and restricted stock units ("RSUs") included in the accompanying consolidated financial statements have been presented to give effect to the reverse stock split for all periods presented.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations and if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowances for doubtful accounts and customer revenue credits, the carrying value of long-lived assets (including goodwill and intangible assets), the useful lives of long-lived assets, the accounting for income taxes and stock-based compensation.

Certain Significant Risks and Uncertainties

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control that could have a material adverse effect on the Company’s business, operating results and financial condition. These risks include, among others, the Company’s history of losses and negative cash flows; the highly competitive environment in which the Company operates; the ability to maintain and increase usage rates of the Company’s platform and the ability for the Company to increase demand for its solutions.

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

As of December 31, 2018, accounts receivable from one long-term strategic agreement (see Note 3) accounted for 30% of the Company's total accounts receivable, net. As of December 31, 2017, no single customer accounted for 10% or more of accounts receivable, net. No single customer accounted for 10% or more of consolidated revenues, net during the years ended December 31, 2018, 2017 and 2016.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. Cash equivalents were $2,806 and $8,831 as of December 31, 2018 and 2017, respectively.

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

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. The following are changes in the allowance for doubtful accounts during 2018, 2017 and 2016, respectively.

	Years Ended December 31,
	2018	2017	2016
Balances at beginning of year	$4,028	$3,510	$2,188
Additions to expense	48	1,507	2,328
Write-offs and other deductions	(1,425)	(989)	(1,006)
Balances at end of year	$2,651	$4,028	$3,510

From time to time, the Company provides revenue credits to customers. These typically relate to customer disputes and billing adjustments and are recorded as a reduction of revenues, net. Reserves for these revenues credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 3) and are estimated based on historical credit activity. As of December 31, 2018 and 2017, the Company recorded an allowance for potential customer revenue credits in the amount of $353 and $799, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. For 2018, 2017 and 2016, the Company capitalized $2,129, $2,068, and $4,712 of costs related to internally developed software, respectively. Amortization of capitalized costs related to internally developed software was $3,774, $3,669, and $2,988 for 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, unamortized internally developed software costs, including construction in progress, totaled $6,972 and $8,617, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

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

Due to a sustained decline in the market capitalization of the Company's common stock during the nine months ended September 30, 2018, the Company performed an interim goodwill impairment test. The outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $14,740, which was recorded in the consolidated financial statements for the nine months ended September 30, 2018. Similarly, the Company performed an interim goodwill impairment test in the first half of 2017 due to a decline in the market capitalization of the Company's common stock, which resulted in a charge for the impairment of $2,797 for the year ended December 31, 2017. Refer to Note 6 for details of the Company's goodwill impairment tests.

In the fourth quarter of 2018, the market capitalization of the Company's common stock rose above the book value of the Company's net assets. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium and other operating conditions. Ultimately, no goodwill impairment was identified subsequent to September 30, 2018, including from the results of the Company’s annual goodwill impairment test in the fourth quarter of 2018.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, excluding goodwill, for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment loss is recognized only if the carrying value of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses during 2018, 2017 or 2016.

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

Revenue Recognition

The Company generates revenues principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, social, eCommerce and display advertising. The Company also generates revenues from strategic agreements with certain leading publishers. Under these strategic agreements, the Company receives consideration based on a percentage of the search advertising spend that customers manage on its platform. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

See Note 3 for further discussion on the Company's revenues.

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

Stock-Based Compensation Expense

Stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed on a straight-line basis over the requisite service period. RSUs are measured based on the fair market values of the underlying common stock on the dates of grant. Shares of common stock are issued on the vesting dates. Fair values of stock option awards are determined on the date of grant using the Black-Scholes option-pricing model. In applying this option-pricing model, the Company’s determination of the fair value of the stock option award on the date of grant is affected by the Company’s fair value of its common stock, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility, actual and projected stock option exercise behaviors and risk-free interest rate.

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

See Note 10 and Note 11 for further information.

Research and Development

Research and development costs are expensed as incurred, except for certain internal software development costs, which may be capitalized as noted above. Research and development costs consist of personnel costs,  including salaries, stock-based compensation expense, benefits and bonuses, as well as non-personnel costs such as professional fees payable to third-party development resources, amortization of intangible assets and allocated overhead costs.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss. Advertising and promotion expense totaled $494, $758, and $876 for 2018, 2017 and 2016, respectively.

Sales Taxes

Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and thus excluded from revenues.

Foreign Currency

For international subsidiaries whose functional currency is not the U.S. Dollar, we re-measure the monetary assets and liabilities of these subsidiaries to U.S. Dollars using rates of exchange in effect at the balance sheet date. Nonmonetary assets and liabilities are re-measured to U.S. Dollars using historical exchange rates, and other accounts are re-measured using average exchange rates in effect during each period presented. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets, and related periodic movements are summarized as a line item in the consolidated statements of comprehensive loss.

The Company records net gains and losses resulting from foreign exchange transactions as a component of other income (expenses), net. Aggregate foreign currency gains (losses) included in determining net loss were $205, $(1,029) and $(3) during 2018, 2017 and 2016, respectively.

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

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes changes to the liabilities that are considered appropriate. The Company would recognize interest and penalties related to uncertain tax positions as income tax expense, though such amounts were not material in 2018, 2017 or 2016. The Company does not expect that changes in the liability for uncertain tax positions for the next twelve months will have a material impact on the Company’s consolidated financial position or results of operations.

See Note 12 for information related to the enactment of the Tax Cuts and Jobs act in December 2017.

Recently Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), or Accounting Standards Codification 606 ("ASC 606"), which amended the existing accounting standards for revenue recognition. ASC 606 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective approach, which resulted in an adjustment to accumulated deficit for the cumulative effect of applying this standard to contracts in process as of the adoption date. The only material impact of the adoption of ASC 606 on the Company’s consolidated financial statements relates to the deferral of costs to both obtain and fulfill contracts, and the recognition of breakage revenues from customer advances. See Note 3 for further information on the adoption of ASC 606.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The Company adopted ASU 2017-09 on January 1, 2018, and it had no impact on the Company’s consolidated financial statements for the year ended December 31, 2018.

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will supersede the current lease guidance under ASC 840 and makes several changes such as requiring an entity to recognize a right-of-use asset and corresponding lease obligation on the balance sheet. ASU 2016-02 also requires enhanced disclosures of key information about leasing arrangements. This new standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, to clarify certain guidance in ASU 2016-02 and provide entities with an optional transition method to adopt the standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. The Company intends to adopt the new standard using the optional cumulative-effect adjustment method under ASU 2018-11 on January 1, 2019. While the evaluation of the effect of adopting this guidance on the Company's consolidated financial statements and related disclosures is ongoing, the Company expects all of its leases, including the operating leases disclosed in Note 15, will be subject to the new standard. The primary impact of this guidance is expected to be the inclusion of lease assets and lease liabilities on the consolidated balance sheet. The Company's preliminary calculation of the lease assets to be recognized upon initial adoption total between $15,500 and $16,500, and the preliminary calculation of the lease liabilities total between $17,500 and $18,500.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (see Note 12). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company does not believe that this ASU will have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 35-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements

3. Revenues

Adoption of ASC 606

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to all contracts as of that date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with prior revenue recognition accounting guidance.

The Company recorded a net reduction to opening accumulated deficit of $4,235, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to (1) the recognition of breakage revenues and (2) the deferral of incremental costs to both obtain and fulfill contracts. Refer to "ASC 606 Adoption Impact on Reported Results," below, for the impact of the adoption of ASC 606 on the Company’s consolidated financial statements.

Revenue Recognition

The Company generates its revenues principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, social, eCommerce and display advertising. It also generates a portion of its revenues from long-term strategic agreements with certain leading publishers. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Subscriptions

The Company's subscription contracts provide advertisers with access to the Company's advertising management platform. Advertisers do not have the right to take possession of the software supporting the services at any time. These contracts are generally one year or less in length. The subscription fee under most contracts consists of the greater of a minimum monthly platform fee or variable consideration based on the volume of advertising spend managed through the Company's platform at the contractual percentage of spend. The variable portion generally includes tiered pricing, whereby the percentage of spend charged decreases as the value of advertising spend increases. The tiered pricing resets monthly and is consistent throughout the contract term. The Company has concluded that this volume-based pricing approach does not constitute a future material right since the pricing tiers are consistent throughout the contract term and similar pricing is typically offered to similar classes of customers within the same geographical areas and markets. Certain subscription contracts consist of only a flat monthly platform fee. Subscription fees are generally invoiced on a monthly basis in arrears based on the actual amount of advertising spend managed on the platform. In certain limited circumstances the Company will invoice an advertiser in advance for the contractual minimum monthly platform fee for a defined future period, which is typically three to six months.

The Company's subscription services comprise a single stand-ready performance obligation satisfied over time as the advertiser simultaneously receives and consumes the benefit from the Company's performance. This performance obligation constitutes a series of services that are substantially the same and provided over time using the same measure of progress. Revenues derived from these arrangements are recognized over time using an output method based upon the passage of time as this provides a faithful depiction of the pattern of transfer of control. Fixed minimum monthly platform fees are recognized ratably over the contract term as the single performance obligation is satisfied. Variable fees are allocated to the distinct month of the series in which they are earned because the terms of the variable payments relate specifically to the outcome from transferring the distinct time increment (month) of service and because such amounts reflect the fees to which the Company expects to be entitled for providing access to the advertising management platform for that period, consistent with the allocation objective of ASC 606.

Strategic Agreements

The Company has entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, the Company receives consideration based on a percentage of the search advertising spend that its customers manage on its platform. These strategic agreements are generally billed on a quarterly basis.

The majority of the Company's strategic agreement revenue is concentrated to one revenue share agreement, executed with Google in December 2018, but with an effective date of October 1, 2018. Under this agreement, which constitutes a single performance obligation, the Company receives both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company's platform. The agreement requires the Company to reinvest a specified percentage of these revenue share payments to drive its search technology platform innovation. The performance obligation is satisfied over time ratably over the contractual term of two years, since Google simultaneously receives and consumes the benefit from the Company's performance, using an output method method based upon the passage of time, as this provides a faithful depiction of the pattern of transfer of control. The agreement carries a three-year term; however, the term after two years is cancellable by Google with no penalty if the Company does not meet certain financial metrics, and the Company evaluated the agreement as a two-year agreement with one optional renewal year.

The Company evaluates the total amount of variable revenue share payments expected to be earned from this agreement by using the expected value method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company's best judgment at the time. The Company includes estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the year ended December 31, 2018, the Company recognized $2,933 as revenues from this one revenue share agreement. As of December 31, 2018, the Company expects to recognize revenues totaling approximately $11,709 and $8,781 for the years ending December 31, 2019 and 2020, respectively, related to remaining performance obligations under the agreement.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Years Ended December 31,
	2018	2017(1)	2016(1)
United States of America	$40,907	$49,637	$69,220
United Kingdom	7,664	9,556	11,083
Other(2)	10,060	15,798	19,575
Total revenues, net	$58,631	$74,991	$99,878

(1) Revenues, net for the years ended December 31, 2017 and 2016 were not adjusted, as the Company adopted ASC 606 using the modified retrospective method.

(2) No individual country within the "Other" category accounted for 10% or more of revenues, net for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Years Ended December 31,
	2018	2017(1)	2016(1)
Subscriptions	$54,532	$73,453	$97,486
Strategic agreements	4,099	1,538	2,392
Total revenues, net	$58,631	$74,991	$99,878

(1) Revenues, net for the years ended December 31, 2017 and 2016 were not adjusted, as the Company adopted ASC 606 using the modified retrospective method.

Contract Balances

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any necessary allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balance of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of December 31, 2018 and 2017 is presented in the accompanying consolidated balance sheets. Included in the balance of accounts receivable, net as of December 31, 2018 was $3,867 related to the revenue share agreement executed with Google in December 2018.

Customer advances

The Company records advances from customers for cash payments that are received in advance of its performance of the underlying services. These services are contracted on a weekly basis and cash payments are generally received on a weekly basis at amounts that are at the discretion of the customers, based on established advertising budgets. The unused portion of these advances from customers is included within accruals and other current liabilities on the accompanying consolidated balance sheets.

Under the Company's terms of service, individual customer advances that are not used by, requested for or refunded to the customer for a period of 180 days become the property of the Company. The Company recognizes these advances from customers that have remained outstanding for this period of time as breakage revenues, as at that point the Company has received full consideration and has no remaining obligations to the customer. The Company recorded historical breakage revenues up to January 1, 2018 of $1,445 as an adjustment to opening accumulated deficit, resulting in a customer advances balance of $558 as of January 1, 2018. That entire balance was recognized as revenue for the year ended December 31, 2018, and customer advances totaled $432 as of December 31, 2018. The Company recognized $213 of breakage revenues for the year ended December 31, 2018.

Deferred Strategic Agreement Revenues

Due to the timing of revenue recognition on the Company's long-term strategic agreement with Google, the contractual billings exceed revenue recognized to date, resulting in a contract liability. As of December 31, 2018, the Company recorded deferred strategic agreement revenues of $934 within accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

Costs to Obtain and Fulfill Contracts

The Company capitalizes certain contract acquisition costs, consisting primarily of commissions paid and the related payroll taxes that are incremental to obtaining customer contracts, when customer contracts are signed ("deferred costs to obtain contracts").

The Company also capitalizes certain contract fulfillment costs, consisting primarily of on-boarding and integration services for new and existing customers performed by the Company’s professional services team. The professional services payroll and the related fringe benefits that are directly related to fulfilling customer contracts are capitalized ("deferred costs to fulfill contracts").

The deferred costs to obtain and fulfill contracts are amortized based on the expected period of benefit, which the Company determined to be three years. This period of benefit was determined by taking into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred sales commissions and deferred contract fulfillment costs is included in sales and marketing expense and cost of sales, respectively, on the accompanying consolidated statements of operations.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the year ended December 31, 2018 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at January 1, 2018, as adjusted for adoption of ASC 606	$1,760	$880
Costs deferred	1,094	330
Amortization	(1,441)	(604)
Balances at December 31, 2018	$1,413	$606

ASC 606 Adoption Impact on Reported Results

The following table reflects the accounts impacted by the adoption of ASC 606 on the Company’s consolidated balance sheet at December 31, 2018:

	December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$4,642	$3,482	$1,160
Other non-current assets	2,045	1,186	859
Liabilities
Accrued expenses and other current liabilities	$9,383	$12,125	$(2,742)
Stockholders' equity
Accumulated deficit	$(264,713)	$(267,456)	$2,743

The following tables reflects the impact of the adoption of ASC 606 on the Company’s consolidated statement of operations for the year ended December 31, 2018:

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues, net	$58,631	$59,352	$(721)
Cost of revenues	27,154	26,880	274
Gross profit	31,477	32,472	(995)
Operating expenses
Sales and marketing	23,425	23,078	347
Research and development	22,450	22,450	—
General and administrative	13,113	13,113	—
Impairment of goodwill	14,740	14,740	—
Total operating expenses	73,728	73,381	347
Loss from operations	(42,251)	(40,909)	(1,342)
Other income, net	1,593	1,593	—
Loss before provision for income taxes	(40,658)	(39,316)	(1,342)
Provision for income taxes	(586)	(586)	—
Net loss	$(41,244)	$(39,902)	$(1,342)
Net loss per share available to common stockholders, basic and diluted	$(7.13)	$(6.90)	$(0.23)

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations on its subscription contracts and its long-term strategic agreements, other than the revenue share agreement with Google, since its contracts generally have an original expected term of one year or less.

4. Restructuring Activities

2018 Restructuring Plan

On January 24, 2018, the Company initiated an organizational restructuring plan (the "2018 Restructuring Plan") designed to reduce operating expenses in response to declines in revenues and to better align the Company’s efforts to return to growth. The 2018 Restructuring Plan included a headcount reduction of approximately 13% of the Company’s workforce, the closure of certain leased facilities and the consolidation of space in the Company’s San Francisco headquarters. Actions pursuant to the 2018 Restructuring Plan were substantially completed as of December 31, 2018, and further associated costs are not expected to be material in future periods. The Company initiated certain other organizational restructuring plans during 2018 which also aimed to reduce operating expenses and primarily consisted of headcount reductions. For the year ended December 31, 2018, the Company recorded $1,276 of restructuring related expenses in connection with the 2018 Restructuring Plan, as well as other organizational restructuring plans, in the accompanying consolidated statements of operations. No associated costs remained unpaid as of December 31, 2018.

2016 Restructuring Plan

During 2016, the Company executed an organizational restructuring (the "2016 Restructuring Plan") primarily to improve cost efficiencies and effectiveness in sales. The Company recorded $596 of restructuring related expenses in connection with the 2016 Restructuring Plan for the year ended December 31, 2016. Actions pursuant to the 2016 Restructuring Plan were complete as of December 31, 2016, and there were no associated costs during the years ended December 31, 2018 and 2017.

5. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		December 31,
	Estimated Useful Life	2018	2017
Computer equipment	3 to 4 years	$27,781	$29,938
Software, including internally developed software	3 years	25,518	23,389
Leasehold improvements	Shorter of useful life or lease term	4,778	4,617
Office equipment, furniture and fixtures	3 to 5 years	2,140	2,127
Total property and equipment		60,217	60,071
Less: Accumulated depreciation and amortization		(48,402)	(44,512)
Property and equipment, net		$11,815	$15,559

Depreciation and amortization of internally developed software for 2018, 2017 and 2016 was $6,432, $8,427, and $9,023, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2018	2017
Accrued salary and payroll-related expenses	$3,695	$4,372
Deferred strategic agreement revenues (Note 3)	934	—
Income taxes payable	883	142
Accrued liabilities	866	2,161
Advanced billings	859	459
Deferred rent	538	475
Customer advances (Note 3)	432	2,003
Sales and use tax payable	244	341
Other	932	521
Total accrued expenses and other current liabilities	$9,383	$10,474

6. Goodwill and Intangible Assets

The goodwill balance as of December 31, 2018 of $1,943 is the result of prior business acquisitions. Due to a continued stock price decline, the Company’s market capitalization decreased to a value below the net book value of the Company’s net assets during the nine months ended September 30, 2018, triggering the Company to perform an interim goodwill impairment test at that time. The Company measures goodwill impairment as the amount by which the carrying amount of a reporting unit exceeds its fair value.

For the purposes of the goodwill impairment test performed on September 30, 2018, the Company estimated the fair value of its sole reporting unit using the market approach. Under the market approach, the Company utilized an average market capitalization of its fully diluted common stock during the month prior to and subsequent to September 30, 2018, and applied an estimated control premium based on an analysis of control premiums paid in recent acquisitions of companies in the same or similar industries as the Company. Because the significant inputs used in this analysis are readily available from public markets or can be derived from observable market transactions, they have been classified as level 2 within the fair value hierarchy (Note 7). Based on this analysis, the Company determined that the carrying value of its sole reporting unit exceeded its fair value by $14,740, which has been recorded as an impairment of goodwill in the consolidated financial statements for the year ended December 31, 2018, in the third quarter.

Similarly, there was a sustained decline in the Company's stock price in the six months ended June 30, 2017, triggering the Company to perform an interim goodwill impairment test at that time. Using the market approach, the Company utilized the average market capitalization of its fully diluted common stock during the month prior to and subsequent to June 30, 2017, and applied an estimated control premium based on an analysis of control premiums paid in recent acquisitions of companies in the same or similar industries as the Company. The inputs used in this analysis have also been classified as level 2 within the fair value hierarchy. Based on this analysis, the Company determined that the carrying value of its sole reporting unit exceeded its fair value by $2,797, which was recorded as an impairment of goodwill in the consolidated financial statements for the year ended December 31, 2017, in the second quarter.

No goodwill impairment was identified during the three months ended December 31, 2018, including as a result of the Company’s annual goodwill impairment test in the fourth quarter.

The goodwill activity for the year ended December 31, 2018 consisted of the following:

Balance at December 31, 2017	$16,768
Impairment	(14,740)
Foreign currency translation adjustments	(85)
Balance at December 31, 2018	$1,943

Intangible assets consisted of the following as of the dates presented:

		December 31,
	Estimated Useful Life	2018	2017
Developed technology	5 to 6 years	$9,910	$9,910
Customer relationships	4 years	2,080	3,370
Tradename	3 years	—	1,390
Total intangible assets		11,990	14,670
Less: accumulated amortization		(10,052)	(10,195)
Intangible assets, net		$1,938	$4,475

Amortization expense for 2018, 2017 and 2016 was $2,537, $2,850, and $3,080.

Future estimated amortization of intangible assets as of December 31, 2018 is presented below:

Year ending December 31, 2019	$1,843
Year ending December 31, 2020	95
Total	$1,938

7. Fair Value Measurements

Account balances measured at fair value on a recurring basis include the following as of the dates presented:

	December 31,
	2018			2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$2,806	$—	$—	$8,831	$—	$—

The Company’s cash equivalents as of December 31, 2018 and 2017 consisted of money market funds that are classified as level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2018 and 2017.

8. Capital Lease Obligations

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

As of December 31, 2018 and 2017, the net book value of the computer equipment under all capital leases was $2,003 and $2,861, respectively, and the remaining principal balance payable was $1,798 and $3,103, respectively. The capital leases are collateralized by the underlying computer equipment.

Future minimum capital lease payments as of December 31, 2018 are as follows:

Year Ending
December 31, 2019	$1,324
December 31, 2020	552
December 31, 2021	11
Total	1,887
Less: Amount representing interest	(89)
Present value of capital lease obligations	1,798
Less: Current portion of capital lease obligations	(1,249)
Non-current portion of capital lease obligations	$549

In connection with its non-cancelable lease for its corporate headquarters in San Francisco, the Company maintains a standby letter of credit agreement for $1,293 with Silicon Valley Bank. The Company is required to separately restrict from use $1,293 in cash held at Silicon Valley Bank to secure this letter of credit. This balance has been classified as restricted cash on the consolidated balance sheets.

9. Common Stock

As of December 31, 2018 and 2017, the Company’s amended certificate of incorporation authorizes the issuance of 142,857 shares of $0.001 par value common stock, and 10,000 shares of $0.001 par value convertible preferred stock. Reserved shares of common stock are as follows for the dates presented:

	December 31,
	2018	2017
Options or RSUs available for future grant under stock option plans	896	999
Options outstanding under stock option plans	436	436
RSUs outstanding under stock option plans	834	568
Shares available for future issuance under employee stock purchase plan	153	182
Total	2,319	2,185

10. Equity Award Plans

In April 2006, the Company’s Board of Directors (the "Board") adopted and the stockholders approved the 2006 Stock Option Plan ("2006 Plan"), which provided for the grant of incentive and non-statutory stock options. In February 2013, the Board adopted and the stockholders approved the 2013 Equity Incentive Plan ("2013 Plan"), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each of the first 10 calendar years through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 297 shares of common stock on January 1, 2019.

Stock Options

Under the 2006 Plan and the 2013 Plan, the term of options granted may not exceed ten years. Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's service relationship with the Company, or any of its affiliates, ceases for any reason other than disability or death, the optionee may exercise the vested portion of any options for three months after the date of such termination. If an optionee's service relationship with the Company, or any of its affiliates, ceases due to disability or death (or an optionee dies within a certain period following cessation of service), the optionee or a beneficiary may exercise any vested options for a period of 12 months. In no event, however, may an option be exercised beyond the expiration of its term.

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	851	$53.06	7.85	$957
Options granted	172	18.62	6.82
Options exercised	(38)	10.36	—
Options forfeited and cancelled	(449)	54.53	—
Balance at December 31, 2016	536	$43.83	7.48	$194
Options granted	79	11.66	9.35
Options forfeited and cancelled	(179)	44.82	—
Balance at December 31, 2017	436	$37.60	7.04	$65
Options granted	122	7.06	7.93
Options forfeited and cancelled	(122)	37.55	—
Balance at December 31, 2018	436	$29.01	6.79	$—
Options exercisable as of December 31, 2018	289	38.65	5.76	—
Options vested as of December 31, 2018	289	38.64	5.76	—
Options vested and expected to vest as of December 31, 2018	423	29.58	6.73	—

The intrinsic value of options exercised during 2016 was $328. The total estimated fair value of options vested during 2018, 2017 and 2016 was $778, $1,451, and $5,424, respectively.

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2015	175	$65.52
RSUs granted	446	18.76
RSUs vested	(30)	50.33
RSUs cancelled	(162)	30.80
Granted and unvested at December 31, 2016	429	$21.48
RSUs granted	405	10.56
RSUs vested	(78)	21.29
RSUs cancelled and withheld to cover taxes	(188)	19.97
Granted and unvested at December 31, 2017	568	$14.22
RSUs granted	709	6.34
RSUs vested	(123)	14.87
RSUs cancelled and withheld to cover taxes	(320)	12.75
Granted and unvested at December 31, 2018	834	$7.99

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan ("2013 ESPP"), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP provides generally for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each of the first 10 calendar years following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of the immediately preceding December 31, but not to exceed 100 shares. Pursuant to the terms of the 2013 ESPP, the shares available for issuance increased by approximately 59 shares on January 1, 2019. During 2018 and 2017, 86 and 43 shares, respectively, were issued under the 2013 ESPP.

11. Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $3,971, $4,704 and $10,295 for 2018, 2017 and 2016, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions for its Black-Scholes option-pricing model for the periods presented:

	Years Ended December 31,
	2018	2017	2016
Dividend yield	—	—	—
Expected volatility	55.9%	47.3%	47.5%
Risk-free interest rate	2.54%	2.03%	1.38%
Expected life of options (in years)	4.00	6.25	6.25
Weighted-average grant-date fair value	$3.20	$5.61	$8.82
Weighted-average grant-date exercise price	$7.06	$11.66	$18.62

Starting in 2018, the Company began estimating the expected volatility of its common stock and expected life of its stock options based on its own historical experience. The expected volatility reflects the actual historical volatility of the price of the Company's common stock since it began trading publicly in March 2013. The expected life represents the period of time that stock options are expected to be outstanding, based on historical exercise and employee departure behavior. Prior to 2018, the Company estimated its expected volatility using the historical stock volatilities of similar publicly-traded companies, and estimated the expected life based on the simplified method. The Company has no history or expectation of paying cash dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of grant.

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

There were no exercises of stock options in 2018 and 2017. Cash proceeds from the exercise of stock options were $390 in 2016. As of December 31, 2018 and 2017, there was $518 and $934, respectively, of unrecognized compensation cost, adjusted for estimated forfeitures, related to options, which is expected to be recognized over a weighted-average period of 1.8 and 1.6 years, respectively.

RSUs

As of December 31, 2018 and 2017, there was $4,852 and $6,428, respectively, of unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.5 and 2.1 years, respectively. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

Employee Stock Purchase Plan

The Company estimates the fair value of purchase rights under the 2013 ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the 2013 ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with assumptions substantially similar to those used for the valuation of stock option awards, with the exception of the expected life, which was determined to be six months. This is consistent with the purchase periods under the 2013 ESPP.

12. Income Taxes

The components of the Company’s loss before provision for income taxes were as follows:

	Years Ended December 31,
	2018	2017	2016
United States of America	$(25,375)	$(15,740)	$(7,595)
International	(15,283)	(14,744)	(7,481)
Loss before provision for income taxes	$(40,658)	$(30,484)	$(15,076)

The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2018	2017	2016
Current income tax provision
Federal	$—	$—	$—
State	44	64	58
Foreign	940	1,301	1,708
Total current income tax provision	984	1,365	1,766
Deferred income tax benefit
Federal	—	—	—
State	—	—	—
Foreign	(398)	(358)	(362)
Total deferred income tax benefit	(398)	(358)	(362)
Provision for income taxes	$586	$1,007	$1,404

The differences in the total provision for income taxes that would result from applying the 21% federal statutory rate in 2018, and the 34% federal statutory rate in 2017 and 2016, to the loss before provision for income taxes and the reported provision for income taxes were as follows:

	Years Ended December 31,
	2018	2017	2016
Tax benefit at U.S. statutory rate	$(8,538)	$(10,365)	$(5,126)
Foreign income and withholding taxes	4,247	5,578	4,317
Other permanent differences	3,807	974	—
State income taxes, net of federal benefit	(1,766)	(2,858)	(147)
Change in valuation allowance	1,402	(8,158)	155
Stock-based compensation	847	1,085	2,231
Research and development credits	(822)	(382)	(736)
Provision to return adjustments	658	153	(484)
Uncertain tax positions	224	1,995	1,146
Impact of change to U.S. statutory rate from Tax Cuts and Jobs Act	—	14,302	—
Recognition of tax windfalls related to stock-based compensation	—	(1,291)	—
Other	527	(26)	48
Provision for income taxes	$586	$1,007	$1,404

Major components of the Company’s deferred tax assets (liabilities) as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Net operating loss	$27,192	$25,002
Research and development credits	9,308	8,757
Stock-based compensation	2,519	2,796
Accruals and reserves	513	1,656
Property and equipment and intangible assets	(342)	(710)
Other	3,272	3,161
Net deferred tax assets	42,462	40,662
Valuation allowance	(42,626)	(41,224)
Total non-current net deferred tax liabilities, net of valuation allowance	$(164)	$(562)

The Tax Reform Act of 1986, as amended, imposes restrictions on the utilization of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a corporation. Utilization of a domestic net operation loss or tax credit carryforward may be subject to a substantial limitation due to ownership changes that may have occurred or that could occur in the future, as required by Internal Revenue Code Section 382 ("IRC Section 382"), as well as similar state provisions. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under IRC Section 382. Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company last assessed the application of IRC Section 382 during the fourth quarter of 2017 and concluded that no such limitation currently applies. These conclusions are monitored in future periods as circumstances dictate, such as significant changes in the Company's stock ownership. In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $117,816 and $98,993, respectively. The federal net operating loss carryforward will begin expiring in 2026 and the state net operating loss carryforward will begin expiring in 2022. As of December 31, 2018, the Company had federal and state research and development credits of approximately $6,328 and $7,084, respectively. The federal research and development credits will begin expiring in 2026. The state research and development credits are not currently subject to expiration.

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2018 and 2017 (except for the deferred income tax assets associated with certain of the Company’s foreign subsidiaries). The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred income tax assets will not be realized (except for those associated with certain of the Company's foreign subsidiaries). The valuation allowance increased by $1,402 for the year ended December 31, 2018, decreased by $8,158 for the year ended December 31, 2017 and increased by $469 for the year ended December 31, 2016.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. These audits include questioning the timing and amount of deduction, the nexus of income among various tax jurisdictions and compliance with state, local and foreign tax laws. The Company is not currently under any examination by any federal, state or foreign tax authorities. Because of net operating loss and credit carryforwards, all of the Company’s tax years dating to inception in 2006 remain open to examination.

Uncertain Tax Positions

As of December 31, 2018 and 2017, the Company had uncertain tax positions of $1,203 and $1,610, respectively, that if recognized would impact the annual effective tax rate. During 2018, 2017 and 2016, the Company did not have any material interest or penalties related to uncertain tax positions. The aggregate changes in the balance of gross uncertain tax positions were as follows:

Ending balance as of December 31, 2015	$7,558
Decrease in balances related to tax positions taken during the current period	(2)
Increase in balances related to tax positions taken during the prior period	1,240
Ending balance as of December 31, 2016	8,796
Increase in balances related to tax positions taken during the current period	1,738
Decrease in balances related to tax positions taken during the prior period	(9)
Decrease in balances due to change in United States statutory rate	(2,101)
Ending balance as of December 31, 2017	8,424
Increase in balances related to tax positions taken during the current period	778
Decrease in balances related to tax positions taken during the prior period	(812)
Ending balance as of December 31, 2018	$8,390

The Company does not anticipate that the amount of uncertain tax positions relating to tax positions existing at December 31, 2018 will materially increase or decrease within the next twelve months.

The Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("TCJA"), which instituted fundamental changes to the taxation of multinational corporations, including, but not limited to: (1) a reduction of the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017; (2) the creation of new minimum taxes such as the base erosion anti-abuse tax ("BEAT") and Global Intangible Low Taxed Income ("GILTI") tax and (3) the transition of international taxation from a worldwide tax system to a modified territorial system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. ("Transition Tax"). As a result of the reduced corporate income tax rate, the Company re-measured its deferred tax assets and liabilities and reduced them by $18,696 and $4,394, respectively, with a corresponding net adjustment to the valuation allowance of $14,302 for the year ended December 31, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting. The Company completed its analysis of the TCJA's income tax effects during the year ended December 31, 2018. In accordance with SAB 118, the TCJA-related income tax effects that were initially reported as provisional estimates were refined as additional analysis was performed. The impact of completing the analysis of the effects of the TCJA did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2018.

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

In addition, the TCJA imposes a U.S. tax on GILTI that is earned by certain foreign subsidiaries, and requires U.S. corporations to elect an accounting policy to either recognize GILTI as a current period expense when incurred or to record deferred taxes for the temporary basis differences expected to reverse in the future as GILTI. The Company did not incur income tax associated with GILTI for the year ended December 31, 2018, but elected to recognize GILTI tax as a period cost in the future, as applicable.

The Transition Tax is imposed on previously untaxed historical earnings and profits of foreign subsidiaries. Based on an evaluation of the Company’s operations, no repatriation tax charge was assessed on its U.S. income tax return for the year ended December 31, 2017 due to negative earnings and profits in the Company’s foreign subsidiaries.

13. Net Loss Per Share Available to Common Stockholders

Basic net loss of common stock is calculated by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock excludes those shares subject to repurchase related to stock options or restricted stock that were exercised or issued, respectively, prior to vesting, as those shares are not deemed to be outstanding for accounting purposes until they vest. Diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Basic and diluted net loss per share was the same for all periods presented, as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net loss available to common stockholders	$(41,244)	$(31,491)	$(16,480)
Denominator:
Weighted average number of shares, basic and diluted	5,783	5,638	5,474
Net loss per share available to common stockholders:
Basic and diluted net loss per common share available to common stockholders	$(7.13)	$(5.59)	$(3.01)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2018	2017	2016
Options to purchase common stock	436	436	536
RSUs	834	568	429
Common stock subject to repurchase	—	—	1
Total	1,270	1,004	966

14. Segment Reporting

The Company defines the term "chief operating decision maker" to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reportable and operating segment.

See Note 3 for the Company's revenues by geographic area, based on the billing location of the customer, and by service for the periods presented. Long-lived assets, excluding goodwill and intangible assets, by geographic area, were as follows for the periods presented:

	December 31,
	2018	2017
United States of America	$11,483	$15,069
International	332	490
Total long-lived assets, net	$11,815	$15,559

15. Commitments and Contingencies

Operating Leases

Rent expense for 2018, 2017 and 20156 was $8,420, $8,519, and $8,760, respectively.

The Company has leased office space in San Francisco, Austin, Chicago, Dublin, London, New York, Paris, Portland, Shanghai and Tokyo under non-cancelable operating leases, which expire between 2019 and 2024. Additionally, the Company leases the space utilized for data center operations.

The Company also maintains sublease agreements with for portions of its San Francisco and Portland office spaces. In August 2018, the Company entered into agreements to (a) extend its existing sublease for a portion of its San Francisco office space through July 2022, and (b) sublease an additional 14,380 square feet of its San Francisco office space to an unrelated third party through July 2020, with a subtenant option to extend the sublease through July 2022. The Company's sublease for its Portland office space is with an unrelated third party and expires in May 2020. Income from these sublease agreements is included in other income (expenses) on the consolidated statements of comprehensive loss. Sublease income for the years ended December 31, 2018, 2017 and 2016 was $1,463, $1,096 and $753, respectively.

Future minimum lease payments for significant non-cancelable operating leases and the related sublease income as of December 31, 2018 were as follows:

Year Ending	Operating Lease Expense	Operating Sublease Income
December 31, 2019	$8,239	$2,249
December 31, 2020	3,691	1,768
December 31, 2021	3,427	1,105
December 31, 2022	2,194	616
December 31, 2023	362	—
Thereafter	90	—
Total	$18,003	$5,738

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2018 and 2017.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2018 and 2017.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees in the United States. The Board determines contributions made by the Company annually. The Company made no contributions under this plan for 2018, 2017 and 2016.

The Company also sponsors a statutorily required defined contribution pension plan covering all employees in the United Kingdom. The Company made contributions to this plan of $87, $75 and $85 during the years ended December 31, 2018, 2017 and 2016, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Christopher A. Lien	Chief Executive Officer and Director	March 14, 2019
Christopher A. Lien	(Principal Executive Officer)

/s/ Bradley W. Kinnish	Chief Financial Officer	March 14, 2019
Bradley W. Kinnish	(Principal Financial and Accounting Officer)

/s/ Brian Kinion	Director	March 14, 2019
Brian Kinion

/s/ L. Gordon Crovitz	Director	March 14, 2019
L. Gordon Crovitz

/s/ Donald Hutchison	Director	March 14, 2019
Donald Hutchison

/s/ Daina Middleton	Director	March 14, 2019
Daina Middleton