Form 10-Q
period 2019-03-31
MARIN SOFTWARE INC
filed 2019-05-10
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35838

Marin Software Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4647180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

123 Mission Street, 27th Floor, San Francisco, CA	94105
(Address of Principal Executive Offices)	(Zip Code)

(415) 399-2580

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	MRIN	The Nasdaq Global Market

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

As of May 7, 2019, the registrant had 6,009,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At March 31,	At December 31,
	2019	2018*
Assets
Current assets
Cash and cash equivalents	$7,464	$10,210
Restricted cash	1,402	1,293
Accounts receivable, net	10,535	12,906
Prepaid expenses and other current assets	5,050	4,642
Total current assets	24,451	29,051
Property and equipment, net	11,025	11,815
Right-of-use assets, operating leases	11,787	—
Goodwill	1,911	1,943
Intangible assets, net	1,406	1,938
Other non-current assets	1,946	2,045
Total assets	$52,526	$46,792
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,300	$2,699
Accrued expenses and other current liabilities	8,966	10,632
Operating lease liabilities	6,335	—
Total current liabilities	17,601	13,331
Operating lease liabilities, non-current	7,106	—
Other long-term liabilities	2,496	4,090
Total liabilities	27,203	17,421
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value - 142,857 shares authorized, 5,954 and 5,938 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	295,745	295,116
Accumulated deficit	(269,319)	(264,713)
Accumulated other comprehensive loss	(1,109)	(1,038)
Total stockholders’ equity	25,323	29,371
Total liabilities and stockholders’ equity	$52,526	$46,792

*	Derived from the Company’s audited consolidated financial statements as of December 31, 2018.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues, net	$13,448	$15,402
Cost of revenues	5,811	7,572
Gross profit	7,637	7,830
Operating expenses
Sales and marketing	4,634	7,381
Research and development	4,895	6,155
General and administrative	3,221	3,377
Total operating expenses	12,750	16,913
Loss from operations	(5,113)	(9,083)
Other income, net	540	295
Loss before provision for income taxes	(4,573)	(8,788)
Provision for income taxes	33	324
Net loss	(4,606)	(9,112)
Foreign currency translation adjustments	(71)	444
Comprehensive loss	$(4,677)	$(8,668)
Net loss per share available to common stockholders, basic and diluted (Note 12)	$(0.77)	$(1.59)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	5,945	5,736
Stock-based compensation expense is allocated as follows (Note 9):
Cost of revenues	$125	$204
Sales and marketing	180	240
Research and development	281	339
General and administrative	99	245
Amortization of intangible assets is allocated as follows (Note 4):
Cost of revenues	$234	$237
Sales and marketing	64	213
Research and development	234	237
General and administrative	—	3
Restructuring related expenses are allocated as follows (Note 5):
Cost of revenues	$6	$139
Sales and marketing	157	497
Research and development	—	115
General and administrative	—	111

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2018
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2017	5,729	$6	$291,163	$(227,704)	$(682)	$62,783
Impact of adoption of Accounting Standards Codification 606 on January 1, 2018	—	—	—	4,235	—	4,235
Issuance of common stock from vesting of restricted stock units	19	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(96)	—	—	(96)
Stock-based compensation expense	—	—	1,028	—	—	1,028
Net loss	—	—	—	(9,112)	—	(9,112)
Foreign currency translation adjustments and other	—	—	4	—	444	448
Balances at March 31, 2018	5,748	$6	$292,099	$(232,581)	$(238)	$59,286

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2018	5,938	$6	$295,116	$(264,713)	$(1,038)	$29,371
Issuance of common stock from vesting of restricted stock units (Note 7)	16	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(56)	—	—	(56)
Stock-based compensation expense	—	—	685	—	—	685
Net loss	—	—	—	(4,606)	—	(4,606)
Foreign currency translation adjustments	—	—	—	—	(71)	(71)
Balances at March 31, 2019	5,954	$6	$295,745	$(269,319)	$(1,109)	$25,323

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(4,606)	$(9,112)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	499	798
Amortization of internally developed software	750	957
Amortization of intangible assets	532	690
Loss on disposals of property and equipment and right-of-use assets	14	—
Amortization of deferred costs to obtain and fulfill contracts	364	605
Unrealized foreign currency (gains) losses	(11)	24
Stock-based compensation related to equity awards and restricted stock	685	1,028
Provision for (recovery from) bad debts	180	(214)
Net change in operating leases	(116)	—
Changes in operating assets and liabilities
Accounts receivable	2,175	1,451
Prepaid expenses and other assets	(679)	(482)
Accounts payable	(424)	(48)
Accrued expenses and other liabilities	(1,079)	(620)
Net cash used in operating activities	(1,716)	(4,923)
Investing activities
Purchases of property and equipment	(46)	(98)
Capitalization of internally developed software	(482)	(693)
Net cash used in investing activities	(528)	(791)
Financing activities
Payment of principal on finance lease liabilities	(338)	(318)
Employee taxes paid for withheld shares upon equity award settlement	(91)	(26)
Proceeds from employee stock purchase plan, net	55	78
Net cash used in financing activities	(374)	(266)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(19)	419
Net decrease in cash and cash equivalents and restricted cash	(2,637)	(5,561)
Cash and cash equivalents and restricted cash
Beginning of period	11,503	28,837
End of period	$8,866	$23,276
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$31	$14

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides enterprise marketing software for advertisers and agencies to integrate, align and amplify their digital advertising spend across the web and mobile devices. Offered as a unified software-as-a-service, or SaaS, advertising management platform for search, social, eCommerce and display advertising, the Company’s goal is to help digital marketers convert precise audiences, improve financial performance and make better decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: Austin, Chicago, Dublin, London, New York, Paris, Portland, Shanghai and Tokyo.

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006, and management expects such losses to continue over the next several years. The Company incurred a net loss of $4,606 for the three months ended March 31, 2019, and a net loss of $41,244 for the year ended December 31, 2018. As of March 31, 2019, the Company had an accumulated deficit of $269,319. The Company had cash, cash equivalents and restricted cash of $8,866 as of March 31, 2019. Management expects to incur additional losses and experience negative cash flows in the future. To continue to fund operations, including research and development, the Company will need to increase revenues, lower costs and/or raise additional capital. In March 2019, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") under which it may offer a variety of equity and debt securities with an aggregate offering price of up to $50,000. As part of that shelf registration statement, the Company entered into an equity distribution agreement under which it may sell shares of its common stock up to a gross aggregate offering price of $13,000 (Note 6). The actual amount of cash that will be generated from this equity distribution agreement is uncertain as of March 31, 2019. In January 2018, the Company initiated organizational restructuring plans (see Note 5), which resulted in significant cost savings for the three months ended March 31, 2019 as compared to the corresponding period in 2018, and are expected to continue to result in cost savings in 2019 as compared to 2018. The Company believes that its cash, cash equivalents and restricted cash will provide sufficient funds for the Company to continue as a going concern for at least 12 months from the date of issuance of these condensed consolidated financial statements. This determination is based on a number of factors, including projections that are predicated on the Company achieving a planned level of personnel costs as a result of natural headcount reductions.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for other interim periods or for future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2018 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 14, 2019.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts which approximate fair value because of the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities, and in consideration of the Company’s credit risk profile, the carrying value of outstanding lease liabilities (Note 10) approximates fair value as well.

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. The Company does not require collateral from its customers, and it performs a regular review of its customers’ payment histories and associated credit risks. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers in addition to the agency itself. As of March 31, 2019 and December 31, 2018, the Company recorded an allowance for doubtful accounts in the amount of $2,567 and $2,651, respectively.

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenues, net. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of March 31, 2019, and December 31, 2018, the Company recorded an allowance for potential customer credits in the amount of $381 and $353, respectively.

Goodwill Impairment Assessment

The Company evaluates goodwill for impairment annually in the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs its goodwill impairment test using the simplified method, whereby the fair value of this reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the goodwill is considered impaired by an amount equal to that difference. The Company previously recorded goodwill impairment of $14,740 in the third quarter of 2018. No goodwill impairment was recorded for the three months ended March 31, 2019, as the market capitalization of the Company’s common stock was above the net book value of the Company’s net assets.

Long-Lived Assets Impairment Assessment

The Company evaluates long-lived assets, excluding goodwill, for potential impairment whenever adverse events or changes in circumstances or business climate indicate that the expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment loss is recognized only if the carrying value of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses recorded in any of the periods presented.

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

See Note 2 for further discussion on the Company's revenues.

Recent Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), or Accounting Standards Codification 842 ("ASC 842"), which superseded existing accounting guidance for leases. ASC 842 requires an entity to recognize an asset and lease liability for all leases with terms of more than 12 months. The Company adopted ASC 842 effective January 1, 2019 using the transition method of adoption that allows for a modified retrospective adoption. As a result, the Company has not changed previously disclosed amounts or provided additional disclosures for comparative periods. There was no impact to the Company's opening balance of accumulated deficit. As part of this adoption, the Company elected the package of transitional practical expedients to not reassess (1) whether any contracts that existed prior to adoption have or contain leases, (2) the classification of existing leases or (3) initial direct costs for existing leases. The Company did not elect the practical expedient to use hindsight in determining its lease terms.

As a result of the adoption, the Company initially recorded right-of-use ("ROU") assets of $14,589 and lease liabilities of $16,425 related to operating leases on January 1, 2019. ASC 842 did not have a material impact on the Company's condensed consolidated statement of comprehensive loss for the three months ended March 31, 2019. Refer to Note 10 for further information on leases.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted ASU 2018-02 on January 1, 2019 and it had no effect on its condensed consolidated financial statements for the three months ended March 31, 2019.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets and certain other instruments to require the use of a new forward-looking "expected loss" model that generally will result in earlier recognition of allowances for losses. This ASU will also require disclosure of significantly more information related to these items. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

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

2. Revenues

Revenue Recognition

The Company generates its revenues principally from subscriptions, either directly with advertisers or with advertising agencies, to its platform for the management of search, social, eCommerce and display advertising. It also generates a portion of its revenues from long-term strategic agreements with certain leading publishers. Revenues are recognized when control of these services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies its performance obligations.

Subscriptions

The Company's subscription contracts provide advertisers with access to the Company's advertising management platform. Advertisers do not have the right to take possession of the software supporting the services at any time. These contracts are generally one year or less in length. The subscription fee under most contracts consists of the greater of a minimum monthly platform fee or variable consideration based on the volume of advertising spend managed through the Company's platform at the contractual percentage of spend. The variable portion generally includes tiered pricing, whereby the percentage of spend charged decreases as the value of advertising spend increases. The tiered pricing resets monthly and is consistent throughout the contract term. The Company has concluded that this volume-based pricing approach does not constitute a future material right since the pricing tiers are consistent throughout the contract term and similar pricing is typically offered to similar classes of customers within the same geographical areas and markets. Certain subscription contracts consist of only a flat monthly platform fee. Subscription fees are generally invoiced on a monthly basis in arrears based on the actual amount of advertising spend managed on the platform. In certain limited circumstances, the Company will invoice an advertiser in advance for the contractual minimum monthly platform fee for a defined future period, which is typically three to six months.

The Company's subscription services comprise a single stand-ready performance obligation satisfied over time as the advertiser simultaneously receives and consumes the benefit from the Company's performance. This performance obligation constitutes a series of services that are substantially the same in nature and are provided over time using the same measure of progress. Revenues derived from these arrangements are recognized over time using an output method based upon the passage of time as this provides a faithful depiction of the pattern of transfer of control. Fixed minimum monthly platform fees are recognized ratably over the contract term as the single performance obligation is satisfied. Variable fees are allocated to the distinct month of the series in which they are earned because the terms of the variable payments relate specifically to the outcome from transferring the distinct time increment (month) of service and because such amounts reflect the fees to which the Company expects to be entitled for providing access to the advertising management platform for that period, consistent with the allocation objective of authoritative revenue guidance under Accounting Standards Codification 606 ("ASC 606").

Strategic Agreements

The Company has entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, the Company receives consideration based on a percentage of the search advertising spend that its customers manage on its platform. These strategic agreements are generally billed on a quarterly basis.

The majority of the Company's strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018 (the "Google Revenue Share Agreement"). Under the Google Revenue Share Agreement, which constitutes a single performance obligation, the Company receives both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company's platform. The Google Revenue Share Agreement requires the Company to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. The performance obligation is satisfied ratably over the two-year contractual term using the output method based upon the passage of time, as Google simultaneously receives and consumes the benefit from the Company's performance, and this provides a faithful depiction of the pattern of transfer of control. The Google Revenue Share Agreement has a three-year term; however, after two years, Google may terminate the Google Revenue Share Agreement with no penalty if the Company does not meet certain financial metrics, and the Company evaluated the Google Revenue Share Agreement as a two-year agreement with one optional renewal year.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement by using the expected value method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company's best judgment at the time. The Company includes estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the three months ended March 31, 2019, the Company recognized $2,921 in revenues from the Google Revenue Share Agreement. As of March 31, 2019, the Company expects to recognize revenues totaling approximately $8,800 for each of the remaining nine months of 2019, and for the year ending December 31, 2020, related to remaining performance obligations under the Google Revenue Share Agreement.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended March 31,
	2019	2018
United States of America	$10,041	$10,211
United Kingdom	1,545	2,110
Other (1)	1,862	3,081
Total revenues, net	$13,448	$15,402

(1)	No individual country within the "Other" category accounted for 10% or more of revenues, net for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended March 31,
	2019	2018
Subscriptions	$10,426	$15,014
Strategic agreements	3,022	388
Total revenues, net	$13,448	$15,402

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any necessary allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of March 31, 2019 and December 31, 2018 are presented in the accompanying condensed consolidated balance sheets. Included in the balance of accounts receivable, net as of March 31, 2019 and December 31, 2018 was $3,450 and $3,867, respectively, related to the Google Revenue Share Agreement executed in December 2018.

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

Under the Company's terms of service, individual customer advances that are not used by or refunded to the customer for a period of 180 days become the property of the Company. The Company recognizes advances from customers that have remained outstanding for this period of time as breakage revenues at the time the Company has received full consideration and has no remaining obligations to the customer. For the three months ended March 31, 2019 and 2018, the Company recognized $59 and $74, respectively, in breakage revenues from balances previously included in the customer advances account.

Deferred Strategic Agreement Revenues

Due to the timing of revenue recognition on the Google Revenue Share Agreement, the contractual billings exceed revenue recognized to date, resulting in a contract liability. As of March 31, 2019 and December 31, 2018, the Company recorded deferred strategic agreement revenues of $1,463 and $934, respectively, within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

Costs to Obtain and Fulfill Contracts

The Company capitalizes certain contract acquisition costs, consisting primarily of commissions paid and the related payroll taxes that are incremental to obtaining customer contracts, when customer contracts are signed. The Company also capitalizes certain contract fulfillment costs, consisting primarily of the portion of the payroll and fringe benefits of the Company's professional services team that relates directly to performing on-boarding and integration services for new and existing customers (collectively, "deferred costs to obtain and fulfill contracts").

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately two to three years. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying condensed consolidated statements of operations.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the three months ended March 31, 2019 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2018	$1,413	$606
Costs deferred	99	63
Amortization	(242)	(122)
Balances at March 31, 2019	$1,270	$547

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		March 31,	December 31,
	Estimated Useful Life	2019	2018
Software, including internally developed software	3 years	$26,000	$25,518
Computer equipment	3 to 4 years	22,721	22,714
Finance lease ROU assets	Shorter of useful life or lease term	5,067	5,067
Leasehold improvements	Shorter of useful life or lease term	4,645	4,778
Office equipment, furniture and fixtures	3 to 5 years	1,988	2,140
Total property and equipment		60,421	60,217
Less: Accumulated depreciation and amortization		(49,396)	(48,402)
Property and equipment, net		$11,025	$11,815

Finance lease ROU assets consist of computer equipment and were previously included in the Computer equipment line in filings for periods prior to the three months ended March 31, 2019. Depreciation and amortization of internally developed software for the three months ended March 31, 2019 and 2018 was $1,249 and $1,755, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	March 31,	December 31,
	2019	2018
Accrued salary and payroll-related expenses	$2,454	$3,695
Deferred strategic agreement revenues	1,463	934
Finance lease liabilities	1,103	1,249
Accrued liabilities	1,033	866
Income taxes payable	867	883
Advanced billings	697	859
Customer advances	471	432
Sales and use tax payable	50	244
Deferred rent	—	538
Other	828	932
Total accrued expenses and other current liabilities	$8,966	$10,632

4. Goodwill and Intangible Assets

The goodwill activity for the three months ended March 31, 2019 consisted of the following:

Balance at December 31, 2018	$1,943
Foreign currency translation adjustments	(32)
Balance at March 31, 2019	$1,911

Intangible assets consisted of the following as of the dates presented:

		March 31,	December 31,
	Estimated Useful Life	2019	2018
Developed technology	5 to 6 years	$9,910	$9,910
Customer relationships	4 years	—	2,080
Total intangible assets		9,910	11,990
Less: accumulated amortization		(8,504)	(10,052)
Intangible assets, net		$1,406	$1,938

Customer relationships became fully amortized during the three months ended March 31, 2019. Amortization of intangible assets was $532 and $690 for the three months ended March 31, 2019 and 2018, respectively.

Future estimated amortization of intangible assets as of March 31, 2019, is presented below:

Remaining nine months of 2019	$1,311
Year ending December 31, 2020	95
Total	$1,406

5. Restructuring Activities

In January 2018, the Company initiated an organizational restructuring plan (the “2018 Restructuring Plan”) designed to reduce operating expenses in response to declines in revenues and to better align the Company’s efforts to return to growth. The 2018 Restructuring Plan included a headcount reduction of approximately 13% of the Company’s workforce, the closure of certain leased facilities and the consolidation of space in the Company’s San Francisco headquarters. Actions pursuant to the 2018 Restructuring Plan were substantially completed as of March 31, 2019, and further associated costs are not expected to be material in future periods. The Company initiated certain other organizational restructuring plans during 2018 that also aimed to reduce operating expenses and primarily consisted of further headcount reductions.

For the three months ended March 31, 2019 and 2018, the Company recorded $163 and $862, respectively, of restructuring related expenses in connection with the 2018 Restructuring Plan, as well as other organizational restructuring plans, in the accompanying condensed consolidated statements of operations.

6. Shelf Registration Statement and At-the-Market Offering

On March 14, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC, which permitted the Company to offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50,000. As part of this shelf registration, the Company entered into an equity distribution agreement with JMP Securities LLC, a sales agent ("JMP Securities"), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $13,000 through an at-the-market offering program administered by JMP Securities. The Company may instruct JMP Securities not to sell common stock if the sales cannot be effected at or above the price designated by the Company. JMP Securities will be entitled to compensation of up to 5.0% of the gross proceeds from sales of the Company's common stock pursuant to the equity distribution agreement. As of March 31 2019, the Company had not yet sold shares of its common stock under this equity distribution agreement.

7. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013 the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units ("RSUs"), performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 297 shares of common stock on January 1, 2019. As of March 31, 2019, 1,162 shares of common stock were reserved for issuance under the 2013 Plan.

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2018	436	$29.01	6.79	$—
Options forfeited and cancelled	(6)	63.58	—	—
Balances at March 31, 2019	430	28.49	6.60	—
Options exercisable	310	35.71	5.83	—
Options vested	310	35.70	5.83	—
Options vested and expected to vest	419	28.93	6.55	—

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2018	834	$7.99
RSUs granted	116	4.34
RSUs vested	(16)	20.22
RSUs cancelled and withheld to cover taxes	(80)	10.53
Granted and unvested at March 31, 2019	854	$7.03

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for purchase periods each six months with the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 59 shares on January 1, 2019. As of March 31, 2019, 213 shares were reserved for issuance under the 2013 ESPP. During the three months ended March 31, 2019, no shares were issued under the 2013 ESPP.

9. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $685 and $1,028 for the three months ended March 31, 2019 and 2018, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions for its Black-Scholes option-pricing model for the three months ended March 31, 2018 (there were no stock options granted during the three months ended March 31, 2019):

Dividend yield	—
Expected volatility	56.1%
Risk-free interest rate	2.52%
Expected life of options (in years)	4.00

The Company estimates the expected volatility of its common stock and expected life of its stock options based on its own historical experience. The expected volatility reflects the actual historical volatility of the price of the Company’s common stock since it began trading publicly in March 2013. The expected life represents the period of time that stock options are expected to be outstanding, based on historical exercise and employee departure behavior. The Company has no history or expectation of paying cash dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of grant.

There were no exercises of stock options during the three months ended March 31, 2019 and 2018.

Compensation expense, net of estimated forfeitures, is recognized ratably over the requisite service period. As of March 31, 2019, there was $414 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.7 years.

RSUs

As of March 31, 2019, there was $4,306 of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.6 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

Employee Stock Purchase Plan

The Company estimates the fair value of purchase rights under the 2013 ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the 2013 ESPP is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with assumptions substantially similar to those used for the valuation of stock option awards, with the exception of the expected life, which was determined to be six months. This is consistent with the purchase periods under the 2013 ESPP.

10. Leases

Operating and Finance Leases

The Company determines if a new contractual arrangement is a lease at contract inception. If a contract contains a lease, the Company evaluates whether it should be classified as an operating or a finance lease. If applicable as a lease, the Company records the related lease liabilities and ROU assets based on the future minimum lease payments over the lease term and only include options to renew a lease in the minimum lease payments if it is reasonably certain that the Company will exercise that option. For leases with original terms of twelve months or less, the Company recognizes the lease expense as incurred and does not recognize lease liabilities and ROU assets. The Company has operating leases for corporate offices worldwide, and for space at a data center. Additionally, the Company leases computer equipment through various finance leases.

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments, on a collateralized basis over a similar term and in a similar economic environment. As of March 31, 2019, the weighted-average rate used in discounting the lease liabilities for ROU operating and finance leases was 6.8% and 6.0%, respectively. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet, while current finance lease liabilities are included in accrued expenses and other current liabilities, and non-current finance lease liabilities are included in other long-term liabilities on the condensed consolidated balance sheets. Balances classified as capital lease obligations under previous lease guidance are presented for all periods prior to three months ended March 31, 2019 to conform with the presentation of finance lease liabilities.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheet, while ROU assets for finance leases are included within property and equipment, net. For operating leases, the Company recognizes the expense for lease payments on straight-line basis over the lease term. As of March 31, 2019, the weighted-average remaining lease term for ROU operating and finance leases was 2.6 years and 1.3 years, respectively.

As of March 31, 2019, the Company had net operating lease ROU assets of $11,787. Operating lease costs, consisting primarily of rental expense, were approximately $1,996 and $2,119 for the three months ended March 31, 2019 and 2018, respectively. Variable rent expense was not material for the three months ended March 31, 2019. In February 2019, the Company executed a new lease agreement for office space in Paris, and exited its prior office space shortly thereafter. There were no material costs incurred associated with that exit. The new lease includes a non-cancellable three-year term through 2022, as well as two three-year option periods that would extend the lease through 2028. As of the inception of the lease, the Company is not reasonably certain that it will exercise those option periods, and has included lease payments for only the non-cancellable three-year term for the purposes of calculating the associated lease liability and ROU asset. Future changes in lease payments under this lease are dependent on a French rent index, and will be accounted for in the period those changes occur. As part of this lease, the Company was also required to enter into an irrevocable $109 letter of credit, and has restricted from use cash in the same amount to secure the letter of credit. This balance has been classified as restricted cash on the accompanying condensed consolidated balance sheet.

At various dates between August 2015 and October 2016, the Company entered into finance lease arrangements with two separate manufacturers for computer equipment. These finance leases are collateralized by the underlying computer equipment. As of March 31, 2019, the Company had net finance lease ROU assets of $1,126. Finance lease ROU assets are included in property and equipment on the condensed consolidated balance sheets. Interest expense associated with finance leases is included within other income (expenses) on the accompanying condensed consolidated statements of comprehensive loss. Finance lease costs for the three months ended March 31, 2019 consisted of $178 in depreciation of the leased assets, and $24 in interest expense. Costs associated with capital leases for the three months ended March 31, 2018 consisted of $380 in depreciation of the leased assets, and $43 in interest expense.

The maturities of operating lease and finance lease liabilities as of March 31, 2019 are as follows:

	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$6,072	$961
2020	3,483	552
2021	3,212	11
2022	1,844	—
Total lease payments	14,611	1,524
Less: Amount representing imputed interest	(1,170)	(63)
Present value of lease liabilities	13,441	1,461
Less: Current portion of lease liabilities	(6,335)	(1,103)
Non-current portion of lease liabilities	$7,106	$358

Supplemental cash flow information related to operating leases was as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$338
Operating cash flows from finance leases	25
Operating cash flows from operating leases	2,123

ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—
Operating lease liabilities	421

The operating lease ROU asset obtained relates to the Paris office lease executed in February 2019.

Subleases

The Company also maintains sublease agreements for portions of its San Francisco and Portland office spaces. In August 2018, the Company entered into agreements to (a) extend its existing sublease for a portion of its San Francisco office space through July 2022, and (b) sublease an additional 14,380 square feet of its San Francisco office space to an unrelated third party through July 2020, with a subtenant option to extend the sublease through July 2022. The Company's sublease for its Portland office space is with an unrelated third party and expires in May 2020. Income from these sublease agreements is included in other income (expenses) on the condensed consolidated statements of comprehensive loss. Sublease income for the three months ended March 31, 2019 and 2018 was $570 and $277, respectively.

Future minimum amounts due under subleases as of March 31, 2019 were as follows:

Operating Sublease Income
2019 (excluding the three months ended March 31, 2019)	$1,689
2020	1,768
2021	1,105
2022	616
Total amounts due under subleases	$5,178

11. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Income tax expense for the three months ended March 31, 2019 was $33 on a pre-tax loss of $4,573. As of March 31, 2019, the income tax rate varies from the federal income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three months ended March 31, 2019, the Company did not recognize any material interest or penalties related to uncertain tax positions.

12. Net Loss Per Share Available to Common Stockholders

Basic net loss per share of common stock is calculated by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock excludes those shares subject to repurchase related to stock options or restricted stock that were exercised or issued, respectively, prior to vesting, as these shares are not deemed to be outstanding for accounting purposes until they vest. Diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Basic and diluted net loss per share was the same for all periods presented, as the impact of all potentially dilutive outstanding securities was anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss available to common stockholders	$(4,606)	$(9,112)
Denominator:
Weighted average number of shares, basic and diluted	5,945	5,736
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.77)	$(1.59)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	430	502
Unvested RSUs	854	531
Total	1,284	1,033

13. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

14. Commitments and Contingencies

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the unaudited condensed consolidated balance sheet as of March 31, 2019 and the audited consolidated balance sheet as of December 31, 2018.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations as of March 31, 2019 and December 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on March 14, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of digital marketing software platform for search, social, eCommerce and display advertising channels, offered as a unified software-as-a-service, or SaaS, advertising management platform for performance-driven advertisers and agencies. Our platform is an analytics, workflow and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend. We market and sell our solutions to advertisers directly and through leading advertising agencies, and our customers collectively manage billions of dollars in advertising spend on our platform globally across a wide range of industries. We believe this makes us one of the largest providers of independent advertising cloud solutions. Our software solution is designed to help our customers:

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

Our long-term strategic agreements have historically included multiple-year terms, and are invoiced quarterly. In the case of our largest agreement with Google entered into in December 2018, but with an effective date of October 1, 2018 (the "Google Revenue Share Agreement"), it includes both a fixed baseline amount, as well as a variable portion based on a percentage of relevant advertising search spend above the baseline threshold that runs through our technology platform. We recognize the entire contract price under this agreement ratably over the initial minimum two-year term. Our other long-term strategic agreements are generally variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform. Consideration received under these agreements is allocated to the period in which we have the contractual right to bill. We expect that in the future, revenues from these strategic agreements will continue to grow as a percentage of our total revenues, net.

Refer to Note 2 of the accompanying condensed consolidated financial statements for further discussion of our revenue recognition considerations.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside the United States represented 25% and 34% of total revenues for the three months ended March 31, 2019 and 2018.

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

Cost of Revenues

Cost of revenues primarily includes personnel costs, consisting of salaries, benefits, bonuses and stock-based compensation expense for employees associated with our cloud infrastructure and global services for implementation and ongoing customer service. Other costs of revenues include fees paid to contractors who supplement our support and data center personnel, expenses related to third-party data centers, depreciation of data center equipment, amortization of internally developed software, amortization of intangible assets and allocated overhead. Incremental cost of revenues associated with our long-term strategic agreements, including our largest agreement with Google, are generally not significant.

We expect that, in the future, cost of revenues will decrease year-over-year in absolute dollars as we realign our cost structure with our future revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation expense and bonuses, as well as sales commissions and other costs including travel and entertainment, marketing and promotional events, lead generation activities, public relations, marketing activities, professional fees, amortization of intangible assets and allocated overhead. All of these costs are expensed as incurred, except sales commissions and the related payroll taxes, which are capitalized and amortized over the expected period of benefit in accordance with the relevant authoritative accounting guidance (refer to Note 2 of the accompanying consolidated financial statements). Our commission plans provide that commission payments to our sales representatives are paid based on the key components of the applicable customer contract, including the minimum or fixed monthly platform fee during the initial contract term.

We expect that, in the future, sales and marketing expenses may decrease year-over-year in absolute dollars as we seek to realign our cost structure with our future revenues.

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

Results of Operations

The following table is a summary of our unaudited condensed consolidated statements of operations for the specified periods and results of operations as a percentage of our revenues for those periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods. Percentage of revenues figures are rounded and may not subtotal exactly.

	Three Months Ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$13,448	100%	$15,402	100%
Cost of revenues (1) (2) (3)	5,811	43	7,572	49
Gross profit	7,637	57	7,830	51
Operating expenses
Sales and marketing (1) (2) (3)	4,634	34	7,381	48
Research and development (1) (2) (3)	4,895	36	6,155	40
General and administrative (1) (2) (3)	3,221	24	3,377	22
Total operating expenses	12,750	95	16,913	110
Loss from operations	(5,113)	(38)	(9,083)	(59)
Other income, net	540	4	295	2
Loss before provision for income taxes	(4,573)	(34)	(8,788)	(57)
Provision for income taxes	33	—	324	2
Net loss	$(4,606)	(34)%	$(9,112)	(59)%

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenues	$125	$204
Sales and marketing	180	240
Research and development	281	339
General and administrative	99	245

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenues	$234	$237
Sales and marketing	64	213
Research and development	234	237
General and administrative	—	3

(3)	Restructuring related expenses included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenues	$6	$139
Sales and marketing	157	497
Research and development	—	115
General and administrative	—	111

Adjusted EBITDA

Adjusted EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, intangible assets, the capitalization of internally developed software, the impairment of goodwill and long-lived assets, interest expense, net, the provision for income taxes, other income or expenses, net and the non-recurring costs associated with acquisitions and restructurings. Prior to the three months ended March 31, 2019, we also included deferred costs associated with contracts and the related amortization as an adjustment to net loss for the purposes of calculating Adjusted EBITDA, but have updated our definition to no longer include those items. Adjusted EBITDA for prior periods has been adjusted to conform to current period presentation. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

●

Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based compensation expense, depreciation and amortization, capitalized software development costs, interest expense, net, provision for income taxes, other income or expenses, net and costs associated with acquisitions and restructurings, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

●	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

●	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net loss	$(4,606)	$(9,112)
Depreciation	499	798
Amortization of internally developed software	750	957
Amortization of intangible assets	532	690
Provision for income taxes	33	324
Stock-based compensation expense	685	1,028
Capitalization of internally developed software	(482)	(693)
Restructuring related expenses	163	862
Other income, net	(540)	(295)
Adjusted EBITDA	$(2,966)	$(5,441)

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenues, net

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenues, net	$13,448	$15,402	$(1,954)	(13)%

Revenues, net, for the three months ended March 31, 2019 decreased $2.0 million, or 13%, as compared to the corresponding period in 2018. During the preceding 12 months, we experienced ongoing customer turnover, which was not fully offset by new customer bookings. Revenues, net for the three months ended March 31, 2019 are inclusive of $2.9 million from the Google Revenue Share Agreement that became effective in the fourth quarter of 2018, as described in Note 2 to the condensed consolidated financial statements.

For the three months ended March 31, 2019 and 2018, revenues, net from our customers located in the United States represented 75% and 66%, respectively, of total revenues, net. Revenues, net from the Google Revenue Share Agreement accounted for 22% of total revenues, net for the three months ended March 31, 2019. There were no other customers that accounted for 10% or greater of our revenues, net, in the three months ended March 31, 2019 or 2018.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenues	$5,811	$7,572	$(1,761)	(23)%
Gross profit	7,637	7,830	(193)	(2)
Gross profit percentage	57%	51%

Cost of revenues for the three months ended March 31, 2019 decreased $1.8 million, or 23%, as compared to the corresponding period in 2018. This was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which for the three months ended March 31, 2019 led to a decrease of $0.8 million in compensation and benefits expense, including stock-based compensation, as compared to the same period in 2018. This reduction in headcount also contributed to decreased allocated facilities and information technology costs of $0.2 million for the three months ended March 31, 2019. We also experienced a decrease of $0.2 million in hosting costs during the three months ended March 31, 2019, due to a decline in the usage of our hosted platform from the corresponding period in 2018. Additionally, for the three months ended March 31, 2019, depreciation and amortization of internally developed software decreased $0.4 million, due primarily to the nature and timing of capital expenditures and internal projects, including MarinOne, as compared to the corresponding period in 2018.

Our gross margin increased to 57% for the three months ended March 31, 2019, as compared to 51% for the corresponding period in 2018. This was due in part to the impact of the Google Revenue Share Agreement, which generated $2.9 million in revenues for the three months ended March 31, 2019, with no corresponding impact to cost of revenues. This increase is also reflective our continued efforts to reduce costs, which included significant headcount reduction through both natural attrition and restructuring activities initiated in 2018 (refer to Note 5 of the accompanying condensed consolidated financial statements).

Sales and Marketing

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$4,634	$7,381	$(2,747)	(37)%
Percent of revenues, net	34%	48%

Sales and marketing expenses for the three months ended March 31, 2019 decreased $2.7 million, or 37%, as compared to the corresponding period in 2018. This decrease was primarily due to a reduction in the global sales support and marketing headcount, including reductions that were part of our restructuring activities during 2018 (refer to Note 5 of the accompanying condensed consolidated financial statements), contributing to net decreases of $1.7 million in personnel-related costs, and $0.3 million in allocated facilities and information technology for the three months ended March 31, 2019. As the majority of our restructuring activities were performed in 2018, we incurred $0.3 million less in restructuring costs for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The remaining decrease during the three months ended March 31, 2019, was primarily the result of lower marketing costs of $0.2 million, as we cut or shifted the timing of certain of our marketing activities during these periods.

Research and Development

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$4,895	$6,155	$(1,260)	(20)%
Percent of revenues, net	36%	40%

Research and development expenses for the three months ended March 31, 2019 decreased $1.3 million, or 20%, as compared to the corresponding period in 2018. This was primarily due to a reduction in the number of full-time research and development personnel, resulting in a decrease of $1.1 million in compensation expense, as compared to the same period in 2018. The decrease was further driven by lower professional fees of $0.1 million for the three months ended March 31, 2019, as we reduced the number of research and development contractors as compared to the corresponding period in 2018, and $0.1 million in lower depreciation expense, as we have reduced capital expenditures in recent years.

General and Administrative

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$3,221	$3,377	$(156)	(5)%
Percent of revenues, net	24%	22%

General and administrative expenses for the three months ended March 31, 2019 decreased $0.2 million, or 5%, as compared to the corresponding period in 2018. Compensation and benefits expense for the three months ended March 31, 2019 decreased by $0.5 million as compared to the corresponding period in 2018, primarily due to reductions in headcount. This decrease was offset by a $0.4 million increase in our provision for bad debts for the three months ended March 31, 2019 as compared to the same period in the prior year. For the three months ended March 31, 2019, we recorded a provision for bad debts of $0.2 million, which is reflective of additions to the allowance for doubtful accounts, while for the three months ended March 31, 2018, we recognized a recovery from bad debts in the amount of $0.2 million.

Other Income, Net

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income, net	540	295	245	83%

Other income, net, primarily consists of sublease income recorded under agreements for portions of our San Francisco and Portland office spaces, with terms through July 2022 and May 2020, respectively, as well as foreign currency transaction gains and losses and interest income and expense. For the three months ended March 31, 2019, we generated sublease income of $0.6 million, as compared to $0.3 million for the corresponding period in 2018. Foreign currency transaction losses were not material for the three months ended March 31, 2019 and 2018.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Provision for income taxes	$33	$324	$(291)	(90)%

The provision for income taxes for the three months ended March 31, 2019 totaled less than $0.1 million, primarily due to profits earned by our wholly owned foreign subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering, or IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into capital lease arrangements to fund capital purchases. As of March 31, 2019, our principal sources of liquidity were our unrestricted cash and cash equivalents of $7.5 million and our finance lease arrangements. The approximate weighted average interest rate on our outstanding finance lease liabilities as of March 31, 2019 was 6.0%. Our primary operating cash requirements include the payment of compensation and related costs, as well as costs for our facilities and information technology infrastructure.

In December 2016, we terminated our existing revolving credit facility, which provided access to borrowings at the lesser of $20.0 million or 80% of eligible accounts receivable. No amounts were outstanding under this revolving credit facility at the date of termination, and we determined that it was no longer necessary. We maintain a $1.3 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco, which was previously collateralized by the revolving credit facility. Following the termination of that facility, we were required to restrict $1.3 million of our cash and cash equivalents from use to secure this letter of credit. This balance is reflected as restricted cash on the consolidated balance sheets of the accompanying condensed consolidated financial statements. In March 2019, we entered into a $0.1 million irrevocable letter of credit to secure the non-cancelable lease we executed for our new office in Paris, and we were required to restrict an additional $0.1 million of our cash and cash equivalents from use to secure that letter of credit. This balance is also reflected as restricted cash on the consolidated balance sheet of the accompanying condensed consolidated financial statements.

We also maintain cash balances in our foreign subsidiaries. As of March 31, 2019, we had $7.5 million of unrestricted cash and cash equivalents in aggregate, of which $3.6 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "TCJA"), which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries, and a tax on earnings of foreign subsidiaries in excess of a specified return on the subsidiaries' tangible assets, known as the Global Intangible Low-Taxed Income ("GILTI"). We completed our analysis of the accounting for the transition tax and GILTI in the fourth quarter of 2018 and determined that no such taxes will be due, as our foreign subsidiaries have accumulated significant losses. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

On March 14, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which permitted us to offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50.0 million. As part of this shelf registration, we entered into an equity distribution agreement with JMP Securities LLC, a sales agent ("JMP Securities"), pursuant to which we may offer and sell shares of its common stock having an aggregate offering price of up to $13.0 million through an at-the-market offering program administered by JMP Securities. We may instruct JMP Securities not to sell common stock if the sales cannot be effected at or above the price that we designate. JMP Securities will be entitled to compensation of up to 5.0% of the gross proceeds from sales of our common stock pursuant to the equity distribution agreement. As of March 31 2019, we had not yet sold shares of our common stock under this equity distribution agreement.

Based on our current and anticipated level of operations, including our internal forecasts and projections, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. This is dependent in part on achieving a planned level of personnel costs as a result of natural headcount reductions. Our future capital requirements will depend on many factors, including our efforts to improve revenue performance, the timing and extent of spending to support product development efforts and the timing of introductions of new features and enhancements to our platform. To the extent that existing cash and cash equivalents are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Further actions to reduce costs may also be necessary, including additional restructurings such as the one initiated in 2018 (see Note 5 of the accompanying condensed consolidated financial statements).

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(1,716)	$(4,923)
Net cash used in investing activities	(528)	(791)
Net cash used in financing activities	(374)	(266)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(19)	419
Net decrease in cash and cash equivalents and restricted cash	$(2,637)	$(5,561)

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

Cash used in operating activities during the three months ended March 31, 2019 of $1.7 million was primarily the result of a net loss of $4.6 million, adjusted for non-cash expenses of $2.9 million, which primarily included depreciation, amortization, stock-based compensation expense, provision for bad debts and net changes in operating leases. The net change in working capital items was less than $0.1 million, consisting most notably of (1) a decrease in accounts receivable of $2.2 million due to the decrease in revenues and the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $0.7 million related to the timing of related disbursements and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $1.5 million due to the timing of related disbursements and customer advances.

Cash used in operating activities during the three months ended March 31, 2018 of $4.9 million was primarily the result of a net loss of $9.1 million, adjusted for non-cash expenses of $3.9 million, which primarily included depreciation, amortization, stock-based compensation expense and recovery from bad debts. This was further offset by a $0.3 million net change in working capital items, most notably (1) a decrease in accounts receivable of $1.5 million due to the decrease in revenues and the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $0.5 million related to the timing of related disbursements and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.7 million due to the timing of related disbursements and customer advances.

Investing Activities

During the three months ended March 31, 2019 and 2018, investing activities primarily consisted of purchases of property and equipment, including leasehold improvements, technology hardware and software to support our business, as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2019 was $0.4 million. This was primarily due to $0.3 million of net repayments under our right-of-use finance lease liabilities and $0.1 million in employee taxes paid for withheld shares upon the settlement of equity awards, partially offset by $0.1 million of proceeds from net contributions to the 2013 Employee Stock Purchase Plan (“2013 ESPP”).

Cash used in financing activities during the three months ended March 31, 2018 was $0.3 million. This was primarily due to $0.3 million of net repayments under our capital lease arrangements (under previous lease guidance), partially offset by $0.1 million of proceeds from net contributions to the 2013 ESPP.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three and three months ended March 31, 2019 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2018 filed with the SEC on March 14, 2019, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of March 31, 2019, other than subleases, as described in the Notes to the unaudited condensed consolidated financial statements, and the irrevocable letters of credit described in the “Liquidity and Capital Resources” section above.

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

Other than the changes to lease accounting under Accounting Standards Codification 842 (Note 10), there have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year 2018 filed with the SEC on March 14, 2019, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of March 31, 2019, we had cash and cash equivalents of $7.5 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2019, we had an aggregate of $1.5 million in finance lease liabilities outstanding. These right-of-use finance lease obligations carry fixed interest rates that range from 5.2% to 7.9%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding right-of-use finance lease obligations. Changes in interest rates would, however, affect operating results and cash flows because of the variable rate nature of our obligations. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of March 31, 2019, would result in an insignificant impact to interest expense for the three months ended March 31, 2019.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 25% and 34%, respectively, for the three months ended March 31, 2019 and 2018. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were not material for the three months ended March 31, 2019 and 2018. Transaction gains and losses are included in other income (expenses), net.

If our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion, while a strengthening U.S. Dollar can negatively impact our international revenues. To date, we have not entered into any foreign currency hedging contracts, and based on our current international structure, we do not plan on engaging in hedging activities in the near future.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

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

PART II. OTHER INFORMATION

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $41.2 million during 2018, and a net loss of $4.6 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $269.3 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. We do not expect to be profitable in 2019 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

The sales cycle for our solutions, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, but can take up to three months. Some of our customers undertake a significant evaluation process that frequently involves not only our solutions but also those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. In addition, under certain circumstances, we sometimes offer an initial term, typically of a few months in duration, to new customers who may terminate their subscription at any time during this initial period before the fixed term contract commences. We have no assurance that the substantial time and money spent on our sales efforts will produce any sales. If our sales efforts result in a new customer subscription, the customer may terminate its subscription during the initial period, after we have incurred the expenses associated with entering the customer’s data in our platform and related training and support. If sales expected from a customer are not realized in the time period expected or not realized at all, or if a customer terminates during the initial period, our business, operating results and financial condition could be adversely affected.

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Chinese Yuan, Euros, Japanese Yen and Singaporean Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. If the U.S. Dollar continues to strengthen relative to foreign currencies as it has been since the second quarter of 2018, our non-U.S. revenues would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of U.S. and foreign currency-denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Some features of our subscription services use cookies, which trigger the data protection requirements of certain foreign jurisdictions, such as the EU General Data Protection Regulation, or GDPR, and the EU ePrivacy Directive. In addition, our services collect data about visitors’ interactions with our advertiser clients that may be subject to regulation under current or future laws or regulations. If our privacy or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, audits or other liabilities in such jurisdictions, or our advertisers may terminate their relationships with us. In addition, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, clients, or partners outside the United States. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign clients and partners are not able to lawfully transfer data to us.

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from or through the activities of visitors could be collected, processed or stored. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. For example, in June 2018, California passed the California Consumer Privacy Act, or CCPA, which provides new data privacy rights for consumers and new disclosure and operational requirements for companies, effective January 2020. Fines for non-compliance may be up to $7,500 per violation. The burdens imposed by the GDPR and CCPA, and changes to existing laws or new laws regulating the solicitation, collection or processing of personal and consumer information, truth-in-advertising and consumer protection could affect our customers’ utilization of digital advertising and marketing, potentially reducing demand for our subscription services, or impose restrictions that make it more difficult or expensive for us to provide our services.

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

If we experience material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

If we identify material weaknesses or deficiencies in the future, if we are unable to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act, or Section 404, in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

While we ceased being an emerging growth company as of December 31, 2018, many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $250 million of worldwide common equity held by non-affiliates. The disclosures we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we will rely on the exemptions available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2018, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2026 and 2022 for federal and state purposes, respectively. Our federal net operating loss generated in 2018 can be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

During the year ended December 31, 2018, the market capitalization of our publicly traded common stock sustained a decline to the extent that it fell below the book value of our net assets, triggering the need to perform a goodwill impairment test. As a result of this test, we identified and recorded goodwill impairment expense of $14.7 million for the year ended December 31, 2018. As additional facts, circumstances or assumptions change in the future, we may be required to record additional impairment charges to reduce the carrying value of our goodwill, intangible assets and other long-term assets. No impairment was recorded for the three months ended March 31, 2019.

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to March 31, 2019) has been volatile. Factors affecting the market price of our common stock include:

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

From January 1, 2016 through March 31, 2019, the closing sales price of our common stock on the New York Stock Exchange (from January 1, 2016 through June 19, 2018), and The Nasdaq Global Market (from June 20, 2018 to March 31, 2019) ranged from $2.20 to $25.27 per share (retroactively adjusting for the one-for-seven reverse stock split, which became effective on October 5, 2017). Because our stock price has been volatile, investing in our common stock is risky.

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

If we sell additional shares of our common stock or securities convertible into our common stock in the future, the percentage ownership of our stockholders will be diluted.

On March 14, 2019, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on May 10, 2019. Pursuant to an equity distribution agreement between us and JMP Securities LLC (“JMP”), common stock with an aggregate offering price of up to $13.0 million may be issued and sold pursuant to an "at-the-market" offering for sales of our common stock. Subject to certain limitations in the equity distribution agreement and compliance with applicable law, we have the discretion to deliver a sales notice to JMP at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JMP pursuant to the terms of the sales agreement. The number of shares that are sold by JMP after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JMP. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. As of the date hereof, no shares of our common stock have been sold pursuant to the equity distribution agreement.

Because management has broad discretion as to the use of the net proceeds from our future sales of securities, you may not agree with how we use them, and such proceeds may not be applied successfully.

Our management will have broad discretion over the use of proceeds from future sales of our securities. We currently intend to use the net proceeds from our "at-the-market" offering to fund research and development of our technology and for working capital and general corporate purposes. However, our management will have broad discretion in the application of the net proceeds from such offering and any future offerings and could spend the proceeds in ways that do not necessarily improve our operating results or enhance the value of our common stock, or that you otherwise do not agree with. The failure of our management to apply these funds effectively could, among other things, result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

Delaware law and provisions in our restated certificate of incorporation and restated bylaws could make a merger, tender offer, or proxy contest difficult, and limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees, thereby depressing the trading price of our common stock.

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

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a breach of fiduciary duty; (3) any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation, or our restated bylaws; (4) any action to interpret, apply, enforce or determine the validity of our restated certificate of incorporation or our restated bylaws, or (5) any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

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

MARIN SOFTWARE INCORPORATED

Dated: May 10, 2019	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2019	By:	/s/ Bradley W. Kinnish
Bradley W. Kinnish
Chief Financial Officer (Principal Financial and Accounting Officer)