Form 10-Q
period 2019-06-30
MARIN SOFTWARE INC
filed 2019-08-08
CIK 1389002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of August 6, 2019, the registrant had 6,627,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

MARIN SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	At June 30, 2019	At December 31, 2018*
Assets
Current assets
Cash and cash equivalents	$9,886	$10,210
Restricted cash	971	1,293
Accounts receivable, net	9,983	12,906
Prepaid expenses and other current assets	3,773	4,642
Total current assets	24,613	29,051
Property and equipment, net	9,985	11,815
Right-of-use assets, operating leases	10,410	—
Goodwill	1,936	1,943
Intangible assets, net	938	1,938
Other non-current assets	1,549	2,045
Total assets	$49,431	$46,792
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,911	$2,699
Accrued expenses and other current liabilities	9,719	10,632
Operating lease liabilities	5,423	—
Total current liabilities	17,053	13,331
Operating lease liabilities, non-current	6,524	—
Other long-term liabilities	2,299	4,090
Total liabilities	25,876	17,421
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value - 142,857 shares authorized, 6,623 and 5,938 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	7	6
Additional paid-in capital	297,903	295,116
Accumulated deficit	(273,322)	(264,713)
Accumulated other comprehensive loss	(1,033)	(1,038)
Total stockholders’ equity	23,555	29,371
Total liabilities and stockholders’ equity	$49,431	$46,792

*	Derived from the Company’s audited consolidated financial statements as of December 31, 2018.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, net	$12,476	$14,251	$25,924	$29,653
Cost of revenues	5,929	6,963	11,740	14,535
Gross profit	6,547	7,288	14,184	15,118
Operating expenses
Sales and marketing	4,087	6,154	8,721	13,535
Research and development	4,660	5,817	9,555	11,972
General and administrative	2,277	3,766	5,498	7,143
Total operating expenses	11,024	15,737	23,774	32,650
Loss from operations	(4,477)	(8,449)	(9,590)	(17,532)
Other income, net	532	377	1,072	672
Loss before provision for income taxes	(3,945)	(8,072)	(8,518)	(16,860)
Provision for income taxes	58	204	91	528
Net loss	(4,003)	(8,276)	(8,609)	(17,388)
Foreign currency translation adjustments	76	(578)	5	(134)
Comprehensive loss	$(3,927)	$(8,854)	$(8,604)	$(17,522)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(0.65)	$(1.44)	$(1.42)	$(3.02)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	6,201	5,767	6,074	5,751
Stock-based compensation expense is allocated as follows (Note 8):
Cost of revenues	$142	$172	$267	$376
Sales and marketing	205	271	385	511
Research and development	269	314	550	653
General and administrative	146	273	245	518
Amortization of intangible assets is allocated as follows (Note 4):
Cost of revenues	$234	$233	$468	$470
Sales and marketing	—	184	64	397
Research and development	234	234	468	471
General and administrative	—	—	—	3
Restructuring related expenses are allocated as follows (Note 5):
Cost of revenues	$—	$—	$6	$139
Sales and marketing	66	48	223	545
Research and development	—	—	—	115
General and administrative	—	36	—	147

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at March 31, 2019	5,954	$6	$295,745	$(269,319)	$(1,109)	$25,323
Issuance of common stock through equity distribution agreement, net of offering costs of $203	570	1	1,503	—	—	1,504
Issuance of common stock from vesting of restricted stock units (Note 7)	57	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(195)	—	—	(195)
Issuance of common stock under employee stock purchase plan	42	—	88	—	—	88
Stock-based compensation expense	—	—	762	—	—	762
Net loss	—	—	—	(4,003)	—	(4,003)
Foreign currency translation adjustments	—	—	—	—	76	76
Balances at June 30, 2019	6,623	$7	$297,903	$(273,322)	$(1,033)	$23,555

	Three Months Ended June 30, 2018
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at March 31, 2018	5,748	$6	$292,099	$(232,581)	$(238)	$59,286
Issuance of common stock from vesting of restricted stock units (Note 7)	5	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(23)	—	—	(23)
Issuance of common stock under employee stock purchase plan	31	—	172	—	—	172
Stock-based compensation expense	—	—	1,030	—	—	1,030
Net loss	—	—	—	(8,276)	—	(8,276)
Foreign currency translation adjustments	—	—	—	—	(578)	(578)
Balances at June 30, 2018	5,784	$6	$293,278	$(240,857)	$(816)	$51,611

	Six Months Ended June 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2018	5,938	$6	$295,116	$(264,713)	$(1,038)	$29,371
Issuance of common stock through equity distribution agreement, net of offering costs of $203	570	1	1,503	—	—	1,504
Issuance of common stock from vesting of restricted stock units (Note 7)	73	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(251)	—	—	(251)
Issuance of common stock under employee stock purchase plan	42	—	88	—	—	88
Stock-based compensation expense	—	—	1,447	—	—	1,447
Net loss	—	—	—	(8,609)	—	(8,609)
Foreign currency translation adjustments	—	—	—	—	5	5
Balances at June 30, 2019	6,623	$7	$297,903	$(273,322)	$(1,033)	$23,555

	Six Months Ended June 30, 2018
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2017	5,729	$6	$291,163	$(227,704)	$(682)	$62,783
Impact of adoption of Accounting Standards Codification 606 on January 1, 2018	—	—	—	4,235	—	4,235
Issuance of common stock from vesting of restricted stock units (Note 7)	24	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(119)	—	—	(119)
Issuance of common stock under employee stock purchase plan	31	—	172	—	—	172
Stock-based compensation expense	—	—	2,058	—	—	2,058
Net loss	—	—	—	(17,388)	—	(17,388)
Foreign currency translation adjustments	—	—	4	—	(134)	(130)
Balances at June 30, 2018	5,784	$6	$293,278	$(240,857)	$(816)	$51,611

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(8,609)	$(17,388)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	981	1,557
Amortization of internally developed software	1,705	1,943
Amortization of intangible assets	1,000	1,341
Loss on disposals of property and equipment and right-of-use assets	14	—
Amortization of deferred costs to obtain and fulfill contracts	881	1,145
Unrealized foreign currency gains	(15)	(25)
Stock-based compensation related to equity awards and restricted stock	1,447	2,058
Provision for bad debts	(177)	35
Net change in operating leases	(234)	—
Changes in operating assets and liabilities
Accounts receivable	3,103	2,438
Prepaid expenses and other assets	485	(1,199)
Accounts payable	(777)	(877)
Accrued expenses and other liabilities	(217)	(425)
Net cash used in operating activities	(413)	(9,397)
Investing activities
Purchases of property and equipment	(86)	(200)
Capitalization of internally developed software	(870)	(1,295)
Net cash used in investing activities	(956)	(1,495)
Financing activities
Proceeds from issuance of common shares through equity distribution agreement, net of offering costs of $203	1,504	—
Payment of principal on finance lease liabilities	(682)	(656)
Employee taxes paid for withheld shares upon equity award settlement	(190)	(110)
Proceeds from employee stock purchase plan, net	80	165
Net cash provided by (used in) financing activities	712	(601)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	11	(124)
Net decrease in cash and cash equivalents and restricted cash	(646)	(11,617)
Cash and cash equivalents and restricted cash
Beginning of period	11,503	28,837
End of period	$10,857	$17,220
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$—	$308
Issuance of common stock under employee stock purchase plan	88	172

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated
Notes to Condensed Consolidated Financial Statements
(dollars and share numbers in thousands, except per share data)

1.	Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides enterprise marketing software for advertisers and agencies to integrate, align and amplify their digital advertising spend across the web and mobile devices. Offered as a unified software-as-a-service, or SaaS, advertising management solution for search, social, eCommerce and display advertising, the Company’s platform helps digital marketers convert precise audiences, improve financial performance and make better decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: Austin, Chicago, Dublin, London, New York, Paris, Portland, Shanghai and Tokyo.

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006, and management expects such losses to continue over the next several years. The Company incurred a net loss of $8,609 for the six months ended June 30, 2019, and a net loss of $41,244 for the year ended December 31, 2018. As of June 30, 2019, the Company had an accumulated deficit of $273,322. The Company had cash, cash equivalents and restricted cash of $10,857 as of June 30, 2019. Management expects to incur additional losses and experience negative operating cash flows in the future. To continue to fund operations, the Company plans to raise additional capital through an equity distribution agreement and lower operating costs, primarily through personnel cost savings resulting from employee attrition.

In March 2019, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) that the SEC declared effective on May 10, 2019 and under which it may offer a variety of equity and debt securities with an aggregate offering price of up to $50,000. As part of that shelf registration statement, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP Securities”) under which it may sell shares of its common stock up to a gross aggregate offering price of $13,000 (Note 6). For the three and six months ended June 30, 2019, the Company sold 570 shares of its common stock under this agreement for net proceeds of $1,504. The total amount of cash that will be generated under this equity distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of the Company’s common stock.

In January 2018, the Company initiated organizational restructuring plans (see Note 5) that resulted in significant cost savings for the six months ended June 30, 2019 as compared to the corresponding period in 2018 and are expected to continue to result in cost savings in 2019 as compared to 2018. The Company believes that its cash, cash equivalents and restricted cash will provide sufficient funds for the Company to continue as a going concern for at least 12 months from the date of issuance of these condensed consolidated financial statements. This determination is based on a number of factors, including projections that are predicated on the Company achieving certain levels of new bookings and customer renewals and operating cost savings primarily resulting from employee attrition.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for other interim periods or future years.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts that approximate fair value due to the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities and in consideration of the Company’s credit risk profile, the carrying value of outstanding lease liabilities (Note 9) approximates fair value as well.

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio based on historical experience, specific allowances for known troubled accounts and other available information. The Company does not require collateral from its customers, and it performs a regular review of its customers’ payment histories and associated credit risks. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers in addition to the agency itself. As of June 30, 2019 and December 31, 2018, the Company recorded an allowance for doubtful accounts of $2,031 and $2,651, respectively.

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of June 30, 2019, and December 31, 2018, the Company recorded an allowance for potential customer credits in the amount of $234 and $353, respectively.

Goodwill Impairment Assessment

The Company evaluates goodwill for impairment annually in the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs its goodwill impairment test using the simplified method, whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the goodwill is considered impaired by an amount equal to that difference. The Company previously recorded a goodwill impairment of $14,740 in the third quarter of 2018. Due to a sustained decline in the market capitalization of the Company’s common stock during the three months ended June 30, 2019, the Company performed an interim goodwill test. The Company determined that there was no impairment to the carrying value of goodwill as of June 30, 2019 as the fair value of the Company’s sole reporting unit was determined to be in excess of the net book value of the Company’s net assets.

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

See Note 2 for further discussion on the Company’s revenues.

Recent Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), or Accounting Standards Codification 842 (“ASC 842”), which superseded existing accounting guidance for leases. ASC 842 requires an entity to recognize an asset and lease liability for all leases with terms of more than 12 months. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective method. As a result, the Company has not changed previously disclosed amounts or provided additional disclosures for comparative periods. There was no impact to the Company’s opening balance of accumulated deficit. As part of this adoption, the Company elected the package of transitional practical expedients to not reassess (1) whether any contracts that existed prior to adoption have or contain leases, (2) the classification of existing leases or (3) initial direct costs for existing leases. The Company did not elect the practical expedient to use hindsight in determining its lease terms.

As a result of the adoption, the Company recorded right-of-use (“ROU”) assets of $14,589 and lease liabilities of $16,425 related to operating leases on January 1, 2019. ASC 842 did not have a material impact on the Company’s condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2019. Refer to Note 9 for further information on leases.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted ASU 2018-02 on January 1, 2019, which had no effect on its condensed consolidated financial statements for the three and six months ended June 30, 2019.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets and certain other instruments to require the use of a new forward-looking “expected loss” model that will generally result in earlier recognition of allowances for losses. This ASU will also require disclosure of more information related to these items. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

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

Subscription

The Company’s subscription contracts provide advertisers with access to the Company’s advertising management platform. Advertisers do not have the right to take possession of the software supporting the services at any time. These contracts are generally one year or less in length. The subscription fee under most contracts consists of the greater of a minimum monthly platform fee or variable consideration based on the volume of advertising spend managed through the Company’s platform at the contractual percentage of spend. The variable portion generally includes tiered pricing, whereby the percentage of spend charged decreases as the value of advertising spend increases. The tiered pricing resets monthly and is consistent throughout the contract term. The Company has concluded that this volume-based pricing approach does not constitute a future material right as the pricing tiers are consistent throughout the term of the contract and similar pricing is typically offered to similar classes of customers within the same geographical areas and markets. Certain subscription contracts consist of only a flat monthly platform fee. Subscription fees are generally invoiced on a monthly basis in arrears based on the actual amount of advertising spend managed on the platform. In certain limited circumstances, the Company will invoice an advertiser in advance for the contractual minimum monthly platform fee for a defined future period, which is typically three to six months.

The Company’s subscription services comprise a single stand-ready performance obligation satisfied over time as the advertiser simultaneously receives and consumes the benefit from the Company’s performance. This performance obligation constitutes a series of services that are substantially the same in nature and are provided over time using the same measure of progress. Revenues derived from these arrangements are recognized over time using an output method based upon the passage of time as this provides a faithful depiction of the pattern of transfer of control. Fixed minimum monthly platform fees are recognized ratably over the contract term as the single performance obligation is satisfied. Variable fees are allocated to the distinct month of the series in which they are earned because the terms of the variable payments relate specifically to the outcome from transferring the distinct time increment (month) of service and because such amounts reflect the fees to which the Company expects to be entitled for providing access to the advertising management platform for that period, consistent with the allocation objective of authoritative revenue guidance under Accounting Standards Codification 606 (“ASC 606”).

Strategic Agreements

The Company has entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, the Company receives consideration based on a percentage of the search advertising spend that its customers manage on its platform. These strategic agreements are generally billed on a quarterly basis.

The majority of the Company’s strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”). Under the Google Revenue Share Agreement, which constitutes a single performance obligation, the Company receives both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform. The Google Revenue Share Agreement requires the Company to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. The performance obligation is expected to be satisfied ratably over the two-year contractual term using the output method based upon the passage of time, as Google simultaneously receives and consumes the benefit from the Company’s performance, which provides a faithful depiction of the pattern of transfer of control. The Google Revenue Share Agreement has a three-year term; however, after two years, Google may terminate the Google Revenue Share Agreement with no penalty if the Company does not meet certain financial metrics. Accordingly, the Company accounts for the Google Revenue Share Agreement as a two-year agreement with one optional renewal year.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement by using the expected value method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the three and six months ended June 30, 2019, the Company recognized $3,041 and $5,962, respectively, in revenues from the Google Revenue Share Agreement, including $76 related to performance obligations satisfied in previous periods. As of June 30, 2019, the Company expects to recognize revenues totaling approximately $6,119 for the remaining six months of 2019, and $9,008 for the year ending December 31, 2020, related to remaining performance obligations under the Google Revenue Share Agreement.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States of America	$9,292	$9,584	$19,333	$19,795
United Kingdom	1,483	2,012	3,028	4,122
Other (1)	1,701	2,655	3,563	5,736
Total revenues, net	$12,476	$14,251	$25,924	$29,653

(1)	No individual country within the “Other” category accounted for 10% or more of revenues, net for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Subscriptions	$9,427	$13,897	$19,853	$28,912
Strategic agreements	3,049	354	6,071	741
Total revenues, net	$12,476	$14,251	$25,924	$29,653

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of June 30, 2019 and December 31, 2018 are presented in the accompanying condensed consolidated balance sheets. Included in the balance of accounts receivable, net as of June 30, 2019 and December 31, 2018 was $3,450 and $3,867, respectively, related to the Google Revenue Share Agreement executed in December 2018, which represented 35% and 30%, respectively, of accounts receivable, net as of those dates.

Customer Advances

In certain situations, the Company receives cash payments from customers in advance of its performance of the underlying services. These services are contracted on a weekly basis and cash payments are generally received on a weekly basis at amounts that are at the discretion of the customers, based on established advertising budgets. The unused portion of these advances from customers is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

Under the Company’s terms of service, individual customer advances that are not used by the customer for a period of 180 days become the property of the Company. The Company recognizes advances from customers that have remained outstanding for this period of time as breakage revenues at the time the Company has received full consideration and has no remaining obligations to the customer. For the three and six months ended June 30, 2019 and 2018, the Company recognized $95 and $154, respectively, in breakage revenues from balances previously included in the customer advances account. For the three and six months ended June 30, 2018, the Company recognized $48 and $122, respectively, in breakage revenues.

Deferred Strategic Agreement Revenues

Due to the timing of revenue recognition under the Google Revenue Share Agreement, the contractual billings exceed revenue recognized to date, resulting in a contract liability. As of June 30, 2019 and December 31, 2018, the Company recorded deferred strategic agreement revenues of $1,872 and $934, respectively, within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

Costs to Obtain and Fulfill Contracts

The Company capitalizes certain contract acquisition costs, consisting primarily of commissions and related payroll taxes, when customer contracts are signed. The Company also capitalizes certain contract fulfillment costs, consisting primarily of the portion of the payroll and fringe benefits of the Company’s professional services team that relates directly to performing on-boarding and integration services for new and existing customers (collectively, “deferred costs to obtain and fulfill contracts”).

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying condensed consolidated statements of comprehensive loss.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the six months ended June 30, 2019 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2018	$1,413	$606
Costs deferred	275	101
Amortization	(571)	(310)
Balances at June 30, 2019	$1,117	$397

3.	Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

	Estimated Useful Life	June 30, 2019	December 31, 2018
Software, including internally developed software	3 years	$26,388	$25,518
Computer equipment	3 to 4 years	22,728	22,714
Finance lease ROU assets	Shorter of useful life or lease term	5,067	5,067
Leasehold improvements	Shorter of useful life or lease term	4,645	4,778
Office equipment, furniture and fixtures	3 to 5 years	1,988	2,140
Total property and equipment		60,816	60,217
Less: Accumulated depreciation and amortization		(50,831)	(48,402)
Property and equipment, net		$9,985	$11,815

Finance lease ROU assets consist of computer equipment and were previously included in the Computer equipment line in filings for periods prior to 2019. Depreciation and amortization of internally developed software for the six months ended June 30, 2019 and 2018 was $2,686 and $3,500, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	June 30, 2019	December 31, 2018
Accrued salary and payroll-related expenses	$2,552	$3,695
Deferred strategic agreement revenues	1,872	934
Accrued liabilities	1,531	1,249
Finance lease liabilities	937	866
Income taxes payable	846	883
Advanced billings	721	859
Customer advances	347	432
Sales and use tax payable	34	244
Deferred rent	—	538
Other	879	932
Total accrued expenses and other current liabilities	$9,719	$10,632

4.	Goodwill and Intangible Assets

The goodwill activity for the six months ended June 30, 2019 consisted of the following:

Balance at December 31, 2018	$1,943
Foreign currency translation adjustments	(7)
Balance at June 30, 2019	$1,936

Intangible assets consisted of the following as of the dates presented:

	Estimated Useful Life	June 30, 2019	December 31, 2018
Developed technology	5 to 6 years	$9,910	$9,910
Customer relationships	4 years	—	2,080
Total intangible assets		9,910	11,990
Less: accumulated amortization		(8,972)	(10,052)
Intangible assets, net		$938	$1,938

Customer relationships were fully amortized as of June 30, 2019. Amortization of intangible assets was $468 and $651 for the three months ended June 30, 2019 and 2018, respectively, and $1,000 and $1,341 for the six months ended June 30, 2019 and 2018, respectively.

Future estimated amortization of intangible assets as of June 30, 2019, is presented below:

Remaining six months of 2019	$843
Year ending December 31, 2020	95
Total	$938

5.	Restructuring Activities

In January 2018, the Company initiated an organizational restructuring plan (the “2018 Restructuring Plan”) designed to reduce operating expenses in response to declines in revenues. The 2018 Restructuring Plan included a headcount reduction of approximately 13% of the Company’s workforce, the closure of certain leased facilities and the consolidation of space in the Company’s San Francisco headquarters. Actions pursuant to the 2018 Restructuring Plan were substantially complete as of June 30, 2019, and further associated costs are not expected to be material in future periods. The Company initiated certain other organizational restructuring plans during 2018 that also aimed to reduce operating expenses and primarily consisted of further headcount reductions.

For the three and six months ended June 30, 2019, the Company recorded $66 and $229, respectively, of restructuring related expenses in connection with the 2018 Restructuring Plan, as well as other organizational restructuring plans, in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2018, the Company recorded $84 and $946, respectively, of restructuring related expenses in connection with these restructuring plans in the accompanying condensed consolidated statements of operations.

6.	Shelf Registration Statement and At-the-Market Offering

On March 14, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019 and enables the Company to offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50,000. As part of this shelf registration, the Company entered into an equity distribution agreement with JMP Securities, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $13,000 through an at-the-market offering program administered by JMP Securities. The Company is not required to sell any securities under this offering program. JMP Securities is entitled to compensation of up to 5.0% of the gross proceeds from sales of the Company’s common stock pursuant to the equity distribution agreement.

For the three and six months ended June 30, 2019, the Company sold 570 shares of its common stock under this equity distribution agreement and received proceeds of $1,504, net of offering costs of $203, at a weighted average sales price of $3.00 per share. The amount of any future proceeds that may be realized from this equity distribution agreement depends on a variety of factors, including market conditions and the price of the Company’s common stock. As of June 30, 2019, the Company had common stock with an aggregate offering price of up to $11,293 available for issuance under the equity distribution agreement.

7.	Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013 the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 297 shares of common stock on January 1, 2019. As of June 30, 2019, 1,162 shares of common stock were reserved for issuance under the 2013 Plan.

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2018	436	$29.01	6.79	$—
Options granted	128	4.00	9.87	—
Options forfeited and cancelled	(11)	67.56	—	—
Balances at June 30, 2019	553	22.48	6.60	—
Options exercisable	350	31.75	5.97	—
Options vested	350	31.75	5.97	—
Options vested and expected to vest	525	23.33	7.06	—

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2018	834	$7.99
RSUs granted	646	4.18
RSUs vested	(74)	10.01
RSUs cancelled and withheld to cover taxes	(254)	7.19
Granted and unvested at June 30, 2019	1,152	$5.90

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for purchase periods each six months with the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 59 shares on January 1, 2019. As of June 30, 2019, 171 shares were reserved for issuance under the 2013 ESPP. During the three and six months ended June 30, 2019, 42 shares were issued under the 2013 ESPP. During the three and six months ended June 30, 2018, 31 shares were issued under the 2013 ESPP.

8.	Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $762 and $1,030 for the three months ended June 30, 2019 and 2018, respectively, and $1,447 and $2,058 for the six months ended June 30, 2019 and 2018, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions for its Black-Scholes option-pricing model for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividend yield	—	—	—	—
Expected volatility	66.4%	55.7%	66.4%	55.9%
Risk-free interest rate	2.18%	2.56%	2.18%	2.54%
Expected life of options (in years)	4.00	4.00	4.00	4.00

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

There were no exercises of stock options during the three and six months ended June 30, 2019 and 2018.

Compensation expense, net of estimated forfeitures, is recognized ratably over the requisite service period. As of June 30, 2019, there was $555 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

RSUs

As of June 30, 2019, there was $4,960 of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.6 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

Employee Stock Purchase Plan

The Company estimates the fair value of purchase rights under the 2013 ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the 2013 ESPP is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with assumptions substantially similar to those used for the valuation of stock option awards, with the exception of the expected life. The expected life is estimated to be six months, which is consistent with the purchase periods under the 2013 ESPP.

9.	Leases

Operating and Finance Leases

The Company evaluates new contractual arrangements at inception to determine if the contract is or contains a lease. For any contracts that are or contain a lease, the Company determines the appropriate classification of each identified lease as operating or finance. For all identified leases, the Company records the related lease liabilities and ROU assets based on the future minimum lease payments over the lease term, which only includes options to renew the lease if it is reasonably certain that the Company will exercise that option. For leases with original terms of twelve months or less, the Company recognizes the lease expense as incurred and does not recognize lease liabilities and ROU assets. The Company has operating leases for corporate offices worldwide and for space at a data center. Additionally, the Company leases computer equipment through various finance leases.

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments, on a collateralized basis over a similar term and in a similar economic environment. As of June 30, 2019, the weighted-average rate used in discounting the lease liabilities for ROU operating and finance leases was 6.8% and 6.1%, respectively. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet, while current finance lease liabilities are included in accrued expenses and other current liabilities, and non-current finance lease liabilities are included in other long-term liabilities on the condensed consolidated balance sheets. Balances classified as capital lease obligations under previous lease guidance are presented for all periods prior to the three and six months ended June 30, 2019 to conform to the presentation of finance lease liabilities under ASC 842.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheet, while ROU assets for finance leases are included within property and equipment, net. For operating leases, the Company recognizes the expense for lease payments on straight-line basis over the lease term. As of June 30, 2019, the weighted-average remaining lease term for ROU operating and finance leases was 2.5 years and 1.1 years, respectively.

As of June 30, 2019, the Company had net operating lease ROU assets of $10,410. Operating lease costs, consisting primarily of rental expense, were approximately $1,930 and $3,926, respectively, for the three and six months ended June 30, 2019, and $2,076 and $4,195, respectively, for the three and six months ended June 30, 2018. Variable rent expense was not significant for the three and six months ended June 30, 2019. In February 2019, the Company executed a new lease agreement for office space in Paris and exited its prior office space shortly thereafter. There were no material costs incurred associated with that exit. As part of the new lease, the Company was required to enter into an irrevocable $109 letter of credit. The cash used to secure the letter of credit has been classified as restricted cash on the accompanying condensed consolidated balance sheet.

At various dates between August 2015 and October 2016, the Company entered into finance lease arrangements with two separate manufacturers for computer equipment. These finance leases are collateralized by the underlying computer equipment. As of June 30, 2019, the Company had net finance lease ROU assets of $923. Finance lease ROU assets are included in property and equipment on the condensed consolidated balance sheets. Interest expense associated with finance leases is included within other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Finance lease costs for the three and six months ended June 30, 2019 consisted of $184 and $362, respectively, in depreciation of the leased assets, and $18 and $42, respectively, in interest expense. Costs associated with capital leases for the three and six months ended June 30, 2018 consisted of $379 and $759, respectively, in depreciation of the leased assets, and $39 and $82, respectively, in interest expense.

The maturities of operating lease and finance lease liabilities as of June 30, 2019 are as follows:

	Operating Leases	Finance Leases
2019 (remaining six months)	$4,087	$597
2020	3,682	552
2021	3,316	12
2022	1,865	—
Total lease payments	12,950	1,161
Less: Amount representing imputed interest	(1,003)	(44)
Present value of lease liabilities	11,947	1,117
Less: Current portion of lease liabilities	(5,423)	(937)
Non-current portion of lease liabilities	$6,524	$180

Supplemental cash flow information related to operating leases was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$682
Operating cash flows from finance leases	46
Operating cash flows from operating leases	4,215

ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—
Operating lease liabilities	812

The operating lease ROU asset obtained relates to the Paris office lease executed in February 2019, as well as a new Dublin office lease executed in May 2019.

Subleases

The Company also subleases portions of its San Francisco and Portland office spaces. In August 2018, the Company entered into agreements to (a) extend its existing sublease for a portion of its San Francisco office space through July 2022, and (b) sublease an additional 14,380 square feet of its San Francisco office space to an unrelated third party through July 2020, with a subtenant option to extend the sublease through July 2022. The Company’s sublease for its Portland office space is with an unrelated third party and expires in May 2020. Income from these sublease agreements is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income for the three and six months ended June 30, 2019 was $570 and $1,140, respectively, and for the three and six months ended June 30, 2018 was $277 and $554, respectively.

Future minimum amounts due under subleases as of June 30, 2019 were as follows:

Operating Sublease Income
2019 (remaining six months)	$1,129
2020	1,768
2021	1,105
2022	616
Total amounts due under subleases	$4,618

10.	Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Income tax expense for the three and six months ended June 30, 2019 was $58 and $91, respectively, on pre-tax losses of $3,945 and $8,518, respectively. As of June 30, 2019, the income tax rate varies from the federal income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three and six months ended June 30, 2019, the Company did not recognize any material interest or penalties related to uncertain tax positions.

11.	Net Loss Per Share Available to Common Stockholders

Basic net loss per share of common stock is calculated by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Basic and diluted net loss per share is the same for all periods presented, as the impact of all potentially dilutive outstanding securities was anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss available to common stockholders	$(4,003)	$(8,276)	$(8,609)	$(17,388)
Denominator:
Weighted average number of shares, basic and diluted	6,201	5,767	6,074	5,751
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.65)	$(1.44)	$(1.42)	$(3.02)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Six Months Ended June 30, June 30,
	2019	2018
Options to purchase common stock	553	548
Unvested RSUs	1,152	938
Total	1,705	1,486

12.	Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

13.	Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of June 30, 2019, no material amounts are recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of June 30, 2019 and the audited consolidated balance sheet as of December 31, 2018.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of June 30, 2019 and December 31, 2018.

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

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on March 14, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of digital marketing solutions for search, social, eCommerce and display advertising channels, offered as a unified software-as-a-service, or SaaS, advertising management platform for performance-driven advertisers and agencies. Our platform is an analytics, workflow and optimization solution for marketing professionals, enabling them to effectively manage their digital advertising spend. We market and sell our solutions to advertisers directly and through leading advertising agencies, and our customers collectively manage billions of dollars in advertising spend on our platform globally across a wide range of industries. We believe this makes us one of the largest providers of independent advertising cloud solutions. Our software solution is designed to help our customers:

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

●
MarinOne. Our next-generation solution that brings search, social and eCommerce advertising into a single-platform that helps advertisers maximize a customer journey that spans Google, Facebook and Amazon by combining the power of Marin Search and Marin Social with new channels like Amazon, Apple Search Ads and YouTube.

●
Marin Search. Our original solution for large advertisers and agencies, Marin Search is designed to provide search advertisers with the power, scale and flexibility required to manage large-scale advertising campaigns.

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

Components of Results of Operations

Revenues

We generate revenues principally from subscription contracts under which we provide advertisers with access to our search, social, eCommerce and display advertising management platform, either directly or through the advertiser’s relationship with an agency with whom we have a contract. Our subscription contracts are generally one year or less in length. Under subscription contracts with most of our direct advertisers and some independent agencies, we generally charge fees based on the amount of advertising spend that these customers manage through our platform or a contractual minimum monthly platform fee, whichever is greater. Certain of these customers are charged only a fixed monthly platform fee. Most of our subscription contracts with our network agency customers do not include a committed minimum monthly platform fee, and we charge fees based upon the amount of advertising spend that these customers manage through our platform. Due to the nature of the platform and the services performed under the subscription agreements, revenues are typically recognized in the amount billable to the advertiser.

Our long-term strategic agreements have historically included multiple-year terms and are invoiced quarterly. Our largest agreement with Google was entered into in December 2018 with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”) and includes both a fixed baseline amount and a variable portion based on a percentage of relevant advertising search spend above the baseline threshold that runs through our technology platform. We recognize the entire contract price under this agreement ratably over the initial minimum two-year term. Our other long-term strategic agreements are generally variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform. We expect that in the future, revenues from strategic agreements will continue to grow as a percentage of our total revenues, net.

Refer to Note 2 of the accompanying condensed consolidated financial statements for further discussion of our revenue recognition considerations.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside the United States represented 26% and 25% of total revenues for the three and six months ended June 30, 2019, respectively, and 33% for both the three and six months ended June 30, 2018.

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

In the near term, we expect cost of revenues to continue to decrease year-over-year in absolute dollars as we realign our cost structure with our revenues.

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

In the near term, we expect sales and marketing expenses to continue to decrease year-over-year in absolute dollars as we realign our cost structure with our revenues.

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

Our research and development efforts are focused on enhancing our software architecture, adding new features and functionality to our platform and improving the efficiency with which we deliver these services to our customers, including the development of MarinOne. In the near term, we expect research and development expenses to decrease year-over-year in absolute dollars as we realign our cost structure with our revenues.

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

In the near term, we expect our general and administrative expenses to decrease year-over-year in absolute dollars as we realign our cost structure with our revenues.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$12,476	100%	$14,251	100%	$25,924	100%	$29,653	100%
Cost of revenues (1) (2) (3)	5,929	48	6,963	49	11,740	45	14,535	49
Gross profit	6,547	52	7,288	51	14,184	55	15,118	51
Operating expenses
Sales and marketing (1) (2) (3)	4,087	33	6,154	43	8,721	34	13,535	46
Research and development (1) (2) (3)	4,660	37	5,817	41	9,555	37	11,972	40
General and administrative (1) (2) (3)	2,277	18	3,766	26	5,498	21	7,143	24
Total operating expenses	11,024	88	15,737	110	23,774	92	32,650	110
Loss from operations	(4,477)	(36)	(8,449)	(59)	(9,590)	(37)	(17,532)	(59)
Other income, net	532	4	377	3	1,072	4	672	2
Loss before provision for income taxes	(3,945)	(32)	(8,072)	(57)	(8,518)	(33)	(16,860)	(57)
Provision for income taxes	58	—	204	1	91	—	528	2
Net loss	$(4,003)	(32)%	$(8,276)	(58)%	$(8,609)	(33)%	$(17,388)	(59)%

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$142	$172	$267	$376
Sales and marketing	205	271	385	511
Research and development	269	314	550	653
General and administrative	146	273	245	518

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$234	$233	$468	$470
Sales and marketing	—	184	64	397
Research and development	234	234	468	471
General and administrative	—	—	—	3

(3)	Restructuring related expenses included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$—	$—	$6	$139
Sales and marketing	66	48	223	545
Research and development	—	—	—	115
General and administrative	—	36	—	147

Adjusted EBITDA

Adjusted EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, intangible assets, the capitalization of internally developed software, the impairment of goodwill and long-lived assets, interest expense, net, the provision for income taxes, other income or expenses, net and the non-recurring costs associated with acquisitions and restructurings. Prior to 2019, we also included deferred costs associated with contracts and the related amortization as an adjustment to net loss for the purposes of calculating Adjusted EBITDA, but we have updated our definition to no longer include those items. Adjusted EBITDA for prior periods has been adjusted to conform to current period presentation. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

●
Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization, capitalized software development costs, interest expense, net, provision for income taxes, other income or expenses, net and costs associated with acquisitions and restructurings, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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

We understand that although Adjusted EBITDA is widely used by investors and securities analysts in their evaluations of companies, it has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

●
Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

●	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

●	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(4,003)	$(8,276)	$(8,609)	$(17,388)
Depreciation	482	759	981	1,557
Amortization of internally developed software	955	986	1,705	1,943
Amortization of intangible assets	468	651	1,000	1,341
Provision for income taxes	58	204	91	528
Stock-based compensation expense	762	1,030	1,447	2,058
Capitalization of internally developed software	(388)	(602)	(870)	(1,295)
Restructuring related expenses	66	84	229	946
Other income, net	(532)	(377)	(1,072)	(672)
Adjusted EBITDA	$(2,132)	$(5,541)	$(5,098)	$(10,982)

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

Revenues, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Revenues, net	$12,476	$14,251	$(1,775)	(12)%	$25,924	$29,653	$(3,729)	(13)%

Revenues, net, for the three and six months ended June 30, 2019 decreased $1.8 million and $3.7 million, respectively, or 12% and 13%, respectively, as compared to the corresponding periods in 2018. During the preceding 12 months, we experienced ongoing customer turnover that was not fully offset by new customer bookings. Revenues, net for the three and six months ended June 30, 2019 are inclusive of $3.0 million and $6.0 million, respectively, from the Google Revenue Share Agreement that became effective in the fourth quarter of 2018, as described in Note 2 to the condensed consolidated financial statements.

For the three and six months ended June 30, 2019, revenues, net from our customers located in the United States represented 74% and 75%, respectively, of total revenues, net, and for the three and six months ended June 30, 2018, revenues net from our customers located in the United States represented 67% (for both periods) of total revenues, net. Revenues, net from the Google Revenue Share Agreement accounted for 24% and 23%, respectively, of total revenues, net for the three and six months ended June 30, 2019. There were no other customers that accounted for 10% or greater of our revenues, net for the three and six months ended June 30, 2019 and 2018.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Cost of revenues	$5,929	$6,963	$(1,034)	(15)%	$11,740	$14,535	$(2,795)	(19)%
Gross profit	6,547	7,288	(741)	(10)	14,184	15,118	(934)	(6)
Gross profit percentage	52%	51%			55%	51%

Cost of revenues for the three and six months ended June 30, 2019 decreased $1.0 million and $2.8 million, respectively, or 15% and 19%, respectively, as compared to the corresponding periods in 2018. The decrease was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which for the three and six months ended June 30, 2019 led to decreases of $0.6 million and $1.4 million, respectively, in compensation and benefits expense, including stock-based compensation, as compared to the same periods in 2018. This reduction in headcount also contributed to a decrease in allocated facilities and information technology costs of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2019. We also experienced decreases of $0.2 million and $0.5 million, respectively, in hosting costs during the three and six months ended June 30, 2019, due to a decline in the usage of our hosted platform from the corresponding periods in 2018. Additionally, for the three and six months ended June 30, 2019, depreciation and amortization of internally developed software decreased $0.2 million and $0.6 million, respectively, due primarily to the nature and timing of capital expenditures and internal projects as compared to the corresponding periods in 2018.

Our gross margin increased to 52% and 55% for the three and six months ended June 30, 2019, respectively, as compared to 51% for both the corresponding periods in 2018. This was due in part to the impact of the Google Revenue Share Agreement, which generated $3.0 million and $6.0 million in revenues for the three and six months ended June 30, 2019, respectively, with minimal corresponding increase to cost of revenues. These increases are also reflective of our continued efforts to reduce costs, which included significant headcount reduction through both natural attrition and restructuring activities initiated in 2018 (refer to Note 5 of the accompanying condensed consolidated financial statements).

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$4,087	$6,154	$(2,067)	(34)%	$8,721	$13,535	$(4,814)	(36)%
Percent of revenues, net	33%	43%			34%	46%

Sales and marketing expenses for the three and six months ended June 30, 2019 decreased $2.1 million and $4.8 million, respectively, or 34% and 36%, respectively, as compared to the corresponding periods in 2018. These decreases were primarily due to a reduction in global sales support and marketing headcount, including reductions that were part of our restructuring activities during 2018 (refer to Note 5 of the accompanying condensed consolidated financial statements), contributing to net decreases of $1.3 million and $3.0 million, respectively, in personnel-related costs, and $0.2 million and $0.5 million, respectively, in allocated facilities and information technology for the three and six months ended June 30, 2019. As the majority of our restructuring activities were completed in 2018, we incurred $0.3 million less in restructuring costs for the six months ended June 30, 2019, as compared to the corresponding period in the prior year. Amortization expense related to our intangible assets declined $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2019, as certain customer relationship intangible assets became fully amortized in the first quarter of 2019. The remaining decreases during the three and six months ended June 30, 2019 were primarily the result of lower marketing costs of $0.3 million and $0.5 million, respectively.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Research and development	$4,660	$5,817	$(1,157)	(20)%	$9,555	$11,972	$(2,417)	(20)%
Percent of revenues, net	37%	41%			37%	40%

Research and development expenses for the three and six months ended June 30, 2019 decreased $1.2 million and $2.4 million, respectively, or 20% (for both periods) as compared to the corresponding periods in 2018. The decrease was primarily due to a reduction in the number of full-time research and development personnel, resulting in decreases of $0.9 million and $1.9 million, respectively, in compensation expense, and $0.1 million and $0.2 million, respectively, in allocated facilities and information technology as compared to the same periods in 2018. The decreases were further driven by lower professional fees of $0.2 million and $0.3 million, respectively, as we reduced the number of research and development contractors as compared to the corresponding periods in 2018.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
General and administrative	$2,277	$3,766	$(1,489)	(40)%	$5,498	$7,143	$(1,645)	(23)%
Percent of revenues, net	18%	26%			21%	24%

General and administrative expenses for the three and six months ended June 30, 2019 decreased $1.5 million and $1.6 million, respectively, or 40% and 23%, respectively, as compared to the corresponding periods in 2018. Compensation and benefits expense for the three and six months ended June 30, 2019 decreased by $0.6 million and $1.3 million, respectively, as compared to the corresponding periods in 2018, primarily due to reduction in headcount. These decreases are also reflective of lower professional fees of $0.2 million for both the three and six months ended June 30, 2019, due largely to reductions in accounting and legal costs. The remaining decreases were largely driven by the provision for bad debts, which was a credit of $0.4 million and $0.2 million, respectively, for the three and six months ended June 30, 2019, as compared to an expense of $0.2 million and less than $0.1 million, respectively, for the same periods in 2018. The reversal of previously recorded bad debt expense is primarily the result our success in collecting on past due receivables.

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Other income, net	532	377	155	41%	1,072	672	400	60%

Other income, net, primarily consists of sublease income recorded under agreements for portions of our San Francisco and our Portland office spaces, with terms through July 2022 and May 2020, respectively, as well as foreign currency transaction gains and losses and interest income and expense. For the three and six months ended June 30, 2019, we earned sublease income of $0.6 million and $1.1 million, respectively, as compared to $0.3 million and $0.6 million, respectively, for the corresponding periods in 2018. Foreign currency transaction losses were less than $0.1 million for both the three and six months ended June 30, 2019, as compared to foreign currency transaction gains of $0.1 million for both the three and six months ended June 30, 2018.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Provision for income taxes	$58	$204	$(146)	(72)%	$91	$528	$(437)	(83)%

The provision for income taxes for both the three and six months ended June 30, 2019 totaled $0.1 million, primarily due to profits earned by our wholly owned foreign subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering, or IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into capital lease arrangements to fund capital purchases. As of June 30, 2019, our principal sources of liquidity were our unrestricted cash and cash equivalents of $9.9 million and our finance lease arrangements. The approximate weighted average interest rate on our outstanding finance lease liabilities as of June 30, 2019 was 6.1%. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain a $0.9 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco. This balance is reflected as restricted cash on the consolidated balance sheets of the accompanying condensed consolidated financial statements. In March 2019, we entered into a $0.1 million irrevocable letter of credit to secure the non-cancelable lease we executed for our new office in Paris, and we were required to restrict an additional $0.1 million of our cash and cash equivalents from use to secure that letter of credit. This balance is also reflected as restricted cash on the consolidated balance sheet of the accompanying condensed consolidated financial statements.

We maintain cash balances in our foreign subsidiaries. As of June 30, 2019, we had $9.9 million of unrestricted cash and cash equivalents in aggregate, of which $3.2 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "TCJA"), which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries, and a tax on earnings of foreign subsidiaries in excess of a specified return on the subsidiaries' tangible assets, known as the Global Intangible Low-Taxed Income ("GILTI"). We completed our analysis of the accounting for the transition tax and GILTI in the fourth quarter of 2018 and determined that no such taxes will be due, as our foreign subsidiaries have accumulated significant losses. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

On March 14, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019, under which we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50.0 million. As part of the shelf registration statement, we entered into an equity distribution agreement with JMP Securities LLC ("JMP Securities") under which we may offer and sell shares of our common stock having an aggregate offering price of up to $13.0 million through an at-the-market offering program administered by JMP Securities. We are not required to sell any of our stock under this program. JMP Securities is entitled to compensation of up to 5.0% of the gross proceeds from sales of our common stock pursuant to the equity distribution agreement. We intend to use any net proceeds from the sale of securities under the equity distribution agreement primarily to fund research and development of our technology and for working capital and general corporate purposes. For the three and six months ended June 30, 2019, we sold 570 shares of our common stock under this equity distribution agreement, and received proceeds of $1.5 million, net of offering costs of $0.2 million, at a weighted average sales price of $3.00 per share. The total amount of cash that will be generated under this equity distribution agreement is uncertain and depends on a variety of factors, including market conditions and the price of our common stock. As of June 30, 2019, we had common stock with an aggregate offering price of up to $11,293 available for issuance under the equity distribution agreement.

Based on our current and anticipated level of operations, including our internal forecasts and projections, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. This is dependent in part on achieving planned levels of new bookings and customer renewals, as well as operating cost savings primarily resulting from employee  attrition. Our future capital requirements will depend on many factors, including our ability to improve revenue performance, the timing and extent of spending to support product development efforts and the timing of introductions of new features and enhancements to our platform. To the extent that existing cash and cash equivalents are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Further actions to reduce costs may also be necessary, including additional restructurings such as the one initiated in 2018 (see Note 5 of the accompanying condensed consolidated financial statements).

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(413)	$(9,397)
Net cash used in investing activities	(956)	(1,495)
Net cash provided by (used in) financing activities	712	(601)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	11	(124)
Net decrease in cash and cash equivalents and restricted cash	$(646)	$(11,617)

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

Cash used in operating activities during the six months ended June 30, 2019 of $0.4 million was primarily the result of a net loss of $8.6 million, adjusted for non-cash expenses of $5.6 million, which primarily included depreciation, amortization, stock-based compensation expense, provision for bad debts and net changes in operating leases. This was further increased by a $2.6 million net change in working capital items, most notably (1) a decrease in accounts receivable of $3.1 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.5 million related to the timing of related disbursements and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $1.0 million due to the timing of related disbursements and customer advances.

Cash used in operating activities during the six months ended June 30, 2018 of $9.4 million was primarily the result of a net loss of $17.4 million, adjusted for non-cash expenses of $8.1 million, which primarily included depreciation, amortization, stock-based compensation expense and recovery from bad debts. This was further increased by a $0.1 million net change in working capital items, most notably (1) a decrease in accounts receivable of $2.4 million due to the decrease in revenues and the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $1.2 million related to the timing of related disbursements and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $1.3 million due to the timing of related disbursements and customer advances.

Investing Activities

During the six months ended June 30, 2019 and 2018, investing activities primarily consisted of purchases of property and equipment, including leasehold improvements, technology hardware and software to support our business, as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2019 was $0.7 million. This was primarily due to $1.5 million of net proceeds from the issuance of common shares pursuant to our equity distribution agreement with JMP Securities and $0.1 million of proceeds from net contributions to the 2013 Employee Stock Purchase Plan (“2013 ESPP”), offset by $0.7 million of net repayments under our right-of-use finance lease liabilities and $0.2 million in employee taxes paid for withheld shares upon the settlement of equity awards.

Cash used in financing activities during the six months ended June 30, 2018 was $0.6 million. This was primarily due to $0.7 million of net repayments under our capital lease arrangements (under previous lease guidance) and $0.1 million in employee taxes paid for withheld shares upon the settlement of equity awards, partially offset by $0.2 million of proceeds from net contributions to the 2013 ESPP.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three and six months ended June 30, 2019 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2018 filed with the SEC on March 14, 2019, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of June 30, 2019, other than subleases, as described in the Notes to the unaudited condensed consolidated financial statements, and the irrevocable letters of credit described in the “Liquidity and Capital Resources” section above.

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

We believe the estimates, assumptions and judgments involved in revenue recognition, accounting for income taxes, reserving for doubtful accounts receivable and impairment assessments of our goodwill, intangible assets and other long-lived assets have the greatest potential impact on our unaudited condensed consolidated financial statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.

Other than the changes to lease accounting under Accounting Standards Codification 842 (Note 9), there have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year 2018 filed with the SEC on March 14, 2019, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of June 30, 2019, we had cash and cash equivalents of $9.9 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2019, we had an aggregate of $1.1 million in finance lease liabilities outstanding. These right-of-use finance lease obligations carry fixed interest rates that range from 5.2% to 7.9%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding right-of-use finance lease obligations. Changes in interest rates would, however, affect operating results and cash flows because of the variable rate nature of our obligations. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of June 30, 2019, would result in an insignificant impact to interest expense for the three months ended June 30, 2019.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 25% and 33%, respectively, for the six months ended June 30, 2019 and 2018. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were $(0.1) million and $(0.2) million, respectively, for the three and six months ended June 30, 2019, and $0.1 million for both the three and six months ended June 30, 2018. Transaction gains and losses are included in other income (expenses), net.

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

Item 4.	Controls and Procedures

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $41.2 million during 2018, and a net loss of $8.6 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $273.3 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. We do not expect to be profitable in 2019 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flows, and we may need to sell additional securities, sell assets, borrow additional funds or reduce operating expenses to continue as a going concern.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives, and other business activities. We anticipate that increasing our market share for our current services through sales and marketing efforts, continuing development of new platform features and delivering efficient service to customers will require additional capital and expenditures. If we continue to burn cash without a corresponding increase to revenue, we will need to sell additional securities, sell assets, borrow additional funds or reduce operating expenses through successful cost-cutting measures to continue as a going concern. There is no guarantee that we will be able to issue additional securities or sell assets in future periods or borrow additional funds on commercially reasonable terms, or at all, in order to meet our cash needs. Further, there is no guarantee that we will be able to successfully reduce our operating expenses through successful cost-cutting measures. Our ability to continue as a going concern may be adversely affected if we are unable to raise additional cash or reduce our operating expenses.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform.  The majority of our strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”). Under the Google Revenue Share Agreement, we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform.  For the three and six months ended June 30, 2019, we realized revenues of $3.0 million and $6.0 million, respectively, from the Google Revenue Share Agreement.  The Google Revenue Share Agreement has a three-year term; however, after two years, Google may terminate the Google Revenue Share Agreement with no penalty if we do not meet certain financial metrics.  Our results of operations would be adversely affected if the Google Revenue Share Agreement is terminated or adversely modified.

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

Increasing our customer base and achieving broader market acceptance of our software platform may depend to an extent on our ability to expand our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new customers and our marketing organization to generate a sufficient pipeline of qualified sales leads. We may need to expand our sales team in order to increase revenues from new and existing customers and to further penetrate our existing markets and expand into new markets, but may not be able to attract and hire qualified sales personnel quickly enough or at all. Our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate, train or retain sufficient highly qualified sales personnel. In addition, we may need to invest in lead generation activities to develop our pipeline of qualified opportunities for our sales force, which could increase our marketing expenses. If our lead generation activities do not increase our pipeline or if our sales force is unable to close opportunities at a high rate, then we may not generate an increase in revenues.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform.  The majority of our strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”). Under the Google Revenue Share Agreement, we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform.  For the three and six months ended June 30, 2019, we realized revenues of $3.0 million and $6.0 million, respectively, from the Google Revenue Share Agreement.  The Google Revenue Share Agreement has a three-year term; however, after two years, Google may terminate the Google Revenue Share Agreement with no penalty if we do not meet certain financial metrics.  Our results of operations would be adversely affected if the Google Revenue Share Agreement is terminated or adversely modified.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

●	the level of advertising spend managed through our platform for a particular quarter;

●	fluctuations in the contractual rates of our strategic agreements with publishers;

●	customer renewal rates, and the pricing and usage of our platform in any renewal term;

●	demand for our platform and the size and timing of our sales;

●	customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;

●	any termination or adverse changes in the Google Revenue Share Agreement, or any changes in any other current or future strategic agreements with publishers;

●	delays in projects to upgrade our own software platform infrastructure and any resulting delays in releasing new features;

●	network outages, platform downtime, software bugs or security breaches and any associated credits, warranty claims or other expenses;

●	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;

●	market acceptance of our current and future solutions;

●	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;

●	budgeting cycles of our customers;

●	our potentially lengthy sales cycle;

●	our ability to control costs, including our operating expenses;

●	the amount and timing of infrastructure costs and operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

●	hiring or separation of employees;

●	foreign currency exchange rate fluctuations; and

●	general economic and political conditions in our domestic and international markets.

Based upon all of the factors described above, we have a limited ability to forecast our future revenues, costs and expenses, and as a result, our operating results may from time to time fall below our estimates or the expectations of public market analysts and investors.

Future acquisitions or divestitures, strategic investments, partnerships or alliances could be difficult to integrate or complete, divert the attention of key management personnel, disrupt our business, dilute shareholder value and adversely affect our results of operations and financial condition.

We acquired businesses in the past and may seek to acquire or sell businesses, products or technologies in the future. However, we have limited experience in acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms and/or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues.

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For instance, in connection with our prior acquisitions, we issued shares of our common stock. We may consider sales of certain non-core businesses, products, technologies or other assets from time to time. We may not be successful in identifying buyers for any such assets or in negotiating the terms of any such sale. Any such sale could disrupt our business and adversely affect our results of operations.

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

During the year ended December 31, 2018, the market capitalization of our publicly traded common stock sustained a decline to the extent that it fell below the book value of our net assets, triggering the need to perform a goodwill impairment test. As a result of this test, we identified and recorded goodwill impairment expense of $14.7 million for the year ended December 31, 2018. As additional facts, circumstances or assumptions change in the future, we may be required to record additional impairment charges to reduce the carrying value of our goodwill, intangible assets and other long-term assets. No impairment was recorded for the three and six months ended June 30, 2019.

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to June 30, 2019) has been volatile. Factors affecting the market price of our common stock include:

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

From January 1, 2017 through June 30, 2019, the closing sales price of our common stock on the New York Stock Exchange (from January 1, 2017 through June 19, 2018), and The Nasdaq Global Market (from June 20, 2018 to June 30, 2019) ranged from $2.20 to $18.55 per share (retroactively adjusting for the one-for-seven reverse stock split, which became effective on October 5, 2017). Because our stock price has been volatile, investing in our common stock is risky.

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

On March 14, 2019, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on May 10, 2019. Pursuant to an equity distribution agreement between us and JMP Securities LLC (“JMP”), common stock with an aggregate offering price of up to $13.0 million may be issued and sold pursuant to an “at-the-market” offering for sales of our common stock. Subject to certain limitations in the equity distribution agreement and compliance with applicable law, we have the discretion to deliver a sales notice to JMP at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JMP pursuant to the terms of the sales agreement. The number of shares that are sold by JMP after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JMP. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. As of the date hereof, 570 thousand shares of our common stock have been sold pursuant to the equity distribution agreement, for net proceeds of $1.5 million. As of June 30, 2019, we had common stock with an aggregate offering price of up to $11,293 available for issuance under the equity distribution agreement.

Because management has broad discretion as to the use of the net proceeds from our future sales of securities, you may not agree with how we use them, and such proceeds may not be applied successfully.

Our management will have broad discretion over the use of proceeds from future sales of our securities. We currently intend to use the net proceeds from our “at-the-market” offering to fund research and development of our technology and for working capital and general corporate purposes. However, our management will have broad discretion in the application of the net proceeds from such offering and any future offerings and could spend the proceeds in ways that do not necessarily improve our operating results or enhance the value of our common stock, or that you otherwise do not agree with. The failure of our management to apply these funds effectively could, among other things, result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

Delaware law and provisions in our restated certificate of incorporation and restated bylaws could make a merger, tender offer, or proxy contest difficult, and limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees, thereby depressing the trading price of our common stock.

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

MARIN SOFTWARE INCORPORATED

Dated: August 8, 2019	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2019	By:	/s/ Bradley W. Kinnish
Bradley W. Kinnish
Chief Financial Officer
(Principal Financial and Accounting Officer)