Form 10-Q
period 2019-09-30
MARIN SOFTWARE INC
filed 2019-11-07
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-35838

Marin Software Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4647180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

123 Mission Street, 27th Floor, San Francisco, CA (Address of Principal Executive Offices)	94105 (Zip Code)

(415) 399-2580

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	MRIN	The Nasdaq Global Market

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

As of November 4, 2019, the registrant had 6,644,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At September 30,	At December 31,
	2019	2018*
Assets
Current assets:
Cash and cash equivalents	$9,167	$10,210
Restricted cash	971	1,293
Accounts receivable, net	9,258	12,906
Prepaid expenses and other current assets	3,949	4,642
Total current assets	23,345	29,051
Property and equipment, net	9,763	11,815
Right-of-use assets, operating leases	8,641	—
Goodwill	1,868	1,943
Intangible assets, net	470	1,938
Other non-current assets	1,508	2,045
Total assets	$45,595	$46,792
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,908	$2,699
Accrued expenses and other current liabilities	10,721	10,632
Operating lease liabilities	4,294	—
Total current liabilities	16,923	13,331
Operating lease liabilities, non-current	5,696	—
Other long-term liabilities	2,098	4,090
Total liabilities	24,717	17,421
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value - 142,857 shares authorized, 6,642 and 5,938 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	7	6
Additional paid-in capital	298,553	295,116
Accumulated deficit	(276,595)	(264,713)
Accumulated other comprehensive loss	(1,087)	(1,038)
Total stockholders’ equity	20,878	29,371
Total liabilities and stockholders’ equity	$45,595	$46,792

*	Derived from the Company’s audited consolidated financial statements as of December 31, 2018.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues, net	$11,728	$13,153	$37,652	$42,806
Cost of revenues	5,567	6,459	17,307	20,994
Gross profit	6,161	6,694	20,345	21,812
Operating expenses
Sales and marketing	3,732	5,296	12,453	18,831
Research and development	3,872	5,471	13,427	17,443
General and administrative	2,631	2,921	8,129	10,064
Impairment of goodwill	—	14,740	—	14,740
Total operating expenses	10,235	28,428	34,009	61,078
Loss from operations	(4,074)	(21,734)	(13,664)	(39,266)
Other income, net	640	336	1,712	1,008
Loss before (benefit from) provision for income taxes	(3,434)	(21,398)	(11,952)	(38,258)
(Benefit from) provision for income taxes	(161)	96	(70)	624
Net loss	(3,273)	(21,494)	(11,882)	(38,882)
Foreign currency translation adjustments	(54)	(93)	(49)	(227)
Comprehensive loss	$(3,327)	$(21,587)	$(11,931)	$(39,109)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(0.49)	$(3.71)	$(1.90)	$(6.75)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	6,631	5,787	6,262	5,763
Stock-based compensation expense is allocated as follows (Note 8):
Cost of revenues	$127	$160	$394	$536
Sales and marketing	155	181	540	692
Research and development	266	339	816	992
General and administrative	105	195	350	713
Amortization of intangible assets is allocated as follows (Note 4):
Cost of revenues	234	234	702	704
Sales and marketing	—	130	64	527
Research and development	234	234	702	705
General and administrative	—	—	—	3
Restructuring related expenses are allocated as follows (Note 5):
Cost of revenues	—	37	6	176
Sales and marketing	—	113	223	658
Research and development	—	—	—	115
General and administrative	—	11	—	158

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at June 30, 2019	6,623	$7	$297,903	$(273,322)	$(1,033)	$23,555
Issuance of common stock from vesting of restricted stock units (Note 7)	19	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	653	—	—	653
Net loss	—	—	—	(3,273)	—	(3,273)
Foreign currency translation adjustments	—	—	—	—	(54)	(54)
Balances at September 30, 2019	6,642	$7	$298,553	$(276,595)	$(1,087)	$20,878

	Three Months Ended September 30, 2018
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at June 30, 2018	5,784	$6	$293,278	$(240,857)	$(816)	$51,611
Issuance of common stock from vesting of restricted stock units (Note 7)	6	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(18)	—	—	(18)
Stock-based compensation expense	—	—	875	—	—	875
Net loss	—	—	—	(21,494)	—	(21,494)
Foreign currency translation adjustments	—	—	—	—	(93)	(93)
Balances at September 30, 2018	5,790	$6	$294,135	$(262,351)	$(909)	$30,881

	Nine Months Ended September 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2018	5,938	$6	$295,116	$(264,713)	$(1,038)	$29,371
Issuance of common stock through at-the-market offering, net of offering costs of $203	570	1	1,503	—	—	1,504
Issuance of common stock from vesting of restricted stock units (Note 7)	92	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(254)	—	—	(254)
Issuance of common stock under employee stock purchase plan	42	—	88	—	—	88
Stock-based compensation expense	—	—	2,100	—	—	2,100
Net loss	—	—	—	(11,882)	—	(11,882)
Foreign currency translation adjustments	—	—	—	—	(49)	(49)
Balances at September 30, 2019	6,642	$7	$298,553	$(276,595)	$(1,087)	$20,878

	Nine Months Ended September 30, 2018
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2017	5,729	$6	$291,163	$(227,704)	$(682)	$62,783
Impact of adoption of Accounting Standards Codification 606 on January 1, 2018	—	—	—	4,235	—	4,235
Issuance of common stock from vesting of restricted stock units (Note 7)	30	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(137)	—	—	(137)
Issuance of common stock under employee stock purchase plan	31	—	172	—	—	172
Stock-based compensation expense	—	—	2,933	—	—	2,933
Net loss	—	—	—	(38,882)	—	(38,882)
Foreign currency translation adjustments	—	—	4	—	(227)	(223)
Balances at September 30, 2018	5,790	$6	$294,135	$(262,351)	$(909)	$30,881

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(11,882)	$(38,882)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill	—	14,740
Depreciation	1,475	2,185
Amortization of internally developed software	2,762	2,871
Amortization of intangible assets	1,468	1,939
Loss on disposals of property and equipment and right-of-use assets	13	3
Amortization of deferred costs to obtain and fulfill contracts	1,240	1,624
Unrealized foreign currency gains	(52)	(12)
Stock-based compensation expense related to equity awards	2,100	2,933
Provision for bad debts	(47)	(194)
Net change in operating leases	(421)	—
Changes in operating assets and liabilities:
Accounts receivable	3,728	3,773
Prepaid expenses and other assets	1	(824)
Accounts payable	(774)	(751)
Accrued expenses and other liabilities	737	(181)
Net cash provided by (used in) operating activities	348	(10,776)
Investing activities
Purchases of property and equipment	(92)	(580)
Proceeds from disposals of property and equipment	—	3
Capitalization of internally developed software	(1,874)	(1,693)
Net cash used in investing activities	(1,966)	(2,270)
Financing activities
Proceeds from issuance of common shares through at-the-market offering, net of offering costs of $203	1,504	—
Payment of principal on finance lease liabilities	(986)	(971)
Employee taxes paid for withheld shares upon equity award settlement	(295)	(137)
Proceeds from employee stock purchase plan, net	123	249
Net cash provided by (used in) financing activities	346	(859)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(93)	(242)
Net decrease in cash and cash equivalents and restricted cash	(1,365)	(14,147)
Cash and cash equivalents and restricted cash
Beginning of period	11,503	28,837
End of period	$10,138	$14,690
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$318	$2
Issuance of common stock under employee stock purchase plan	88	172

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides enterprise marketing software for advertisers and agencies to integrate, align and amplify their digital advertising spend across the web and mobile devices. Offered as a unified software-as-a-service (“SaaS”) advertising management solution for search, social, eCommerce and display advertising, the Company’s platform helps digital marketers convert precise audiences, improve financial performance and make better decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: Austin, Chicago, Dublin, London, New York, Paris, Portland, Shanghai and Tokyo.

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006, and management expects such losses to continue over the next several years. The Company incurred a net loss of $11,882 for the nine months ended September 30, 2019, and a net loss of $41,244 for the year ended December 31, 2018. As of September 30, 2019, the Company had an accumulated deficit of $276,595. The Company had cash, cash equivalents and restricted cash of $10,138 as of September 30, 2019. Management expects to incur additional losses and experience negative operating cash flows in the future. The Company’s ability to achieve its business objectives and to continue to meet its obligations is dependent upon maintaining a certain level of liquidity. To meet its liquidity objectives, the Company intends to raise additional capital through its equity distribution agreement, enter into other strategic agreements and continue to lower its operating costs through additional cost saving activities. If the Company is unable to raise sufficient additional capital or unable to consummate other strategic agreements, the Company may be required to initiate further cost savings activities through additional headcount reductions, such as the organizational restructuring initiated in 2018 (see Note 5).

In March 2019, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) that the SEC declared effective on May 10, 2019 and under which it may offer a variety of equity and debt securities with an aggregate offering price of up to $50,000. As part of that shelf registration statement, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP Securities”) under which it may sell shares of its common stock up to a gross aggregate offering price of $13,000 (Note 6). For the nine months ended September 30, 2019, the Company sold 570 shares of its common stock under this agreement for net proceeds of $1,504. The total amount of cash that may be generated under this equity distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of the Company’s common stock.

The Company believes that its cash, cash equivalents and restricted cash will provide sufficient funds for the Company to continue as a going concern for at least 12 months from the date of issuance of these condensed consolidated financial statements. This determination is based on a number of factors, including projections that are predicated on the Company achieving certain levels of new bookings and customer renewals and operating cost savings primarily resulting from lower personnel costs.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for other interim periods or future years.

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

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio based on historical experience, specific allowances for known troubled accounts and other available information. The Company does not require collateral from its customers, and it performs a regular review of its customers’ payment histories and associated credit risks. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers in addition to the agency itself. As of September 30, 2019 and December 31, 2018, the Company recorded an allowance for doubtful accounts of $1,891 and $2,651, respectively.

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of September 30, 2019, and December 31, 2018, the Company recorded an allowance for potential customer credits in the amount of $298 and $353, respectively.

Goodwill Impairment Assessment

The Company evaluates goodwill for impairment annually in the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs its goodwill impairment test using the simplified method, whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the goodwill is considered impaired by an amount equal to that difference. The Company previously recorded a goodwill impairment of $14,740 in the third quarter of 2018. Due to a sustained decline in the market capitalization of the Company’s common stock during the three months ended September 30, 2019, the Company performed an interim goodwill test. The Company determined that there was no impairment to the carrying value of goodwill as of September 30, 2019 as the fair value of the Company’s sole reporting unit was determined to be in excess of the net book value of the Company’s net assets.

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

As a result of the adoption, the Company recorded right-of-use (“ROU”) assets of $14,589 and lease liabilities of $16,425 related to operating leases on January 1, 2019. ASC 842 did not have a material impact on the Company’s condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2019. Refer to Note 9 for further information on leases.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted ASU 2018-02 on January 1, 2019, which had no effect on its condensed consolidated financial statements for the three and nine months ended September 30, 2019.

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

2. Revenues

Revenue Recognition

The Company generates its revenues principally from subscriptions, either directly with advertisers or with advertising agencies, to its platform for the management of search, social, eCommerce and display advertising. It also generates a portion of its revenues from long-term strategic agreements with certain leading publishers. Revenues are recognized when control of these services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies its performance obligations.

Subscription

The Company’s subscription contracts provide advertisers with access to the Company’s advertising management platform. Advertisers do not have the right to take possession of the software supporting the services at any time. These contracts are generally one year or less in length. The subscription fee under most contracts consists of the greater of a minimum monthly platform fee or variable consideration based on the volume of advertising spend managed through the Company’s platform at the contractual percentage of spend. The variable portion generally includes tiered pricing, whereby the percentage of spend charged decreases as the value of advertising spend increases. The tiered pricing resets monthly and is consistent throughout the contract term. The Company has concluded that this volume-based pricing approach does not constitute a future material right as the pricing tiers are consistent throughout the term of the contract and similar pricing is typically offered to similar classes of customers within the same geographical areas and markets. Certain subscription contracts consist of only a flat monthly platform fee. Subscription fees are generally invoiced on a monthly basis in arrears based on the actual amount of advertising spend managed on the platform. In certain limited circumstances, the Company will invoice an advertiser in advance for the contractual minimum monthly platform fee for a defined future period, which is typically three to 12 months.

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

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement by using the expected value method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the three and nine months ended September 30, 2019, the Company recognized $3,026 and $8,988, respectively, in revenues from the Google Revenue Share Agreement, including $45 related to performance obligations satisfied in previous periods. As of September 30, 2019, the Company expects to recognize revenues totaling approximately $2,980 for the remaining three months of 2019, and $8,940 for the year ending December 31, 2020, related to remaining performance obligations under the Google Revenue Share Agreement.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States of America	$8,802	$9,192	$28,135	$28,987
United Kingdom	1,312	1,755	4,340	5,877
Other (1)	1,614	2,206	5,177	7,942
Total revenues, net	$11,728	$13,153	$37,652	$42,806

(1)	No individual country within the “Other” category accounted for 10% or more of revenues, net for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Subscriptions	$8,696	$12,884	$28,548	$41,795
Strategic agreements	3,032	269	9,104	1,011
Total revenues, net	$11,728	$13,153	$37,652	$42,806

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of September 30, 2019 and December 31, 2018 are presented in the accompanying condensed consolidated balance sheets. Included in the balance of accounts receivable, net as of September 30, 2019 and December 31, 2018 was $3,874 and $3,867, respectively, related to the Google Revenue Share Agreement executed in December 2018, which represented 42% and 30%, respectively, of accounts receivable, net as of those dates.

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

Under the Company’s terms of service, individual customer advances that are not used by the customer for a period of 180 days become the property of the Company. The Company recognizes advances from customers that have remained outstanding for this period of time as breakage revenues at the time the Company has received full consideration and has no remaining obligations to the customer. For the three and nine months ended September 30, 2019, the Company recognized $49 and $203, respectively, in breakage revenues from balances previously included in the customer advances account. For the three and nine months ended September 30, 2018, the Company recognized $34 and $156, respectively, in breakage revenues.

Deferred Strategic Agreement Revenues

Due to the timing of revenue recognition under the Google Revenue Share Agreement, the contractual billings exceed revenue recognized to date, resulting in a contract liability. As of September 30, 2019 and December 31, 2018, the Company recorded deferred strategic agreement revenues of $2,721 and $934, respectively, within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

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

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the nine months ended September 30, 2019 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2018	$1,413	$606
Costs deferred	342	146
Amortization	(817)	(423)
Balances at September 30, 2019	$938	$329

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		September 30,	December 31,
	Estimated Useful Life	2019	2018
Software, including internally developed software	3 years	$27,710	$25,518
Computer equipment	3 to 4 years	22,619	22,714
Finance lease ROU assets	Shorter of useful life or lease term	5,067	5,067
Leasehold improvements	Shorter of useful life or lease term	4,645	4,778
Office equipment, furniture and fixtures	3 to 5 years	1,987	2,140
Total property and equipment		62,028	60,217
Less: Accumulated depreciation and amortization		(52,265)	(48,402)
Property and equipment, net		$9,763	$11,815

Finance lease ROU assets consist of computer equipment and were previously included in the “Computer equipment” line in filings for periods prior to 2019. Depreciation and amortization of internally developed software for the nine months ended September 30, 2019 and 2018 was $4,237 and $5,056, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	September 30,	December 31,
	2019	2018
Accrued salary and payroll-related expenses	$2,972	$3,695
Deferred strategic agreement revenues	2,721	934
Accrued liabilities	1,983	1,249
Income taxes payable	636	883
Finance lease liabilities	777	866
Advanced billings	437	859
Customer advances	282	432
Sales and use tax payable	4	244
Deferred rent	—	538
Other	909	932
Total accrued expenses and other current liabilities	$10,721	$10,632

4. Goodwill and Intangible Assets

The goodwill activity for the nine months ended September 30, 2019 consisted of the following:

Balance at December 31, 2018	$1,943
Foreign currency translation adjustments	(75)
Balance at September 30, 2019	$1,868

Intangible assets consisted of the following as of the dates presented:

		September 30,	December 31,
	Estimated Useful Life	2019	2018
Developed technology	5 to 6 years	$9,910	$9,910
Customer relationships	4 years	—	2,080
Total intangible assets		9,910	11,990
Less: accumulated amortization		(9,440)	(10,052)
Intangible assets, net		$470	$1,938

Customer relationships were fully amortized as of September 30, 2019. Amortization of intangible assets was $468 and $598 for the three months ended September 30, 2019 and 2018, respectively, and $1,468 and $1,939 for the nine months ended September 30, 2019 and 2018, respectively.

Future estimated amortization of intangible assets as of September 30, 2019, is presented below:

Remaining three months of 2019	$375
Year ending December 31, 2020	95
Total	$470

5. Restructuring Activities

In January 2018, the Company initiated an organizational restructuring plan (the “2018 Restructuring Plan”) designed to reduce operating expenses in response to declines in revenues. The 2018 Restructuring Plan included a headcount reduction of approximately 13% of the Company’s workforce, the closure of certain leased facilities and the consolidation of space in the Company’s San Francisco headquarters. Actions pursuant to the 2018 Restructuring Plan are substantially complete, and further costs associated with this plan are not expected to be material in future periods. The Company initiated certain other organizational restructuring plans during 2018 that also aimed to reduce operating expenses and primarily consisted of further headcount reductions.

For the three and nine months ended September 30, 2019, the Company recorded zero and $229, respectively, of restructuring-related expenses in connection with the 2018 Restructuring Plan, as well as other organizational restructuring plans, in the accompanying condensed consolidated statements of comprehensive loss. For the three and nine months ended September 30, 2018, the Company recorded $161 and $1,107, respectively, of restructuring-related expenses in connection with these restructuring plans in the accompanying condensed consolidated statements of comprehensive loss.

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

No shares were sold under this equity distribution agreement for the three months ended September 30, 2019. For the nine months ended September 30, 2019, the Company sold 570 shares of its common stock under this equity distribution agreement and received proceeds of $1,504, net of offering costs of $203, at a weighted average sales price of $3.00 per share. The amount of any future proceeds that may be realized from this equity distribution agreement depends on a variety of factors, including market conditions and the price of the Company’s common stock. As of September 30, 2019, the Company had common stock with an aggregate offering price of up to $11,293 available for issuance under the equity distribution agreement.

7. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013 the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 297 shares of common stock on January 1, 2019. As of September 30, 2019, 708 shares of common stock were available for future grants under the 2013 Plan.

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2018	436	$29.01	6.79	$—
Options granted	128	4.00	9.62	—
Options forfeited and cancelled	(14)	62.96	—	—
Balances at September 30, 2019	550	22.33	6.95	—
Options exercisable	356	31.09	5.80	—
Options vested	356	31.09	5.80	—
Options vested and expected to vest	527	23.04	6.85	—

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2018	834	$7.99
RSUs granted	737	3.93
RSUs vested	(92)	9.43
RSUs cancelled and withheld to cover taxes	(366)	6.88
Granted and unvested at September 30, 2019	1,113	$5.54

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for purchase periods each nine months with the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 59 shares on January 1, 2019. As of September 30, 2019, 171 shares were reserved for issuance under the 2013 ESPP. During the three and nine months ended September 30, 2019, zero and 42 shares, respectively, were issued under the 2013 ESPP. During the three and nine months ended September 30, 2018, zero and 31 shares, respectively, were issued under the 2013 ESPP.

8. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $653 and $875 for the three months ended September 30, 2019 and 2018, respectively, and $2,100 and $2,933 for the nine months ended September 30, 2019 and 2018, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions for its Black-Scholes option-pricing model for the periods presented (there were no stock options granted during the three months ended September 30, 2019 and 2018):

	Nine Months Ended September 30,
	2019	2018
Dividend yield	—	—
Expected volatility	66.4%	55.9%
Risk-free interest rate	2.18%	2.54%
Expected life of options (in years)	4.00	4.00

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

There were no exercises of stock options during the three and nine months ended September 30, 2019 and 2018.

Compensation expense, net of estimated forfeitures, is recognized ratably over the requisite service period. As of September 30, 2019, there was $478 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

RSUs

As of September 30, 2019, there was $4,231 of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.5 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments, on a collateralized basis over a similar term and in a similar economic environment. As of September 30, 2019, the weighted-average rate used in discounting the lease liabilities for ROU operating and finance leases was 6.8% and 6.1%, respectively. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet, while current finance lease liabilities are included in accrued expenses and other current liabilities, and non-current finance lease liabilities are included in other long-term liabilities on the condensed consolidated balance sheets. Balances classified as capital lease obligations under previous lease guidance are presented for all periods prior to the three and nine months ended September 30, 2019 to conform to the presentation of finance lease liabilities under ASC 842.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheet, while ROU assets for finance leases are included within property and equipment, net. For operating leases, the Company recognizes the expense for lease payments on straight-line basis over the lease term. As of September 30, 2019, the weighted-average remaining lease term for ROU operating and finance leases was 2.4 years and 1.0 years, respectively.

As of September 30, 2019, the Company had net operating lease ROU assets of $8,641. Operating lease costs, consisting primarily of rental expense, were approximately $1,943 and $5,869, respectively, for the three and nine months ended September 30, 2019, and $2,089 and $6,284, respectively, for the three and nine months ended September 30, 2018. Variable rent expense was not significant for the three and nine months ended September 30, 2019. In February 2019, the Company executed a new lease agreement for office space in Paris and exited its prior office space shortly thereafter. There were no material costs incurred associated with that exit. As part of the new lease, the Company was required to enter into an irrevocable $109 letter of credit. The cash used to secure the letter of credit has been classified as restricted cash on the accompanying condensed consolidated balance sheet.

At various dates between August 2015 and October 2016, the Company entered into finance lease arrangements with two separate manufacturers for computer equipment. These finance leases are collateralized by the underlying computer equipment. As of September 30, 2019, the Company had net finance lease ROU assets of $720. Finance lease ROU assets are included in property and equipment on the condensed consolidated balance sheets. Interest expense associated with finance leases is included within other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Finance lease costs for the three and nine months ended September 30, 2019 consisted of $184 and $545, respectively, in depreciation of the leased assets, and $13 and $55, respectively, in interest expense. Costs associated with capital leases for the three and nine months ended September 30, 2018 consisted of $221 and $725, respectively, in depreciation of the leased assets, and $34 and $116, respectively, in interest expense.

The maturities of operating lease and finance lease liabilities as of September 30, 2019 are as follows:

	Operating Leases	Finance Leases
2019 (remaining three months)	$2,006	$278
2020	3,657	552
2021	3,306	12
2022	1,844	—
Total lease payments	10,813	842
Less: Amount representing imputed interest	(823)	(29)
Present value of lease liabilities	9,990	813
Less: Current portion of lease liabilities	(4,294)	(777)
Non-current portion of lease liabilities	$5,696	$36

Supplemental cash flow information related to operating leases was as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$986
Operating cash flows from finance leases	61
Operating cash flows from operating leases	6,317

ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—
Operating lease liabilities	812

The operating lease ROU asset obtained relates to the Paris office lease executed in February 2019, as well as a new Dublin office lease executed in May 2019.

Subleases

The Company subleases portions of its San Francisco and Portland office spaces. In August 2018, the Company entered into agreements to (a) extend its existing sublease for a portion of its San Francisco office space through July 2022, and (b) sublease an additional 14,380 square feet of its San Francisco office space to an unrelated third party through July 2020, with a subtenant option to extend the sublease through July 2022. The Company’s sublease for its Portland office space is with an unrelated third party and expires in May 2020. Income from these sublease agreements is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income for the three and nine months ended September 30, 2019 was $570 and $1,711, respectively, and for the three and nine months ended September 30, 2018 was $366 and $920, respectively.

Future minimum amounts due under subleases as of September 30, 2019 were as follows:

Operating Sublease Income
2019 (remaining three months)	$569
2020	1,768
2021	1,105
2022	616
Total amounts due under subleases	$4,058

10. Income Taxes

The Company’s quarterly benefit from or provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

Income tax benefit for the three and nine months ended September 30, 2019 was $161 and $70, respectively, on pre-tax losses of $3,434 and $11,952, respectively. As of September 30, 2019, the income tax rate varies from the federal income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any material interest or penalties related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss available to common stockholders	$(3,273)	$(21,494)	$(11,882)	$(38,882)
Denominator:
Weighted average number of shares, basic and diluted	6,631	5,787	6,262	5,763
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.49)	$(3.71)	$(1.90)	$(6.75)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2019	2018
Options to purchase common stock	550	512
Unvested RSUs	1,113	977
Total	1,663	1,489

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

13. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of September 30, 2019, no material amounts are recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of September 30, 2019 and the audited consolidated balance sheet as of December 31, 2018.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of September 30, 2019 and December 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”), on March 14, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

•

MarinOne. Our next-generation solution that brings search, social and eCommerce advertising into a single-platform that helps advertisers maximize a customer journey that spans Google, Facebook and Amazon by combining the power of Marin Search and Marin Social with new channels like Amazon, Apple Search Ads and YouTube.

•

Marin Search. Our original solution for large advertisers and agencies, Marin Search is designed to provide search advertisers with the power, scale and flexibility required to manage large-scale advertising campaigns.

•	Marin Social. Helps advertisers manage their Facebook, Instagram and Twitter advertising spend at scale.

Advertisers use our platform to create, target and convert precise audiences based on recent buying signals from users’ search, social, eCommerce and display interactions. Our platform is integrated with leading publishers such as Amazon, Apple, Baidu, Bing, Facebook, Google, Instagram, Pinterest, Twitter, Verizon Media, Yahoo! Japan and Yandex. Additionally, we have integrations with more than 50 leading web analytics and advertisement-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

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

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside the United States represented 25% of total revenues for both the three and nine months ended September 30, 2019, and 30% and 32% for the three and nine months ended September 30, 2018, respectively.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation expense and bonuses, as well as sales commissions and other costs including travel and entertainment, marketing and promotional events, lead generation activities, public relations, marketing activities, professional fees, amortization of intangible assets and allocated overhead. All of these costs are expensed as incurred, except sales commissions and the related payroll taxes, which are capitalized and amortized over the expected period of benefit in accordance with the relevant authoritative accounting guidance (refer to Note 2 of the accompanying condensed consolidated financial statements). Our commission plans provide that commission payments to our sales representatives are paid based on the key components of the applicable customer contract, including the minimum or fixed monthly platform fee during the initial contract term.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$11,728	100%	$13,153	100%	$37,652	100%	$42,806	100%
Cost of revenues (1) (2) (3)	5,567	47	6,459	49	17,307	46	20,994	49
Gross profit	6,161	53	6,694	51	20,345	54	21,812	51
Operating expenses
Sales and marketing (1) (2) (3)	3,732	32	5,296	40	12,453	33	18,831	44
Research and development (1) (2) (3)	3,872	33	5,471	42	13,427	36	17,443	41
General and administrative (1) (2) (3)	2,631	22	2,921	22	8,129	22	10,064	24
Impairment of goodwill	—	—	14,740	112	—	—	14,740	34
Total operating expenses	10,235	87	28,428	216	34,009	90	61,078	143
Loss from operations	(4,074)	(35)	(21,734)	(165)	(13,664)	(36)	(39,266)	(92)
Other income, net	640	5	336	3	1,712	5	1,008	2
Loss before (benefit from) provision for income taxes	(3,434)	(29)	(21,398)	(163)	(11,952)	(32)	(38,258)	(89)
(Benefit from) provision for income taxes	(161)	(1)	96	1	(70)	—	624	1
Net loss	$(3,273)	(28)%	$(21,494)	(163)%	$(11,882)	(32)%	$(38,882)	(91)%

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$127	$160	$394	$536
Sales and marketing	155	181	540	692
Research and development	266	339	816	992
General and administrative	105	195	350	713

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$234	$234	$702	$704
Sales and marketing	—	130	64	527
Research and development	234	234	702	705
General and administrative	—	—	—	3

(3)	Restructuring related expenses included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$—	$37	$6	$176
Sales and marketing	—	113	223	658
Research and development	—	—	—	115
General and administrative	—	11	—	158

Adjusted EBITDA

Adjusted EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, intangible assets, the capitalization of internally developed software, the impairment of goodwill and long-lived assets, interest expense, net, the benefit from or provision for income taxes, other income or expenses, net and the non-recurring costs associated with acquisitions and restructurings. Prior to 2019, we also included deferred costs associated with contracts and the related amortization as an adjustment to net loss for the purposes of calculating Adjusted EBITDA, but we have updated our definition to no longer include those items. Adjusted EBITDA for prior periods has been adjusted to conform to current period presentation. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(3,273)	$(21,494)	$(11,882)	$(38,882)
Depreciation	494	1,387	1,475	2,185
Amortization of internally developed software	1,057	1,914	2,762	2,871
Amortization of intangible assets	468	598	1,468	1,939
(Benefit from) provision for income taxes	(161)	96	(70)	624
Impairment of goodwill	—	14,740	—	14,740
Stock-based compensation expense	653	875	2,100	2,933
Capitalization of internally developed software	(1,004)	(1,000)	(1,874)	(1,693)
Restructuring related expenses	—	161	229	1,107
Other income, net	(640)	(336)	(1,712)	(1,008)
Adjusted EBITDA	$(2,406)	$(3,059)	$(7,504)	$(15,184)

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Revenues, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Revenues, net	$11,728	$13,153	$(1,425)	(11)%	$37,652	$42,806	$(5,154)	(12)%

Revenues, net, for the three and nine months ended September 30, 2019 decreased $1.4 million, or 11%, and $5.2 million, or 12%, respectively, as compared to the corresponding periods in 2018. During the preceding 12 months, we experienced ongoing customer turnover that was not fully offset by new customer bookings. Revenues, net for the three and nine months ended September 30, 2019 are inclusive of $3.0 million and $9.0 million, respectively, from the Google Revenue Share Agreement that became effective in the fourth quarter of 2018, as described in Note 2 to the condensed consolidated financial statements.

For the three and nine months ended September 30, 2019, revenues, net from our customers located in the United States represented 75% (for both periods) of total revenues, net, and for the three and nine months ended September 30, 2018, revenues net from our customers located in the United States represented 70% and 68%, respectively, of total revenues, net. Revenues, net from the Google Revenue Share Agreement accounted for 26% and 24%, respectively, of total revenues, net for the three and nine months ended September 30, 2019. There were no other customers that accounted for 10% or greater of our revenues, net for the three and nine months ended September 30, 2019 and 2018.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Cost of revenues	$5,567	$6,459	$(892)	(14)%	$17,307	$20,994	$(3,687)	(18)%
Gross profit	6,161	6,694	(533)	(8)	20,345	21,812	(1,467)	(7)
Gross profit percentage	53%	51%			54%	51%

Cost of revenues for the three and nine months ended September 30, 2019 decreased $0.9 million, or 14%, and $3.7 million, or 18%, respectively, as compared to the corresponding periods in 2018. The decrease was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which for the three and nine months ended September 30, 2019 led to decreases of $0.4 million and $1.8 million, respectively, in compensation and benefits expense, including stock-based compensation expense, as compared to the same periods in 2018. This reduction in headcount also contributed to a decrease in allocated facilities and information technology costs of $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2019. We also experienced decreases of $0.2 million and $0.7 million, respectively, in hosting costs during the three and nine months ended September 30, 2019, due to a decline in the usage of our hosted platform from the corresponding periods in 2018. Additionally, for the three and nine months ended September 30, 2019, depreciation and amortization of internally developed software decreased $0.1 million and $0.6 million, respectively, due to the nature and timing of internal projects as compared to the corresponding periods in 2018.

Our gross margin increased to 53% and 54% for the three and nine months ended September 30, 2019, respectively, as compared to 51% for both the corresponding periods in 2018. This was due in part to the impact of the Google Revenue Share Agreement, which generated $3.0 million and $9.0 million in revenues for the three and nine months ended September 30, 2019, respectively, with minimal corresponding increase to cost of revenues. These increases are also reflective of our continued efforts to reduce costs, which included significant headcount reduction through both natural attrition and restructuring activities initiated in 2018 (refer to Note 5 of the accompanying condensed consolidated financial statements).

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$3,732	$5,296	$(1,564)	(30)%	$12,453	$18,831	$(6,378)	(34)%
Percent of revenues, net	32%	40%			33%	44%

Sales and marketing expenses for the three and nine months ended September 30, 2019 decreased $1.6 million, or 30%, and $6.4 million, or 34%, respectively, as compared to the corresponding periods in 2018. These decreases were primarily due to a reduction in global sales support and marketing headcount, including reductions that were part of our restructuring activities during 2018 (refer to Note 5 of the accompanying condensed consolidated financial statements), contributing to net decreases of $1.0 million and $4.0 million, respectively, in personnel-related costs, and $0.3 million and $0.8 million, respectively, in allocated facilities and information technology for the three and nine months ended September 30, 2019. As the majority of our restructuring activities were completed in 2018, we incurred $0.4 million less in restructuring costs for the nine months ended September 30, 2019, as compared to the corresponding period in the prior year. Amortization expense related to our intangible assets declined $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2019, as certain customer relationship intangible assets became fully amortized in the first quarter of 2019. The remaining decreases during the three and nine months ended September 30, 2019 were primarily the result of reduced marketing costs of $0.1 million and $0.5 million, respectively.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Research and development	$3,872	$5,471	$(1,599)	(29)%	$13,427	$17,443	$(4,016)	(23)%
Percent of revenues, net	33%	42%			36%	41%

Research and development expenses for the three and nine months ended September 30, 2019 decreased $1.6 million, or 29%, and $4.0 million, or 23%, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a reduction in the number of full-time research and development personnel, resulting in decreases of $0.5 million and $2.5 million, respectively, in compensation expense, and $0.2 million and $0.4 million, respectively, in allocated facilities and information technology as compared to the same periods in 2018. The decreases were further driven by lower professional fees of $0.3 million and $0.6 million, respectively, as we reduced the number of research and development contractors as compared to the corresponding periods in 2018. Finally, due to the timing of certain internally developed software projects, an additional $0.6 million and $0.2 million, respectively, in costs were capitalized for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
General and administrative	$2,631	$2,921	$(290)	(10)%	$8,129	$10,064	$(1,935)	(19)%
Percent of revenues, net	22%	22%			22%	24%

General and administrative expenses for the three and nine months ended September 30, 2019 decreased $0.3 million, or 10%, and $1.9 million, or 19%, respectively, as compared to the corresponding periods in 2018. Compensation and benefits expense for the three and nine months ended September 30, 2019 decreased by $0.6 million and $1.9 million, respectively, as compared to the corresponding periods in 2018, primarily due to a reduction in headcount. The decreases were partially offset by the provision for bad debts, which increased $0.4 million and $0.1 million, respectively, for the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018, due to additions to the allowance for doubtful accounts.

Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Other income, net	$640	$336	$304	90%	$1,712	$1,008	$704	70%

Other income, net, primarily consists of sublease income recorded under agreements for portions of our San Francisco and our Portland office spaces, with terms through July 2022 and May 2020, respectively, as well as foreign currency transaction gains and losses and interest income and expense. For the three and nine months ended September 30, 2019, we earned sublease income of $0.6 million and $1.7 million, respectively, as compared to $0.4 million and $0.9 million, respectively, for the corresponding periods in 2018. Foreign currency transaction gains and losses and interest income and expense were not material for the three and nine months ended September 30, 2019 and 2018.

(Benefit from) Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(161)	$96	$(257)	(268)%	$(70)	$624	$(694)	(111)%

The benefit from income taxes for the three and nine months ended September 30, 2019 totaled $0.2 million and $0.1 million, respectively, primarily due to the expiration of a tax statute of limitations for our subsidiary in France, which resulted in a favorable adjustment to our uncertain tax positions. This was partially offset by income tax expense from profits earned by our wholly-owned foreign subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of September 30, 2019, our principal sources of liquidity were our unrestricted cash and cash equivalents of $9.2 million and our finance lease arrangements. The approximate weighted average interest rate on our outstanding finance lease liabilities as of September 30, 2019 was 6.1%. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

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

We maintain cash balances in our foreign subsidiaries. As of September 30, 2019, we had $9.2 million of unrestricted cash and cash equivalents in aggregate, of which $3.2 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "TCJA"), which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries, and a tax on earnings of foreign subsidiaries in excess of a specified return on the subsidiaries' tangible assets, known as the Global Intangible Low-Taxed Income ("GILTI"). We completed our analysis of the accounting for the transition tax and GILTI in the fourth quarter of 2018 and determined that no such taxes will be due, as our foreign subsidiaries have accumulated significant losses. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

On March 14, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019, under which we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50.0 million. As part of the shelf registration statement, we entered into an equity distribution agreement with JMP Securities LLC ("JMP Securities") under which we may offer and sell shares of our common stock having an aggregate offering price of up to $13.0 million through an at-the-market offering program administered by JMP Securities. We are not required to sell any of our stock under this program. JMP Securities is entitled to compensation of up to 5.0% of the gross proceeds from sales of our common stock pursuant to the equity distribution agreement. We intend to use any net proceeds from the sale of securities under the equity distribution agreement primarily for working capital and general corporate purposes. For the three months ended September 30, 2019, no shares were sold under the equity distribution agreement. For the nine months ended September 30, 2019, we sold 570 shares of our common stock under the equity distribution agreement, and received proceeds of $1.5 million, net of offering costs of $0.2 million, at a weighted average sales price of $3.00 per share. The total amount of cash that may be generated under this equity distribution agreement is uncertain and depends on a variety of factors, including market conditions and the price of our common stock. As of September 30, 2019, we had common stock with an aggregate offering price of up to $11.3 million available for issuance under the equity distribution agreement.

Based on our current and anticipated level of operations, including our internal forecasts and projections, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our operations for at least the next 12 months. This is dependent in part on achieving certain levels of new bookings and customer renewals, as well as operating cost savings primarily resulting from lower personnel costs. To meet our liquidity objectives, we intend to raise additional capital through our equity distribution agreement, enter into other strategic agreements and continue to lower our operating costs through additional cost savings activities. To the extent that we are unable to raise sufficient additional capital or unable to consummate other strategic agreements, we may be required to initiate further cost savings activities through additional headcount reductions, such as the organizational restructuring initiated in 2018 (see Note 5 of the accompanying condensed consolidated financial statements).

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$348	$(10,776)
Net cash used in investing activities	(1,966)	(2,270)
Net cash provided by (used in) financing activities	346	(859)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(93)	(242)
Net decrease in cash and cash equivalents and restricted cash	$(1,365)	$(14,147)

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

Cash provided by operating activities for the nine months ended September 30, 2019 of $0.3 million was primarily the result of a net loss of $11.9 million, which was more than offset by non-cash expenses of $8.5 million, primarily consisting of depreciation, amortization, stock-based compensation expense, provision for bad debts and net changes in operating leases, and a $3.7 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $3.7 million due to the decrease in revenues and the timing of related collections and (2) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of less than $0.1 million due to the timing of related disbursements and customer advances.

Cash used in operating activities for the nine months ended September 30, 2018 of $10.8 million was primarily the result of a net loss of $38.9 million, adjusted for non-cash expenses of $26.1 million, which primarily included impairment of goodwill, depreciation, amortization, stock-based compensation expense and provision for bad debts. This was further increased by a $2.0 million net change in working capital items, most notably (1) a decrease in accounts receivable of $3.8 million due to the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $0.8 million due to the timing of related disbursements and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.9 million due to the timing of related disbursements and customer advances.

Investing Activities

During the nine months ended September 30, 2019 and 2018, investing activities primarily consisted of purchases of property and equipment, including leasehold improvements, technology hardware and software to support our business, as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $0.3 million. This was primarily due to $1.5 million of net proceeds from the issuance of common shares pursuant to our equity distribution agreement with JMP Securities and $0.1 million of proceeds from net contributions to the 2013 Employee Stock Purchase Plan (“2013 ESPP”), offset by $1.0 million of net repayments under our right-of-use finance lease liabilities and $0.3 million in employee taxes paid for withheld shares upon the settlement of equity awards.

Cash used in financing activities for the nine months ended September 30, 2018 was $0.9 million. This was primarily due to $1.0 million of net repayments under our capital lease arrangements (under previous lease guidance) and $0.1 million in employee taxes paid for withheld shares upon the settlement of equity awards, partially offset by $0.2 million of proceeds from net contributions to the 2013 ESPP.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three and nine months ended September 30, 2019 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2018 filed with the SEC on March 14, 2019, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of September 30, 2019, other than subleases, as described in the Notes to the unaudited condensed consolidated financial statements, and the irrevocable letters of credit described in the “Liquidity and Capital Resources” section above.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of September 30, 2019, we had cash and cash equivalents of $9.2 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2019, we had an aggregate of $0.8 million in finance lease liabilities outstanding. These right-of-use finance lease obligations carry fixed interest rates that range from 5.2% to 7.9%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding right-of-use finance lease obligations. Changes in interest rates would, however, affect operating results and cash flows because of the variable rate nature of our obligations. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of September 30, 2019, would result in an insignificant impact to interest expense for the three months ended September 30, 2019.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 25% and 32%, respectively, for the nine months ended September 30, 2019 and 2018. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains (losses) included in determining net loss were $0.1 million and less than $0.1 million, respectively, for the three and nine months ended September 30, 2019, and less than $(0.1) and $0.1 million, respectively, for the three and nine months ended September 30, 2018. Transaction gains and losses are included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss.

If our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion, while a strengthening U.S. Dollar can negatively impact our international revenues. To date, we have not entered into any foreign currency hedging contracts, and, based on our current international structure, we do not plan on engaging in hedging activities in the near future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, our Principal Executive Officer and Principal Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $41.2 million during 2018, and a net loss of $11.9 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $276.6 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. We do not expect to be profitable in 2019 on the basis of generally accepted accounting principles in the United States (“GAAP”), and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, such as through our equity distribution agreement with JMP Securities LLC (“JMP Securities”), which provides for the issuance and sale of common stock with an aggregate offering price of up to $13.0 million through an “at-the-market” offering, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

We currently depend on relationships with various publishers, including Amazon, Apple, Baidu, Bing, Facebook, Google, Instagram, Pinterest, Twitter, Verizon Media and Yahoo! Japan, as well as advertising exchange platforms and aggregators of advertising inventory, including Google Ad Exchange, Facebook, Twitter MoPub, OpenX, The Rubicon Project, PubMatic and AppNexus. Our subscription services interface with these publishers’ platforms through APIs, such as the Google Ads API or Facebook API. We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs, particularly the Google Ads API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform.  The majority of our strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”). Under the Google Revenue Share Agreement, we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform.   For the three and nine months ended September 30, 2019, we realized revenues of $3.0 million and $9.0 million, respectively, from the Google Revenue Share Agreement.  The Google Revenue Share Agreement has a three-year term; however, after two years, Google may terminate the Google Revenue Share Agreement with no penalty if we do not meet certain financial metrics.  Our results of operations would be adversely affected if the Google Revenue Share Agreement is terminated or adversely modified.

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

The overall market for advertising cloud solutions is rapidly evolving, highly competitive, complex, fragmented, and subject to changing technology and shifting customer needs. We face significant competition in this market and we expect competition to intensify in the future. We currently compete with large, well-established companies, such as Adobe Systems Incorporated and Google Inc., and privately held companies, such as Kenshoo Ltd. We also compete with channel-specific offerings, in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenues and future operating results and our ability to grow our business.

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

Increasing our customer base and achieving broader market acceptance of our software platform may depend to an extent on our ability to maintain or expand our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new customers and our marketing organization to generate a sufficient pipeline of qualified sales leads. We may need to restructure or expand our sales team in order to maintain or increase revenues from new and existing customers and to further penetrate our existing markets. Our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate, train or retain sufficient highly qualified sales personnel. In addition, we may need to invest in lead generation activities to develop our pipeline of qualified opportunities for our sales force, which could increase our marketing expenses. If our lead generation activities do not increase our pipeline or if our sales force is unable to close opportunities at a high rate, then we may not generate an increase in revenues.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform.  The majority of our strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”). Under the Google Revenue Share Agreement, we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the three and nine months ended September 30, 2019, we realized revenues of $3.0 million and $9.0 million, respectively, from the Google Revenue Share Agreement.   The Google Revenue Share Agreement has a three-year term; however, after two years, Google may terminate the Google Revenue Share Agreement with no penalty if we do not meet certain financial metrics. Our results of operations would be adversely affected if the Google Revenue Share Agreement is terminated or adversely modified.

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

We do not maintain key person life insurance policies on any of our employees. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. Our business also requires skilled technical, sales and other personnel, who are in high demand and are often subject to competing offers. If expand into additional geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is intense in our industry and particularly in San Francisco, California. An inability to retain, attract, relocate and motivate employees required for our business could delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships.

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

Some features of our subscription services use cookies, which trigger the data protection requirements of certain foreign jurisdictions, such as the EU General Data Protection Regulation (“GDPR”) and the EU ePrivacy Directive. In addition, our services collect data about visitors’ interactions with our advertiser clients that may be subject to regulation under current or future laws or regulations. If our privacy or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, audits or other liabilities in such jurisdictions, or our advertisers may terminate their relationships with us. In addition, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, clients, or partners outside the United States. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign clients and partners are not able to lawfully transfer data to us.

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from or through the activities of visitors could be collected, processed or stored. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. For example, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for consumers and new disclosure and operational requirements for companies, effective January 2020. Fines for non-compliance may be up to $7,500 per violation. The burdens imposed by the GDPR and CCPA, and changes to existing laws or new laws regulating the solicitation, collection or processing of personal and consumer information, truth-in-advertising and consumer protection could affect our customers’ utilization of digital advertising and marketing, potentially reducing demand for our subscription services, or impose restrictions that make it more difficult or expensive for us to provide our services.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	the level of advertising spend managed through our platform for a particular quarter;
•	fluctuations in the contractual rates of our strategic agreements with publishers;
•	customer renewal rates, and the pricing and usage of our platform in any renewal term;
•	demand for our platform and the size and timing of our sales;
•	customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;
•	any termination or adverse changes in the Google Revenue Share Agreement, or any changes in any other current or future strategic agreements with publishers;
•	delays in projects to upgrade our own software platform infrastructure and any resulting delays in releasing new features;
•	network outages, platform downtime, software bugs or security breaches and any associated credits, warranty claims or other expenses;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;
•	market acceptance of our current and future solutions;
•	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;
•	budgeting cycles of our customers;
•	our potentially lengthy sales cycle;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of infrastructure costs and operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	hiring or separation of employees or restructuring of our teams or personnel;
•	foreign currency exchange rate fluctuations; and
•	general economic and political conditions in our domestic and international markets.

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

During the year ended December 31, 2018, the market capitalization of our publicly traded common stock sustained a decline to the extent that it fell below the book value of our net assets, triggering the need to perform a goodwill impairment test. As a result of this test, we identified and recorded goodwill impairment expense of $14.7 million for the year ended December 31, 2018. As additional facts, circumstances or assumptions change in the future, we may be required to record additional impairment charges to reduce the carrying value of our goodwill, intangible assets and other long-term assets. No impairment was recorded for the three and nine months ended September 30, 2019.

Risks Related to the Ownership of Our Common Stock

If we cannot meet the continued listing requirements of The Nasdaq Global Market, The Nasdaq Global Market may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.

Our common stock is listed on The Nasdaq Global Market (“Nasdaq”). Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. If Nasdaq delists our securities for trading on the Nasdaq, we could face significant adverse consequences, including:

•	a limited availability of market quotations for our common stock;
•	reduced liquidity with respect to our common stock;
•	reduced trading volume in and market price of our common stock;
•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through September 19, 2018) and The Nasdaq Global Market (from September 20, 2018 to September 30, 2019) has been volatile. Factors affecting the market price of our common stock include:

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

From January 1, 2017 through September 30, 2019, the closing sales price of our common stock on the New York Stock Exchange (from January 1, 2017 through September 19, 2018), and The Nasdaq Global Market (from September 20, 2018 to September 30, 2019) ranged from $1.85 to $18.55 per share (retroactively adjusting for the one-for-seven reverse stock split, which became effective on October 5, 2017). Because our stock price has been volatile, investing in our common stock is risky.

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

On March 14, 2019, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on May 10, 2019. Pursuant to an equity distribution agreement between us and JMP Securities, common stock with an aggregate offering price of up to $13.0 million may be issued and sold pursuant to an “at-the-market” offering for sales of our common stock. Subject to certain limitations in the equity distribution agreement and compliance with applicable law, we have the discretion to deliver a sales notice to JMP at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JMP pursuant to the terms of the sales agreement. The number of shares that are sold by JMP after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JMP. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. As of the date hereof, 570,000 shares of our common stock have been sold pursuant to the equity distribution agreement, for net proceeds of $1.5 million. As of September 30, 2019, we had common stock with an aggregate offering price of up to $11.3 million available for issuance under the equity distribution agreement.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our Company more difficult, including the following:

•	our Board is classified into three classes of directors with staggered three-year terms and directors can only be removed from office for cause;
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

MARIN SOFTWARE INCORPORATED

Dated: November 7, 2019	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2019	By:	/s/ Bradley W. Kinnish
Bradley W. Kinnish
Chief Financial Officer
(Principal Financial and Accounting Officer)