Form 10-Q/A
period 2019-09-30
MARIN SOFTWARE INC
filed 2019-11-13
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Marin Software Incorporated (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q filed on November 7, 2019, for the quarterly period ended September 30, 2019 (the “Original 10-Q”) to correct certain errors for the three months ended September 30, 2018 in the table under the caption “Adjusted EBITDA,” as presented in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original 10-Q.

In accordance with applicable Securities and Exchange Commission rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of filing of Amendment No. 1. Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way, any of the financial or other information contained in the Original Filing.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(3,273)	$(21,494)	$(11,882)	$(38,882)
Depreciation	494	628	1,475	2,185
Amortization of internally developed software	1,057	928	2,762	2,871
Amortization of intangible assets	468	598	1,468	1,939
(Benefit from) provision for income taxes	(161)	96	(70)	624
Impairment of goodwill	—	14,740	—	14,740
Stock-based compensation expense	653	875	2,100	2,933
Capitalization of internally developed software	(1,004)	(398)	(1,874)	(1,693)
Restructuring related expenses	—	161	229	1,107
Other income, net	(640)	(336)	(1,712)	(1,008)
Adjusted EBITDA	$(2,406)	$(4,202)	$(7,504)	$(15,184)

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Revenues, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Revenues, net	$11,728	$13,153	$(1,425)	(11)%	$37,652	$42,806	$(5,154)	(12)%

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

MARIN SOFTWARE INCORPORATED

Dated: November 12, 2019	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2019	By:	/s/ Bradley W. Kinnish
Bradley W. Kinnish
Chief Financial Officer
(Principal Financial and Accounting Officer)