Form 10-K
period 2019-12-31
MARIN SOFTWARE INC
filed 2020-03-23
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-35838

Marin Software Incorporated

(Exact name of registrant as specified in its charter)

Delaware	20-4647180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Mission Street, 27th Floor

San Francisco, CA 94105

(Address of principal executive offices)

(415) 399-2580

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	MRIN	The Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act:

Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing price of the registrant’s Common Stock on The Nasdaq Global Market of $2.46 on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2019, the aggregate market value of its shares held by non-affiliates was approximately $15.3 million. Shares of the registrant’s Common Stock held by each executive officer and director were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2020, there were approximately 6,830,000 shares of the registrant’s Common Stock outstanding.

MARIN SOFTWARE INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, including, among other things, statements regarding our business, the capabilities of our technology platform and upgrades to the platform, product capabilities and their benefits for our customers, and expectations as to our future financial operating results and financial condition, that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, estimates and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements reflect our beliefs and certain assumptions based upon information available to us at the time we file this Annual Report on Form 10-K or the time of the documents incorporated by reference. Such forward-looking statements are only predictions, which may differ materially from actual results or future events. Although we believe that our expectations, estimates and projections reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, including the risk of adverse economic effects of the COVID-19 pandemic. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used in this report, the terms “Marin,” “Registrant,” “we,” “us,” “our,” and the “Company” mean Marin Software Incorporated and its subsidiaries unless the context indicates otherwise. References to “fiscal 2019” and “fiscal 2018” refer to the year ended December 31, 2019 and the year ended December 31, 2018, respectively.

PART I

ITEM 1.	BUSINESS

We are a leading provider of digital marketing software for search, social and eCommerce advertising channels, offered as a unified software-as-a-service, or SaaS, advertising management platform for performance-driven advertisers and agencies. Our platform is an analytics, workflow and optimization solution for marketing professionals, allowing them to effectively manage their digital advertising spend. We market and sell our solutions to advertisers directly and through leading advertising agencies, and our customers collectively manage billions of dollars in advertising spend on our platform globally across a wide range of industries. We believe this makes us one of the largest providers of independent advertising cloud solutions. Our software solution is designed to help our customers:

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

Advertisers use our platform to create, target and convert precise audiences based on recent buying signals from users’ search, social and eCommerce interactions. Our platform is integrated with leading publishers such as Amazon, Baidu, Bing, Facebook, Google, Instagram, Pinterest, Twitter, Verizon Media, Yahoo! Japan and Yandex. Additionally, we have integrations with more than 50 leading web analytics and advertisement-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

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

Offered Solutions

Our cloud-based platform helps our customers to measure, manage and optimize their digital marketing campaigns to improve performance of their online advertising campaigns, realize efficiencies and time savings, and make better business decisions. We offer solutions for direct advertisers of all sizes and the agencies that represent them, including enterprise, mid-market or small businesses. We offer SaaS solutions and managed services for search, social and eCommerce.

Search, Social and eCommerce

Our current product lineup consists of MarinOne and our two legacy products, Marin Search and Marin Social. We will continue to migrate customers to MarinOne over the course of 2020.

•

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

Display – Perfect Audience

In November 2019, we completed the divestiture of the assets and liabilities related to our Perfect Audience business, which focused on display retargeting advertisements, to SharpSpring, Inc. an unrelated third party for net proceeds of $4.3 million, as further described in Note 7 of the accompanying consolidated financial statements.

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

•

Security. Our platform manages a large quantity of customer data. We employ technologies, policies and procedures to protect customer data. Our primary third-party data center has SSAE No. 18, Type 2 SOC 1, SOC 2 and SOC 3 attestations and is ISO 27001 certified.

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

In December 2018, we entered into such an agreement with Google, under which we receive revenue share payments based on our customers' search advertising spend on Google and certain other eligible search engines. In exchange, we will reinvest a percentage of these revenue share payments to drive our technology platform innovation. This agreement went into effect on October 1, 2018, and is scheduled to terminate on September 30, 2021, although Google may terminate the agreement in certain circumstances. This agreement and the related revenue recognition considerations are described more fully in Note 3 of the accompanying consolidated financial statements.

Customers

We market and sell our technology solutions to advertisers directly and through advertising agencies that use our platform on behalf of their customers. Advertisers that we serve through our relationships with agencies generally represented approximately one-

third to one-quarter of our overall revenues. We also generate revenues from leading publishers through our long-term strategic agreements.

Competition

The digital advertising cloud market is highly competitive, fragmented, and subject to changes in both technology and customer behavior. We face significant competition today and expect competition to intensify in the future. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new modules, features and services in a timely and efficient manner. We currently compete with large, well-established companies, such as Adobe Systems Incorporated, Facebook, Inc., Google Inc. (through its wholly owned subsidiary DoubleClick) and Kenshoo Ltd. We also compete with in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. We believe the principal competitive factors in our market include the following:

•	solution quality, breadth, stability, flexibility and functionality;
•	tangible platform benefits;
•	level of customer satisfaction and our ability to respond to customer needs rapidly;
•	breadth and quality of advertiser and agency relationships;
•	ability to innovate and develop new or improved products and features while maintaining platform speed and stability;
•	ability to respond to changes in publishers’ application programming interfaces;
•	brand awareness and reputation; and
•	size of customer base.

Apart from cross-channel platform competitors, we also compete with channel solutions in the social advertising market. Competitors in the social advertising market include companies such as 4C Insights, Inc., Nanigans, Inc., Salesforce.com (through its wholly owned subsidiary Social.com) and Smartly.io Inc.

Our ability to remain competitive will largely depend on our ongoing performance in the areas of the quality, functionality and breadth of our solution and the availability and knowledgeability of our customer support.

Sales and Marketing

We sell our solutions directly to advertisers and agencies in a wide range of industries through our global sales team. Our sales cycle can vary substantially by advertiser and agency, but can take between three and nine months. We have 14 account directors organized by geography and market segments. The same account directors are responsible for long-term customer satisfaction and retention, renewal, support and driving an increase in the volume of media managed by customers on our platform.

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

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example, on January 1, 2020, the California Consumer Privacy Act went into effect, providing consumers the right to know what personal data companies collect, how it is used, and the right to access, delete and opt of sale of their personal information to third parties. Additionally, in May 2019, the European Union’s General Data Protection Regulation, or GDPR, governing data privacy replaced the Data Protection Directive and established new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20,000,000 or 4% of worldwide revenue.

Employees

As of December 31, 2019, we had a total of 229 full-time and part-time employees.

Intellectual Property

Our intellectual property rights are a key component of our success. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights.

As of December 31, 2019, we had four issued patents and two patent applications pending in the United States. We own and use trademarks on or in connection with our products and services, including two registered trademarks in the United States, Canada, the European Union, Australia, China, Japan and Russia; one registered mark in South Korea and Singapore; and unregistered common law marks and pending trademark applications in the United States, Canada and the European Union. We have also registered numerous Internet domain names.

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

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced net losses of $12.4 million and $41.2 million for 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $277.1 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Our revenues have decreased in recent periods, declining from $58.6 million in 2018 to $49.0 million in 2019. We do not expect to be profitable in 2020 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flows, and we will need to reduce operating expenses, sell additional securities, sell assets or borrow additional funds to continue as a going concern.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives and other business activities. We anticipate that increasing our market share for our current services through sales and marketing efforts, continuing development of new platform features and delivering efficient service to customers will require additional capital and expenditures. If we continue to burn cash without a corresponding increase to revenue, we will need to reduce operating expenses through successful cost-cutting measures or seek to sell additional securities, sell additional assets, or borrow additional funds to continue as a going concern. There is no guarantee that we will be able to successfully reduce our operating expenses through successful cost-cutting measures. Further, there is no guarantee that we will be able to issue additional securities or sell assets in future periods or borrow additional funds on commercially reasonable terms, or at all, in order to meet our cash needs. Our ability to raise additional financing is subject to a number of uncertainties, including, but not limited to, the market demand for our stock, our financial performance and outlook, the market demand for products and services, negative economic developments, the economic effects of the COVID-19 pandemic and adverse market conditions. Accordingly, we plan to reduce our expenses in 2020 by approximately 30%, which will be achieved through operating and other cost savings, including a reduction in personnel costs. Our ability to continue as a going concern is dependent upon our ability to successfully implement the plans described above.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, continue the deployment of MarinOne, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, such as through our equity distribution agreement with JMP Securities LLC, or JMP Securities, which provides for the potential issuance and sale of common stock with an aggregate offering price of up to $13.0 million through an “at-the-market” offering, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For the year ended December 31, 2019, we sold 658 thousand shares of our common stock under the equity distribution agreement, and received proceeds of $1.6 million, net of offering costs of $0.2 million, at a weighted-average sales price of $2.82 per share. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

We primarily have a usage-based pricing model in which most of our fees are calculated as a percentage of customers’ advertising spend managed on our platform. This pricing model makes it difficult to accurately forecast revenues because our customers’ advertising spend managed by our platform may vary from month to month based on the variety of industries in which our advertisers operate, the seasonality of those industries and fluctuations in our customers’ advertising budgets or other factors. The market for digital advertising may be adversely affected by adverse market conditions, including the economic effects of the COVID-19 pandemic, which may lead advertisers to reduce the amount of their digital advertising spend. Our subscription contracts with our direct advertiser customers generally contain a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenues from the customer at the time the contract is signed, and, as a result, the minimum monthly platform fee may not be a good indicator of our revenues from that customer. In addition, advertisers that use our platform through our agency customers typically do not have a minimum monthly spend amount or a minimum term during which they must use our platform, and as a result, our ability to forecast revenues from these advertisers is difficult. If we incorrectly forecast revenues for these advertisers and the amount of revenue is less than projections we provide to investors, the price of our common stock could decline substantially. Additionally, if we overestimate usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenues, which would harm our gross margins and other operating results.

We must develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments to remain competitive in our evolving industry.

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising platform solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing cross-channel, cross-device, enterprise marketing software platform and to continually introduce or acquire new features that are in demand by the market we serve. We also must update our software to reflect changes in publishers’ application programming interfaces, or APIs, and terms of use. We are in the process of deploying our new platform, MarinOne, and the success of this project or any other enhancement or new solution depends on several factors, including timely completion, adequate quality testing, effective migration of existing customers with minimal disruption and appropriate introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely manner, may contain defects, may be more costly to compete than we anticipate or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to complete the upgrade to our software platform infrastructure effectively or in a timely manner, or to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

If the market for digital advertising slows or declines, our business, growth prospects, and financial condition would be adversely affected.

The future growth of our business could be constrained by the level of acceptance and expansion of emerging cloud-based advertising channels, as well as the continued use and growth of existing channels, such as search and social advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the advertising cloud solutions market or the entry of competitive solutions. The market for digital advertising may be adversely affected by adverse market conditions, including the economic effects of the COVID-19 pandemic, which may lead advertisers to reduce the amount of their digital advertising spend.

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

We currently depend on relationships with various publishers, including Amazon, Apple, Baidu, Bing, Facebook, Google, Instagram, Pinterest, Twitter, Verizon Media and Yahoo! Japan. Our subscription services interface with these publishers’ platforms through APIs, such as the Google API or Facebook API. We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs, particularly the Google API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”). Under the Google Revenue Share Agreement, we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the years ended December 31, 2019 and 2018, we recognized revenues of $12.2 million and $2.9 million, respectively, from the Google Revenue Share Agreement.  The Google Revenue Share Agreement has a three-year term and is scheduled to terminate on September 30, 2021, although Google may terminate the Google Revenue Share Agreement early in certain circumstances. Our results of operations would be adversely affected if the Google Revenue Share Agreement is terminated, either upon its scheduled termination or otherwise, or adversely modified.

Our growth depends in part on the success of our relationships with advertising agencies and our strategic relationships with third parties.

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

Our future growth will also depend, in part, on our ability to enter into and retain successful strategic relationships with third parties. For example, we are seeking to establish relationships with third parties to develop integrations with complementary technology and content. These relationships may not result in additional customers or enable us to generate significant revenues. For example, we entered into the Google Revenue Share Agreement where we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Identifying partners and negotiating and documenting relationships with them require significant time and resources. Our contracts for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer.

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

•

channel-specific competitors, such as Kenshoo Ltd., Nanigans, Inc. and Salesforce.com (through its wholly owned subsidiary Social.com), may devote greater resources to the development, promotion and sale of their channel-specific products and services than we can;

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

We have been dependent on our customers’ use of search advertising. Any decrease in the use of search advertising or our inability to further penetrate social and eCommerce advertising channels would harm our business, growth prospects, operating results and financial condition.

Historically, our customers have primarily used our solutions for managing their search advertising, including mobile search advertising, and the substantial majority of our revenue is derived from advertisers that use our platform to manage their search advertising. We expect that search advertising will continue to be the primary channel used by our customers for the foreseeable future. Should our customers lose confidence in the value or effectiveness of search advertising, or if search advertising growth moderates or declines, the demand for our solutions may decline, and it may negatively impact our revenues. In addition, our failure to achieve market acceptance of our solution for the management of social and eCommerce advertising spend would harm our growth prospects, operating results and financial condition.

Our sales cycle can be long and unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.

The sales cycle for our solutions, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, but can take between three and nine months. Some of our customers undertake a significant evaluation process that frequently involves not only our solutions but also those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. In addition, under certain circumstances, we sometimes offer an initial term, typically of a few months in duration, to new customers who may terminate their subscription at any time during this initial period before the fixed term contract commences. We have no assurance that the substantial time and money spent on our sales efforts will produce any sales. If our sales efforts result in a new customer subscription, the customer may terminate its subscription during the initial period, after we have incurred the expenses associated with entering the customer’s data in our platform and related training and support. If sales expected from a customer are not realized in the time period expected or not realized at all, or if a customer terminates during the initial period, our business, operating results and financial condition could be adversely affected.

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

Increasing our customer base and achieving broader market acceptance of our software platform will depend to an extent on our ability to maintain or expand our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new customers and our marketing organization to generate a sufficient pipeline of qualified sales leads. We may need to restructure or expand our sales team in order to maintain or increase revenues from new and existing customers and to further penetrate our existing markets. Our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate, train or retain sufficient highly qualified sales personnel. In addition, we may need to invest in lead generation activities to develop our pipeline of qualified opportunities for our sales force, which could increase our marketing expenses. If our lead generation activities do not increase our pipeline or if our sales force is unable to close opportunities at a high rate, then we may not generate an increase in revenues.

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Chinese Yuan, Euros, Japanese Yen and Singaporean Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. In addition, the announcement of Brexit and the continued uncertainty around the full impact of it and the exact trade arrangements upon exit has adversely impacted global markets, including currencies, and resulted in a decline and volatility in the value of the British Pound Sterling and the Euro, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates and global financial markets is expected to continue due to a number of factors, including uncertainty surrounding Brexit trade arrangements and the recent political and economic uncertainty globally.

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

Historically, economic downturns have resulted in overall reductions in advertising spend. If economic conditions deteriorate or the rise of geopolitical instability and military hostilities, or global health emergencies and pandemics such as COVID-19 causes economic uncertainty, our customers and potential customers may elect to decrease their advertising budgets or defer or reconsider software and service purchases, which would limit our ability to grow our business and negatively affect our operating results.

Our business depends on retaining and attracting qualified personnel, and turnover may result in operational inefficiencies that could negatively affect our business.

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced turnover, including in December 2019 the departure of our former chief financial officer and the promotion of Robert Bertz to chief financial officer. Turnover amongst our employees could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, we must successfully integrate any new senior management and other new personnel within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

We do not maintain key person life insurance policies on any of our employees. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. Our business also requires skilled technical, sales and other personnel, who are in high demand and are often subject to competing offers. If we expand into additional geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is intense in our industry and particularly in San Francisco, California. An inability to retain, attract, relocate and motivate employees required for our business could delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships.

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

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from or through the activities of visitors could be collected, processed or stored. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. For example, the California Consumer Privacy Act, or the CCPA, took effect January 1, 2020, which provides new data privacy rights for consumers and new disclosure and operational requirements for companies. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The burdens imposed by the GDPR and CCPA, and changes to existing laws or new laws regulating the solicitation, collection or processing of personal and consumer information, truth-in-advertising and consumer protection could affect our customers’ utilization of digital advertising and marketing, potentially reducing demand for our subscription services, or impose restrictions that make it more difficult or expensive for us to provide our services.

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

We collect or have imposed upon us sales or other taxes related to the solutions we sell in certain states and other jurisdictions. An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the U.S. Supreme Court recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by any state, country or other jurisdiction in which we do business that we should be collecting sales or other taxes on the sale of our products and services could, among other things, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage clients from purchasing solutions from us or otherwise substantially harm our business and results of operations.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	the level of advertising spend managed through our platform for a particular quarter;
•	fluctuations in the contractual rates of our strategic agreements with publishers;
•	customer renewal rates, and the pricing and usage of our platform in any renewal term;
•	demand for our platform and the size and timing of our sales;
•	customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;
•	any termination or adverse changes in the Google Revenue Share Agreement, or any changes in any current or future strategic agreements with publishers;
•	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;
•	the impact of public health epidemics like COVID-19;
•	delays in projects to upgrade our own software platform infrastructure and any resulting delays in releasing new features;
•	network outages, platform downtime, software bugs or security breaches and any associated credits, warranty claims or other expenses;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;
•	market acceptance of our current and future solutions;
•	budgeting cycles of our customers;
•	our potentially lengthy sales cycle;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of infrastructure costs and operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	hiring or separation of employees or restructuring of our teams or personnel;
•	foreign currency exchange rate fluctuations; and
•	general economic and political conditions in our domestic and international markets.

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

We acquired and divested businesses in the past and may seek to acquire or divest businesses, products or technologies in the future. However, we have limited experience in acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms and/or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues.

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For instance, in connection with our prior acquisitions, we issued shares of our common stock. We may consider divestitures of certain non-core businesses, products, technologies or other assets from time to time. We may not be successful in identifying buyers for any such assets or in negotiating the terms of any such sale. Any such sale could disrupt our business and adversely affect our results of operations.

In November 2019, we completed the divestiture of assets and liabilities related to our Perfect Audience business to SharpSpring, Inc., an unrelated third party, for net proceeds of $4.3 million, as further described in Note 7 of the accompanying consolidated financial statements.

If we experience material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In the past, we have identified a material weakness in our internal control over financial reporting. While we have remediated such material weakness, there can be no assurance that we will not identify additional control deficiencies or material weaknesses in the future. If we identify material weaknesses or deficiencies in the future, if we are unable to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act, or Section 404, in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a smaller reporting company and as a result we can provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and we have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we will rely on the exemptions available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2019, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 and 2022 for federal and state purposes, respectively. Our federal net operating loss generated in 2018 can be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

We may be required to record a significant charge to earnings if our amortizable long-lived and intangible assets become impaired.

We are required under GAAP to review our amortizable long-lived and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. In the future we may be required to record a significant charge to earnings in our consolidated financial statements for the period in which any impairment of our amortizable long-lived and intangible assets is determined. This could adversely impact our results of operations and harm our business.

We previously recorded a goodwill balance as a result of acquisitions in prior years. In November 2019, we performed an impairment assessment of goodwill in conjunction with the divestiture of the assets and liabilities of our Perfect Audience business to SharpSpring, Inc., an unrelated third party. We performed this assessment utilizing the simplified method, and it resulted in an impairment of goodwill of $1.9 million at that time, reducing the goodwill balance to zero. Additionally, we performed an interim goodwill impairment test in the third quarter of 2018 due to a decline in the market capitalization of our common stock, which resulted in a charge for the impairment of $14.7 million for the year ended December 31, 2018. Refer to Note 2 and Note 6 of the accompanying consolidated financial statements for further details on the related goodwill impairment tests.

Risks Related to the Ownership of Our Common Stock

If we cannot meet the continued listing requirements of The Nasdaq Global Market, The Nasdaq Global Market may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00.  If a company’s shares trade for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. As of March 13, 2020, the closing price of our common stock on Nasdaq was $1.13. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. If Nasdaq delists our securities for trading on the Nasdaq, we could face significant adverse consequences, including:

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to December 31, 2019) has been volatile. From January 1, 2018 through December 31, 2019, the closing sales price of our common stock on the New York Stock Exchange (from January 1, 2018 through June 19, 2018), and The Nasdaq Global Market (from June 20, 2018 to December 31, 2019) ranged from $1.27 to $11.20 per share. Factors affecting the market price of our common stock include:

•

variations in, or forward-looking guidance regarding, our revenues, gross margin, operating results, free cash flow, loss per share, revenue retention rates, annualized advertising spend on our platform, adjusted EBITDA and how these results compare to analyst and investor expectations;

•	announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements by us or by our competitors;
•	disruptions in our cloud-based operations or services or disruptions of other prominent cloud-based operations or services;
•	the economy as a whole, market conditions in our industry, the effect of pandemics and public health emergencies, such as COVID-19, and the industries of our customers; and
•	any other factors discussed herein.

Because our stock price has been volatile, investing in our common stock is risky.

In addition, the stock market in general has experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. In particular, the stock market has recently experienced heightened volatility in connection with the global pandemic of COVID-19. Moreover, if the market for technology stocks, especially software and cloud computing-related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

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

On March 14, 2019, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on May 10, 2019. Pursuant to an equity distribution agreement between us and JMP Securities, common stock with an aggregate offering price of up to $13.0 million may be issued and sold pursuant to an “at-the-market” offering for sales of our common stock. Subject to certain limitations in the equity distribution agreement and compliance with applicable law, we have the discretion to deliver a sales notice to JMP at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JMP pursuant to the terms of the sales agreement. The number of shares that are sold by JMP after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JMP. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. As of the date hereof, 658,000 shares of our common stock have been sold pursuant to the equity distribution agreement, for net proceeds of $1.6 million. As of

December 31, 2019, we had common stock with an aggregate offering price of up to $11.1 million available for issuance under the equity distribution agreement.

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

Our corporate headquarters are located in San Francisco, California, where we occupy facilities totaling approximately 43,000 square feet under a lease which expires in July 2022. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. We sublease approximately 28,600 square feet of this property to two unrelated third parties through separate agreements. One of these sublease agreements expires in July 2020, while the other expires in July 2022.

We also lease office space in various North American, European and Asian countries, which we use principally for sales and marketing, research and development, administration, customer support and to deliver professional services locally. We operate a data center at a third-party facility located in the United States.

We believe our facilities are in good condition and adequate for our current needs and for the foreseeable future. See Note 13 to the accompanying consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” for information regarding our lease obligations.

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

Market Information for Our Common Stock

Our common stock trades on The Nasdaq Global Market, or Nasdaq, under the symbol “MRIN.”

Holders of Our Common Stock

As of March 13, 2020, there were 51 stockholders of record. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement.

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended December 31, 2019.

Recent Issuer Purchases of Equity Securities

We made no purchases of equity securities during the quarter ended December 31, 2019.

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

We derived the consolidated statements of operations data for the years ended December 31, 2019 and 2018, and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data includes the impact of our acquisitions and divestitures.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Revenues, net	$49,036	$58,631	$74,991	$99,878	$108,530
Cost of revenues (1) (2) (3)	22,843	27,154	32,520	35,203	40,137
Gross profit	26,193	31,477	42,471	64,675	68,393
Operating expenses:
Sales and marketing (1) (2) (3)	15,836	23,425	26,936	32,889	45,132
Research and development (1) (2) (3)	17,845	22,450	26,564	27,841	33,318
General and administrative (1) (2) (3)	10,446	13,113	16,444	19,890	22,391
Impairment of goodwill	1,910	14,740	2,797	—	—
Total operating expenses	46,037	73,728	72,741	80,620	100,841
Loss from operations	(19,844)	(42,251)	(30,270)	(15,945)	(32,448)
Gain on divestiture	5,064	—	—	—	—
Other income (expenses), net	2,252	1,593	(214)	869	104
Loss before (benefit from) provision for income taxes	(12,528)	(40,658)	(30,484)	(15,076)	(32,344)
(Benefit from) provision for income taxes	(120)	586	1,007	1,404	1,005
Net loss available to common stockholders	$(12,408)	$(41,244)	$(31,491)	$(16,480)	$(33,349)
Net loss per share available to common stockholders, basic and diluted (4)	$(1.95)	$(7.13)	$(5.59)	$(3.01)	$(6.38)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted (4)	6,373	5,783	5,638	5,474	5,225

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenues	$533	$739	$822	$1,314	$1,171
Sales and marketing	681	957	827	1,281	2,537
Research and development	1,025	1,398	1,996	4,989	7,518
General and administrative	425	877	1,059	2,711	4,393
	$2,664	$3,971	$4,704	$10,295	$15,619

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenues	$875	$938	$971	$1,027	$1,033
Sales and marketing	64	658	877	934	921
Research and development	875	938	969	1,027	1,034
General and administrative	—	3	33	92	146
	$1,814	$2,537	$2,850	$3,080	$3,134

(3)	Restructuring-related expenses included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenues	$96	$176	$—	$184	$173
Sales and marketing	401	827	—	348	718
Research and development	—	115	—	44	53
General and administrative	—	158	—	20	270
	$497	$1,276	$—	$596	$1,214

(4)	See Note 15 of the consolidated financial statements for an explanation of the calculations of basic and diluted net loss per share available to common stockholders.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,134	$10,210	$27,544	$34,420	$37,326
Property and equipment, net	8,524	11,815	15,559	20,581	21,817
Total assets	42,293	46,792	83,369	107,093	116,192
Total stockholders’ equity	21,060	29,371	62,783	87,598	94,131

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. References to “2019” and “2018” refer to the year ended December 31, 2019 and the year ended December 31, 2018, respectively.

Overview

We are a leading provider of digital marketing solutions for search, social and eCommerce advertising channels, offered as a unified software-as-a-service, or SaaS, advertising management platform for performance-driven advertisers and agencies. Our platform is an analytics, workflow and optimization solution for marketing professionals, enabling them to effectively manage their digital advertising spend. We market and sell our solutions to advertisers directly and through leading advertising agencies, and our customers collectively manage billions of dollars in advertising spend on our platform globally across a wide range of industries. We believe this makes us one of the largest providers of independent advertising cloud solutions. Our software solution is designed to help our customers:

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

Our current product lineup consists of MarinOne, and our two legacy products, Marin Search and Marin Social.

•

MarinOne. Our next-generation solution brings search, social and eCommerce advertising into a single-platform that helps advertisers maximize a customer journey that spans Google, Facebook and Amazon by combining the power of Marin Search and Marin Social with new channels like Amazon, Apple Search Ads and YouTube;

•

Marin Search. Our original solution for large advertisers and agencies, Marin Search is designed to provide search advertisers with the power, scale and flexibility required to manage large-scale advertising campaigns; and

•	Marin Social. Helps advertisers manage their Facebook, Instagram and Twitter advertising spend at scale.

Advertisers use our platform to create, target and convert precise audiences based on recent buying signals from users’ search, social and eCommerce interactions. Our platform is integrated with leading publishers such as Amazon, Apple, Baidu, Bing, Facebook, Google, Instagram, Pinterest, Twitter, Verizon Media, Yahoo! Japan and Yandex. Additionally, we have integrations with more than 50 leading web analytics and advertisement-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

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

In November 2019, we divested the assets and liabilities related to our Perfect Audience business, which focused on display retargeting advertisements, to an unrelated third party for net proceeds of $4.3 million. We believe this transaction will allow us to focus on our enterprise brands across search, social and eCommerce advertising. This transaction is described more fully in Note 7 of the accompanying consolidated financial statements.

Components of Results of Operations

Revenues, Net

We generate revenues principally from subscription contracts under which we provide advertisers with access to our search, social and eCommerce advertising management platform, either directly or through the advertiser’s relationship with an agency with whom we have a contract. Under our subscription contracts with most of our direct advertisers and independent agencies, we generally charge fees based on the amount of advertising spend that these customers manage through our platform or a contractual minimum platform fee, whichever is greater. Certain of these customers are charged only a fixed monthly platform fee. Most of our subscription contracts with our network advertising agency customers do not include a committed minimum monthly platform fee, and we charge fees based upon the amount of advertising spend that these customers manage through our platform. In general, if our contractual arrangement is with an advertising agency, the advertiser is not a party to the terms of the contract. Accordingly, most advertisers through our agency customers do not have a commitment to use our services and the advertisers may be added or removed from our platform at the discretion of the respective agency. Generally, our revenues earned from advertising agency customers represent approximately one-third to one-quarter of our overall revenues. In accordance with the terms of our subscription contracts, we generally begin invoicing our customers the first day of the month following the execution of the contract. Due to the nature of the platform and the services performed under the subscription agreements, revenues are typically recognized in the amount billable to the advertiser. Our subscription contracts are generally one year or less in length.

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

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 25% and 30% of total revenues for 2019 and 2018, respectively.

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

In the near term, we expect cost of revenues to decrease year-over-year in absolute dollars as we continue to realign our cost structure with our revenues.

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

In the near term, we expect sales and marketing expenses to decrease year-over-year in absolute dollars as we continue to realign our cost structure with our revenues.

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

Our research and development efforts are focused on enhancing our software architecture, adding new features and functionality to our platform and improving the efficiency with which we deliver these services to our customers, including the development of MarinOne. In the near term, we expect research and development expenses to decrease year-over-year in absolute dollars as we continue to realign our cost structure with our revenues.

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

In the near term, we expect our general and administrative expenses to decrease year-over-year in absolute dollars as we continue to realign our cost structure with our revenues.

Impairment of Goodwill

Impairment of goodwill is calculated using the simplified method, whereby we compare the fair value of our single reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of our net assets, goodwill is not considered impaired. If the carrying value of our net assets exceeds the fair value of the reporting unit, then goodwill is considered impaired and an impairment charge equal to that difference is recorded.

Gain on Divestiture

The gain on divestiture relates to the divestiture of the assets and liabilities of our Perfect Audience business to unrelated third party SharpSpring, Inc. in November 2019. It represents the difference between net proceeds received and the net liabilities of Perfect Audience that were transferred to SharpSpring, Inc.

Other Income, Net

Other income, net, primarily consists of sublease income and foreign currency transaction gains and losses, as well as interest income earned on our cash equivalents offset by the interest expense related to our finance lease liabilities.

(Benefit from) Provision for Income Taxes

The (benefit from) provision for income taxes consists of federal, state and foreign income taxes. Due to recent losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2019. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

The following table is a summary of our consolidated statements of operations for the specified periods and results of operations as a percentage of revenues for those periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods. Percentage of revenues figures are rounded and therefore may not subtotal exactly.

A discussion regarding our consolidated statements of operations and results of operations as a percentage of revenue for 2019 compared to 2018 is presented below. A discussion regarding our financial condition and results of operations for 2018 compared to 2017 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 14, 2019, which is available free of charge on the SEC’s website at www.sec.gov.

	Years Ended December 31,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net	$49,036	100%	$58,631	100%
Cost of revenues (1) (2) (3)	22,843	47	27,154	46
Gross profit	26,193	53	31,477	54
Operating expenses:
Sales and marketing (1) (2) (3)	15,836	32	23,425	40
Research and development (1) (2) (3)	17,845	36	22,450	38
General and administrative (1) (2) (3)	10,446	21	13,113	22
Impairment of goodwill	1,910	4	14,740	26
Total operating expenses	46,037	94	73,728	126
Loss from operations	(19,844)	(40)	(42,251)	(72)
Gain on divestiture	5,064	10	—	—
Other income, net	2,252	5	1,593	3
Loss before (benefit from) provision for income taxes	(12,528)	(26)	(40,658)	(69)
(Benefit from) provision for income taxes	(120)	—	586	1
Net loss	$(12,408)	(25)%	$(41,244)	(70)%

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2019	2018
	(in thousands)
Cost of revenues	$533	$739
Sales and marketing	681	957
Research and development	1,025	1,398
General and administrative	425	877
	$2,664	$3,971

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2019	2018
	(in thousands)
Cost of revenues	$875	$938
Sales and marketing	64	658
Research and development	875	938
General and administrative	—	3
	$1,814	$2,537

(3)	Restructuring-related expenses included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2019	2018
	(in thousands)
Cost of revenues	$96	$176
Sales and marketing	401	827
Research and development	—	115
General and administrative	—	158
	$497	$1,276

The following table sets forth our consolidated revenues by geographic area, as well as the related percentages of total revenues, for the specified periods.

	Years Ended December 31,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net by geography
United States of America	$36,718	75%	$40,907	70%
United Kingdom	5,489	11	7,664	13
Other	6,829	14	10,060	17
Total revenues, net	$49,036	100%	$58,631	100%

Adjusted EBITDA

Adjusted EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, intangible assets, the capitalization of internally developed software, the impairment of goodwill and long-lived assets, interest expense, net, the benefit from or provision for income taxes, other income or expenses, net and the non-recurring costs or gains associated with acquisitions, divestitures and restructurings. Prior to 2019, we also included deferred costs associated with contracts and the related amortization as an adjustment to net loss for the purposes of calculating Adjusted EBITDA, but we have updated our definition to no longer include those items in our calculation of Adjusted EBITDA. Adjusted EBITDA for prior periods has been adjusted to conform to the current period presentation. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•

Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization, capitalized software development costs, interest expense, net, benefit from or provision for income taxes, other income or expenses, net and costs or gains associated with acquisitions, divestitures and restructurings, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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

We understand that although Adjusted EBITDA is widely used by investors and securities analysts in their evaluations of companies, it has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•

Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; however, Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Years Ended December 31,
	2019	2018
	(in thousands)
Net loss	$(12,408)	$(41,244)
Depreciation	1,934	2,658
Amortization of internally developed software	3,904	3,774
Amortization of intangible assets	1,814	2,537
(Benefit from) provision for income taxes	(120)	586
Impairment of goodwill	1,910	14,740
Stock-based compensation expense	2,664	3,971
Capitalization of internally developed software costs	(2,056)	(2,129)
Restructuring related expenses	497	1,276
Gain on divestiture	(5,064)	—
Other income, net	(2,252)	(1,593)
Adjusted EBITDA	$(9,177)	$(15,424)

Comparison of the Years Ended December 31, 2019 and 2018

Revenues, Net

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenues, net	$49,036	$58,631	$(9,595)	(16)%

Revenues, net in 2019 decreased by $9.6 million, or 16%, as compared to 2018. During 2019, we experienced ongoing customer turnover that was not fully offset by new customer bookings. Revenues, net in 2019 and 2018 are inclusive of $12.2 million and $2.9 million, respectively, from the Google Revenue Share Agreement that became effective in the fourth quarter of 2018, as described in Note 3 to the consolidated financial statements.

Revenues, net in 2019 and 2018 from our customers located in the United States represented 75% and 70%, respectively, of total revenues, net. Revenues, net from the Google Revenue Share Agreement accounted for 25% of total revenues, net for 2019. There were no customers that accounted for greater than 10% of our revenues, net in 2018.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenues	$22,843	$27,154	$(4,311)	(16)%
Gross profit	26,193	31,477	(5,284)	(17)
Gross margin	53%	54%

Cost of revenues in 2019 decreased by $4.3 million, or 16%, as compared to 2018. The decrease was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which led to a decrease of $2.2 million in compensation and benefits expense, including stock-based compensation expense, as compared to 2018. This reduction in headcount also contributed to a decrease in allocated facilities and information technology costs of $0.5 million in 2019. We also experienced a decrease of $0.9 million in hosting costs in 2019, due to a decline in the usage of our hosted platform as compared to 2018. Additionally, depreciation decreased $0.5 million in 2019, due to the nature and timing of capital expenditures and internal projects as compared to 2018.

Our gross margin decreased to 53% during 2019, as compared to 54% during 2018. This was primarily due to our revenues, net declining during the year at a slightly faster rate than the corresponding decrease in costs.

Sales and Marketing

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$15,836	$23,425	$(7,589)	(32)%
Percent of revenues, net	32%	40%

Sales and marketing expenses in 2019 decreased by $7.6 million, or 32%, as compared to 2018. This decrease was primarily due to a reduction in the global sales support and marketing headcount, including reductions that were part of our restructuring activities during 2019 (refer to Note 4 of the accompanying consolidated financial statements), contributing to net decreases of $4.8 million in personnel-related costs, and $1.0 million in allocated facilities and information technology costs as compared to 2018. Restructuring costs in 2019 decreased $0.4 million, as there were additional restructuring activities in 2018, including a headcount reduction of approximately 13% of our workforce and the closure of certain leased facilities. The remaining decrease during 2019 was primarily the result of lower marketing costs of $0.6 million, as we eliminated or shifted the timing of certain of our marketing activities.

Research and Development

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$17,845	$22,450	$(4,605)	(21)%
Percent of revenues, net	36%	38%

Research and development expenses in 2019 decreased by $4.6 million, or 21%, as compared to 2018. The decrease was primarily due to a reduction in the number of full-time research and development personnel, resulting in a decrease of $3.1 million in compensation expense and $0.6 million in allocated facilities and information technology costs as compared to 2018. We did not incur restructuring costs in 2019, as compared to 2018 when $0.1 million was incurred as part of the 2018 Restructuring Plan (refer to Note 4 of the accompanying consolidated financial statements). Finally, the decrease was further driven by lower professional fees of $0.6 million, as we reduced the number of research and development contractors as compared to 2018.

General and Administrative

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$10,446	$13,113	$(2,667)	(20)%
Percent of revenues, net	21%	22%

General and administrative expenses in 2019 decreased by $2.7 million, or 20%, as compared to 2018. Compensation and benefits expense decreased by $2.1 million in 2019, primarily due to reductions in headcount and a decrease in stock-based compensation expense, driven by employee turnover and the decline in our stock price. The decrease was further driven by the reduction in our provision for bad debts of $0.3 million in 2019, primarily due to improved efforts to collect on long outstanding and reserved receivables. We also did not incur restructuring costs in 2019, as compared to 2018 when $0.2 million was incurred as part of the 2018 Restructuring Plan (refer to Note 4 of the accompanying consolidated financial statements).

Impairment of Goodwill

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Impairment of goodwill	$1,910	$14,740	$(12,830)	(87)%
Percent of revenues, net	4%	26%

We recorded a goodwill impairment charge of $1.9 million in the fourth quarter of 2019, reducing the goodwill balance to zero at that time. We also recorded a goodwill impairment charge of $14.7 million in the third quarter of 2018. Refer to Note 2 and Note 6 of the accompanying consolidated financial statements for additional information on these goodwill impairment charges.

Gain on Divestiture

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Gain on divestiture	$5,064	$—	$5,064	100%

In November 2019, we completed the divestiture of the assets and liabilities related to our Perfect Audience business to SharpSpring, Inc. an unrelated third party. As part of this transaction, we received net proceeds of approximately $4.3 million and transferred net liabilities of approximately $0.8 million to the acquirer, resulting in a gain of $5.1 million. Refer to Note 7 of the accompanying consolidated financial statements for additional information on this gain on divestiture.

Other Income, Net

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income, net	$2,252	$1,593	$659	41%

Other income, net, primarily consists of sublease income recorded under agreements for portions of our San Francisco and Portland office spaces, with terms through July 2022 and May 2020, respectively, as well as foreign currency transaction gains and losses and interest income and expense. In 2019, we generated sublease income of $2.3 million, as compared to $1.5 million in 2018. Foreign currency transaction losses were less than $0.1 million, and interest expense was $0.1 million in 2019. This compared to foreign currency transaction gains of $0.2 million and interest expense of $0.1 million in 2018.

(Benefit from) Provision for Income Taxes

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(120)	$586	$(706)	(120)%

The benefit from income taxes in 2019 totaled $0.1 million, as compared to a provision for income taxes of $0.6 million in 2018. The primary driver for this change was the current foreign income tax provision, which was $0.2 million in 2019, as compared to $0.9 million in 2018. In 2019, there was a net benefit of $0.3 million from the reserve for uncertain foreign tax positions primarily due to the close of the statute of limitations on several such positions during the year. This compared to 2018, when there was a $0.4 million net expense related to the reserve for uncertain foreign tax positions. The remaining decrease in the current foreign income tax provision was primarily due to reduced profits earned by our wholly-owned foreign subsidiaries as compared to 2018.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2019. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(in thousands)
Revenues, net	$11,384	$11,728	$12,476	$13,448	$15,825	$13,153	$14,251	$15,402
Cost of revenues (1) (2) (3)	5,536	5,567	5,929	5,811	6,160	6,459	6,963	7,572
Gross profit	5,848	6,161	6,547	7,637	9,665	6,694	7,288	7,830
Operating expenses
Sales and marketing (1) (2) (3)	3,383	3,732	4,087	4,634	4,594	5,296	6,154	7,381
Research and development (1) (2) (3)	4,418	3,872	4,660	4,895	5,007	5,471	5,817	6,155
General and administrative (1) (2) (3)	2,317	2,631	2,277	3,221	3,049	2,921	3,766	3,377
Impairment of goodwill	1,910	—	—	—	—	14,740	—	—
Total operating expenses	12,028	10,235	11,024	12,750	12,650	28,428	15,737	16,913
Loss from operations	(6,180)	(4,074)	(4,477)	(5,113)	(2,985)	(21,734)	(8,449)	(9,083)
Gain on divestiture	5,064	—	—	—	—	—	—	—
Other income, net	540	640	532	540	585	336	377	295
Loss before (benefit from) provision for income taxes	(576)	(3,434)	(3,945)	(4,573)	(2,400)	(21,398)	(8,072)	(8,788)
(Benefit from) provision for income taxes	(50)	(161)	58	33	(38)	96	204	324
Net loss	$(526)	$(3,273)	$(4,003)	$(4,606)	$(2,362)	$(21,494)	$(8,276)	$(9,112)
Net loss per share available to common stockholders, basic and diluted	$(0.08)	$(0.49)	$(0.65)	$(0.77)	$(0.40)	$(3.71)	$(1.44)	$(1.59)

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(in thousands)
Cost of revenues	$139	$127	$142	$125	$203	$160	$172	$204
Sales and marketing	141	155	205	180	265	181	271	240
Research and development	209	266	269	281	406	339	314	339
General and administrative	75	105	146	99	164	195	273	245
Total stock-based compensation expense	$564	$653	$762	$685	$1,038	$875	$1,030	$1,028

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(in thousands)
Cost of revenues	$173	$234	$234	$234	$234	$234	$233	$237
Sales and marketing	—	—	—	64	131	130	184	213
Research and development	173	234	234	234	233	234	234	237
General and administrative	—	—	—	—	—	—	—	3
Total amortization of intangible assets	$346	$468	$468	$532	$598	$598	$651	$690

(3)	Restructuring-related expenses included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(in thousands)
Cost of revenues	$90	$—	$—	$6	$—	$37	$—	$139
Sales and marketing	178	—	66	157	169	113	48	497
Research and development	—	—	—	—	—	—	—	115
General and administrative	—	—	—	—	—	11	36	111
Total restructuring related expenses	$268	$—	$66	$163	$169	$161	$84	$862

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(as a % of revenues, net)
Revenues, net	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	49	47	48	43	39	49	49	49
Gross profit	51	53	52	57	61	51	51	51
Operating expenses
Sales and marketing	30	32	33	34	29	40	43	48
Research and development	39	33	37	36	32	42	41	40
General and administrative	20	22	18	24	19	22	26	22
Impairment of goodwill	17	—	—	—	—	112	—	—
Total operating expenses	106	87	88	95	80	216	110	110
Loss from operations	(54)	(35)	(36)	(38)	(19)	(165)	(59)	(59)
Gain on divestiture	44	—	—	—	—	—	—	—
Other income, net	5	5	4	4	4	3	3	2
Loss before (benefit from) provision for income taxes	(5)	(29)	(32)	(34)	(15)	(163)	(57)	(57)
(Benefit from) provision for income taxes	—	(1)	—	—	—	1	1	2
Net loss	(5)%	(28)%	(32)%	(34)%	(15)%	(163)%	(58)%	(59)%

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering, or the IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of December 31, 2019, our principal source of liquidity was our unrestricted cash and cash equivalents of $11.1 million. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain a $0.9 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco. This balance is reflected as restricted cash on the consolidated balance sheets of the accompanying condensed consolidated financial statements. In March 2019, we entered into a $0.1 million irrevocable letter of credit to secure the non-cancelable lease we executed for our new office in Paris, and we were required to restrict an additional $0.1 million of our cash and cash equivalents from use to secure that letter of credit. This balance is also reflected as restricted cash on the consolidated balance sheet of the accompanying consolidated financial statements.

We maintain cash balances in our foreign subsidiaries. As of December 31, 2019, we had $11.1 million of unrestricted cash and cash equivalents in aggregate, of which $1.5 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA, which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries, and a tax on earnings of foreign subsidiaries in excess of a specified return on the subsidiaries' tangible assets, known as the Global Intangible Low-Taxed Income, or GILTI. We completed our analysis of the accounting for the transition tax in the fourth quarter of 2018 and there was no tax due as a result of significant accumulated losses in our foreign subsidiaries. We also determined that no GILTI inclusion would be required in the fourth quarter of 2018 and in 2019, as our foreign subsidiaries have accumulated significant losses. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

On March 14, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019, under which we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50.0 million. As part of the shelf registration statement, we entered into an equity distribution agreement with JMP Securities LLC under which we may offer and sell shares of our common stock having an aggregate offering price of up to $13.0 million through an at-the-market offering program administered by JMP Securities. We are not required to sell any of our stock under this program. JMP Securities is entitled to compensation of up to 5.0% of the gross proceeds from sales of our common stock pursuant to the equity distribution agreement. We intend to use any net proceeds from the sale of securities under the equity distribution agreement primarily for working capital and general corporate purposes. For the year ended December 31, 2019, we sold 658 shares of our common stock under the equity distribution agreement, and received proceeds of $1.6 million, net of offering costs of $0.2 million, at a weighted average sales price of $2.82 per share. The total amount of cash that may be generated under this equity distribution agreement is uncertain and depends on a variety of factors, including market conditions and the price of our common stock. As of December 31, 2019, we had common stock with an aggregate offering price of up to $11.1 million available for issuance under the equity distribution agreement.

We have incurred significant losses in each fiscal year since our incorporation in 2006, and we expect to continue to incur losses and negative cash flows over the next several years. Based on our current and anticipated level of operations, including our internal forecasts and projections, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our operations for at least the next 12 months. Our ability to achieve our business objectives and to continue to meet our obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including market conditions and the potential effect of the COVID-19 pandemic. Although we are pursuing additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Accordingly, we plan to reduce our expenses in 2020 by approximately 30%, which will be achieved through operating and other cost savings including a reduction in personnel costs. Our ability to continue as a going concern is dependent upon our ability to successfully implement the plans described above.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(1,236)	$(12,980)
Net cash provided by (used in) investing activities	1,607	(2,707)
Net cash provided by (used in) financing activities	260	(1,287)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(29)	(360)
Net increase (decrease) in cash and cash equivalents and restricted cash	$602	$(17,334)

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

Cash used in operating activities in 2019 of $1.2 million was primarily the result of a net loss of $12.4 million, which was not fully offset by non-cash expenses of $7.6 million, primarily consisting of impairment of goodwill, depreciation, amortization, gain on divestiture of Perfect Audience, stock-based compensation expense, provision for bad debts and net changes in operating leases, and a $3.6 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $4.2 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.2 million due to the timing of related disbursements; and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.8 million due to the timing of related disbursements.

Cash used in operating activities in 2018 of $13.0 million was primarily the result of a net loss of $41.2 million, which was not fully offset by non-cash expenses of $29.3 million, primarily consisting of impairment of goodwill, depreciation, amortization, unrealized foreign currency gains, stock-based compensation expense, provision for bad debts and deferred income tax benefits, and a

$1.0 million net change in working capital items. These items consisted most notably of (1) an increase in accounts receivable of $0.7 million due to the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $0.6 million due to the timing of related disbursements; and (3) an increase in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.3 million due to the timing of related disbursements and customer advances.

Investing Activities

In 2019, investing activities primarily consisted of net proceeds of $4.3 million from the divestiture of Perfect Audience (refer to Note 7 of the accompanying consolidated financial statements for further information on this transaction). Other than this transaction, investing activities in 2019 and 2018 consisted of purchases of property and equipment, including technology hardware and software to support our business, as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities in 2019 was $0.3 million. This was primarily due to $1.6 million of net proceeds from the issuance of common shares pursuant to our equity distribution agreement with JMP Securities and $0.1 million of proceeds from net contributions to the 2013 Employee Stock Purchase Plan, or 2013 ESPP, offset by $1.2 million of net repayments under our right-of-use finance lease liabilities and $0.3 million in employee taxes paid for withheld shares upon the settlement of equity awards.

Cash used in financing activities in 2018 was $1.3 million. This was primarily due to $1.3 million of net repayments under our capital lease arrangements (under previous lease guidance) and $0.3 million in employee taxes paid for withheld shares upon the settlement of equity awards, partially offset by $0.3 million of proceeds from net contributions to the 2013 ESPP.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under finance leases for computer equipment, along with the related interest, as well as operating leases for office space, net of sublease income. As of December 31, 2019, the future minimum payments under these commitments, were as follows:

	Payments Due By Period
	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Finance lease obligations	$630	$618	$12	$—	$—
Interest expense payments	17	17	—	—	—
Operating leases obligations	9,681	4,249	5,432	—	—
Sublease income	(3,489)	(1,768)	(1,721)	—	—
Total	$6,839	$3,116	$3,723	$—	$—

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of December 31, 2019.

In addition to the obligations in the table above, we have approximately $0.9 million of uncertain tax positions that have been recorded as liabilities as of December 31, 2019. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of December 31, 2019, other than operating leases and related subleases, as described in the Notes to the consolidated financial statements, and the irrevocable letter of credit described above.

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

Revenue Recognition

We generate revenues principally from subscriptions either directly with advertisers or with advertising agencies to our platform for the management of search, social and eCommerce advertising. Revenue is recognized when control of these advertising management services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy a performance obligation.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. These strategic agreements are generally billed on a quarterly basis. The majority of the strategic agreement revenue is concentrated to one revenue share agreement, executed with Google in December 2018, but with an effective date of October 1, 2018. Under this agreement, which constitutes a single performance obligation, we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. The agreement requires us to reinvest a specified percentage of these revenue share payments to drive our search technology platform innovation. The performance obligation is satisfied over time ratably over the contractual term of two years, since Google simultaneously receives and consumes the benefit from our performance, using an output method based upon the passage of time. We believe this provides a faithful depiction of the pattern of transfer of control. The agreement carries a three-year term; however, until March 2020, when we and Google executed the first amendment to the agreement, the term was cancellable by Google after two years with no penalty if we did not meet certain financial metrics, and, therefore, we historically evaluated the agreement as a two-year agreement with one optional renewal year. We will account for the impact of the third year prospectively as of the date of execution of the first amendment.

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

We capitalize certain contract acquisition and fulfillment costs and amortize those costs based on the expected period of benefit, which we have determined to be 30 months. This period of benefit was determined by taking into consideration the duration of our customer contracts, historical contract renewal rates, the underlying platform technology and other factors.

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

Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions. We last assessed the application of Internal Revenue Code Section 382 during the fourth quarter of 2017, and concluded no limitation applied. We have monitored equity transactions in the periods since the fourth quarter of 2017 and have found no circumstances which would result in a significant change in our stock ownership. In the event we have subsequent changes in ownership or profitability is delayed, net operating losses and research and development credit carryovers could be further limited and may expire unutilized.

Accounts Receivable and Related Reserves

We record accounts receivable at the invoiced amounts, and these receivables do not bear interest. We record reserves as a reduction of our accounts receivable balance for doubtful accounts and revenue credits. Estimates are required to determine both of these reserves.

Our allowance for doubtful accounts reflects our best estimate of probable losses inherent in our receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. When collection of an outstanding balance is no longer probably, we will either partially or fully write-off the balance against the allowance for doubtful accounts. The allowance for doubtful accounts charges are included as a component of general and administrative expenses. Our reserve for revenue credits relates to service credits that are expected to be issued to customers during the ordinary course of business. These credits typically relate to customer disputes and billing adjustments and are recorded as reductions to revenues, net. Reserves for revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance and are estimated using the expected value method based on an analysis of credits issued in previous periods. These estimates could change significantly for various reasons, including changes in our customers' financial condition, interruptions to our platform or deterioration in the economy.

Goodwill, Intangible Assets and Other Long-Lived Assets -- Impairment Assessments

We review goodwill for impairment annually during the fourth quarter, and whenever events or changes in circumstances indicate its carrying value may not be recoverable, in accordance with authoritative accounting guidance. For the purposes of impairment testing, we have determined that we have one reporting unit. We perform the simplified goodwill impairment test, whereby we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then goodwill is considered impaired and an impairment charge equal to that difference is recorded.

In November 2019, we performed an impairment assessment of goodwill in conjunction with the divestiture of our Perfect Audience business to SharpSpring, Inc., an unrelated third party. We performed this assessment utilizing the simplified method, and it resulted in an impairment of goodwill of $1.9 million at that time, reducing the goodwill balance to zero. Previously, we recorded an impairment of goodwill of $14.7 million in the third quarter of 2018. Refer to Note 2 and Note 6 of the accompanying consolidated financial statements for further details on the related goodwill impairment tests.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of December 31, 2019, we had unrestricted cash and cash equivalents of $11.1 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2019, we had an aggregate of $0.6 million in finance lease liabilities outstanding. These right-of-use finance lease obligations carry fixed interest rates that range from 5.2% to 7.9%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding right-of-use finance lease obligations. Changes in interest rates would, however, affect operating results and cash flows because of the variable rate nature of our obligations. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of December 31, 2019 would result in an insignificant impact to interest expense in 2019.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 25% and 30% for 2019 and 2018, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency (losses) gains included in determining net loss were less than $(0.1) million and $0.2 million, in 2019 and 2018, respectively. Transaction gains and losses are included in other income, net.

If our international operations grow or become a larger percentage of our overall business, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion, while a strengthening U.S. Dollar can negatively impact our international revenues. To date, we have not entered into any foreign currency hedging contracts, and, based on our current international structure, we do not plan on engaging in hedging activities in the near future.

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

Management, with the participation of our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the disclosure controls and procedures as of the end of the period. Based on such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our directors and their ages, occupations and length of Board service as of February 15, 2020 are provided in the tables below.

Our Class I Directors (term to expire in 2020)

Name of Director	Age	Principal Occupation	Director Since
L. Gordon Crovitz	61	Founder, Journalism Online	2012
Daina Middleton	54	CEO, Ansira	2014

L. Gordon Crovitz. Mr. Crovitz has served as a member of our Board since May 2012.  In February 2018, Mr. Crovitz co-founded and currently serves as the co-CEO of NewsGuard Technologies, a provider of information about the news brands consumers access online.  Between September 2016 and April 2017, Mr. Crovitz served as the Interim CEO of Houghton Mifflin Harcourt Company, a global learning company.  In 2009, Mr. Crovitz became a partner at NextNews Ventures, which invests in early-stage news and information companies.  Mr. Crovitz also co-founded Journalism Online, LLC, a provider of e-commerce solutions for publishers, in April 2009.  From 2008 until April 2009, Mr. Crovitz was an active angel investor in, and advisor to, privately held media and technology companies. Prior to that, Mr. Crovitz worked at Dow Jones & Company, Inc. from 1980 until 2007 in a variety of positions, most recently as a publisher of The Wall Street Journal and executive vice president. Mr. Crovitz is a member of the boards of directors of Houghton Mifflin Harcourt Company, which he joined in 2012, and of Next Digital (Hong Kong), a media company, which he joined in 2018. He is also a member of the boards of directors of Association of American Rhodes Scholars, Blurb, Inc., and Business Insider, Inc., each of which is a privately held entity. Mr. Crovitz holds an A.B. in Politics, Economics, Rhetoric and Law from the University of Chicago, a B.A. in Jurisprudence from the University of Oxford and a J.D. from Yale Law School. Mr. Crovitz brings to our Board a diversity of distinguished experiences and seasoned business acumen, particularly extensive experience in the media and publishing industries. His service on a number of boards of directors provides an important perspective on corporate governance matters, including best practices established at other companies.

Daina Middleton. Ms. Middleton has served on our Board since October 2014. Since September 2019, Ms. Middleton has been a board member, advisor and a Partner at the Enact Agency, a strategic consultancy that helps brands ignite growth by enabling them to discover, define, articulate and amplify their Challenger strategy. Prior to her current role, Ms. Middleton was the CEO of Ansira, an independent marketing technology and services company, from October 2017 until April 2019. She also spent time as a leadership development and organization effectiveness coach with the Larcen Consulting Group and, from May 2014 until January 2016, was the Head of Business Marketing at Twitter, Inc., a social media and communications platform. Before joining Twitter, she was Chief Executive Officer of Performics, Inc., a performance marketing agency, from January 2010 to May 2014. Prior to that, Ms. Middleton served as Senior Vice President at Moxie Interactive, an interactive marketing agency, from 2008 to 2010, and earlier in her career, she worked at Hewlett-Packard for 16 years in advertising and marketing roles of increasing responsibility. Ms. Middleton received a B.S. in Technical Journalism from Oregon State University. Ms. Middleton brings to our Board her expertise in the digital marketing space built over more than 20 years in the industry as well as her experience in general management and executive leadership.

Our Class II Directors (term to expire in 2021)

Name of Director	Age	Principal Occupation	Director Since
Donald Hutchison	63	Investor	2006

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

Our Class III Directors (term to expire in 2022)

Name of Director	Age	Principal Occupation	Director Since
Brian Kinion	53	CFO, Upwork	2017
Christopher Lien	53	Founder, CEO, Marin Software Incorporated	2006

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

Christopher Lien. Mr. Lien is our founder, Chief Executive Officer, and chairman of our Board. From May 2014 until September 2015, Mr. Lien served as executive chairman, and from the founding of the Company in 2006 to May 2014, he served as our Chief Executive Officer. Mr. Lien returned to serve as our Chief Executive Officer in August 2016. Mr. Lien has been a member of our Board since 2006. Previously, Mr. Lien served as Chief Operating Officer of Adteractive, Inc., an online performance marketing company, from 2004 to 2005. In 2001, Mr. Lien co-founded and served as Chairman and Chief Financial Officer of Sugar Media, Inc., a broadband services platform, until its acquisition in 2003 by 2Wire, Inc., a leading supplier of DSL equipment and services, which was subsequently acquired by Pace plc in 2010. Prior to that, Mr. Lien served in various capacities at BlueLight.com, LLC, Kmart Corporation’s e-commerce and Internet service provider subsidiary from 2000 to 2001, including as Chief Financial Officer and acting Chief Executive Officer. Prior to BlueLight.com, Mr. Lien spent 10 years at various investment banks, including Morgan Stanley and Evercore Partners, with his last role as Managing Director. Mr. Lien is a member of the Board of Directors of SocialChorus, Inc., a private SaaS platform for employee engagement. Mr. Lien holds an A.B. from Dartmouth College, where he was elected as a member of Phi Beta Kappa, and an M.B.A. from the Stanford Graduate School of Business. Mr. Lien’s presence as a director brings his thorough knowledge of our company into our Board’s strategic and policy-making discussions. He brings his extensive experience in finance, digital marketing and executive roles in the information technology industry into deliberations regarding our strategy and operations.

Executive Officers

The names of our executive officers, their ages as of February 15, 2020, and their positions are shown below.

Name	Age	Position
Christopher Lien	53	Chief Executive Officer
Robert Bertz	56	Chief Financial Officer
Wister Walcott	53	EVP, Product and Technology

Our Board chooses executive officers, who then serve at the Board's discretion. There is no familial relationship between any of the directors or executive officers and any other director or executive officer of the Company.

For information regarding Mr. Lien, please refer to the section “Our Class III Directors (term to expire in 2022)” above.

Robert Bertz.  Mr. Bertz has served as our Chief Financial Officer since December 2019 and as our as our Vice President and Corporate Controller from April 2019 until December 2019. Before joining us, Mr. Bertz served in various positions at Enphase Energy, Inc., a supplier of solar microinverters, from October 2014 to April 2019, including as the Corporate Controller of Enphase Energy from June 2015 to April 2019. Prior to Enphase Energy, Mr. Bertz served as the Chief Financial Officer and Controller of Civitas Media/Heartland Publications LLC, a newspaper publisher, from 2011 to 2014, and as the Chief Financial Officer of Ensenda, Inc., a transportation and logistics company, from 2008 to 2011. Prior to this, Mr. Bertz served as the Vice President of Finance and Corporate Controller of ServiceSource International, Inc., a customer journey experience company, from 2006 to 2008, as the Corporate Controller of Cost Plus, Inc., a specialty retail store and subsidiary of Bed Bath & Beyond Inc., from 2003 to 2006, and as the Vice President and Corporate Controller of PeoplePC, an internet service provider and subsidiary of EarthLink, Inc., from 1999 to 2002. Mr. Bertz is a licensed Certified Public Accountant (inactive) and received his Bachelor of Business Administration in Accounting from the University of Texas Austin.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to us and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in 2019.

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

Director Compensation

The following table provides information for the fiscal year ended December 31, 2019 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal 2019. Christopher Lien, our Chief Executive Officer, is not included in the table below as he is an employee and thus received no compensation for his services as a director for the fiscal year ended December 31, 2019.  The compensation received by Mr. Lien as an employee is shown in the “Summary Compensation Table” below.

Pursuant to our prior director compensation policy, on the date of the annual stockholder’s meeting, non-employee directors are eligible to receive an option to purchase our common stock having an aggregate full grant date fair value of $150,000, with such option vesting in full on the first anniversary of the date of grant.  For fiscal 2019, our compensation committee revised the director compensation policy to provide that, on the date of the annual stockholder’s meeting, non-employee directors are eligible to receive an option to purchase our common stock having an aggregate full grant date fair value of $40,000, with such option vesting in full on the first anniversary of the date of grant.  Pursuant to the revised policy, each non-employee director was granted an option to purchase 16,900 shares of our common stock in fiscal 2019, which option had a grant date fair value of $34,837 as indicated in the table below.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
L. Gordon Crovitz	—	34,837	—	34,837
Donald P. Hutchison	—	34,837	—	34,837
Brian Kinion	—	34,837	—	34,837
Daina Middleton	—	34,837	—	34,837
(1)

Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with ASC 718 for stock option awards granted during the fiscal year. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Notes 11 and 12 to the to the accompanying consolidated financial statements. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the non-employee directors from the options. For information regarding the number of stock options held by each non-employee director as of December 31, 2019, see the table below.

Our non-employee directors held the following number of outstanding stock options as of December 31, 2019.

Name	Grant Date	Option Awards(1)
L. Gordon Crovitz	5/13/19(2)	16,900
	4/12/18(2)	8,572
	5/8/17(2)	8,572
	5/10/16(2)	8,572
	4/22/15(2)	6,943
	5/12/14(2)	4,177
Donald P. Hutchison	5/13/19(2)	16,900
	4/12/18(2)	8,572
	5/8/17(2)	8,572
	5/10/16(2)	8,572
	4/22/15(2)	6,986
	5/12/14(2)	4,220
	9/14/12(3)	2,858
	1/31/13(4)	4,286
	1/31/13(5)	100
Brian Kinion	5/13/19(2)	16,900
	4/12/18(2)	8,572
	8/15/17(2)	7,444
Daina Middleton	5/13/19(2)	16,900
	4/12/18(2)	8,572
	5/8/17(2)	8,572
	5/10/16(2)	8,572
	4/22/15(2)	6,886
	10/13/14(6)	4,286
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
(3)

The stock option was granted pursuant to the 2006 Equity Incentive Plan (the “2006 Plan”) and was immediately exercisable in full upon grant. In the event the grantee exercised unvested shares subject to the option, the unvested shares would be subject to a right of repurchase in our favor at the option exercise price. The stock option vested ratably each month over a 48-month period from the vesting commencement date.

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

Executive Compensation

This section provides an overview of the material components of our executive compensation program for each person who served as our principal executive officer and our two executive officers (other than our principal executive officer) who were our most highly-compensated executive officers during fiscal 2019 and who we refer to as our “named executive officers.”  This section also provides an overview of the material components of our executive compensation program for our former Chief Financial Officer, who resigned in December 2019 and who would have been a named executive officer but for the fact that we was not serving as an executive officer at the end of 2019.

Our named executive officers for fiscal 2019 were:

•	Christopher Lien, our founder and Chief Executive Officer;
•	Wister Walcott, our Executive Vice President, Product and Technology;
•	Robert Bertz, our Chief Financial Officer effective as of December 5, 2019; and
•	Bradly Kinnish, our former Chief Financial Officer who resigned on December 5, 2019.

The compensation earned or paid to our named executive officers for fiscal 2018 and fiscal 2019 is set forth in detail in the Summary Compensation Table and other tables that follow this section, as well as the accompanying footnotes and narratives relating to those tables.

Summary Compensation Table

The following table provides information regarding all plan and non-plan compensation awarded to, earned by or paid to each of our named executive officers for all services rendered in all capacities during fiscal 2018 and fiscal 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Christopher Lien	2019	400,000	—	—		123,682	300,000	32,651	(7)	856,333
Founder, Chief Executive Officer	2018	400,000	—	—		—	288,000	32,617	(8)	720,617
Wister Walcott	2019	300,000	—	180,000	(4)	—	112,500	3,283	(9)	595,783
EVP, Product & Technology	2018	300,000	—	297,000	(5)	—	108,000	2,837	(10)	707,837
Robert Bertz*	2019	169,861	—	143,200	(6)	—	35,859	15,488	(11)	364,408
Chief Financial Officer
Bradley Kinnish**	2019	262,018	—	120,000	(14)	—	—	9,447	(12)	391,465
Former Chief Financial Officer	2018	275,000	—	—		238,651	99,000	9,016	(13)	621,667

 *  Mr. Bertz was appointed as our Chief Financial Officer as of December 5, 2019.

**  Mr. Kinnish resigned as our Chief Financial Officer as of December 5, 2019.

(1)

The amount shown in this column represents the grant date fair value of restricted stock units (“RSUs”) granted, as computed in accordance with ASC 718. For fiscal 2018, the assumptions used in calculating the grant date fair value are set forth in Notes 11 and 12 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).  For fiscal 2019, the assumptions used in calculating the grant date fair value are set forth in Notes 11 and 12 to the accompanying audited consolidated financial statements. Note that the amount reported in this column reflects the accounting cost for these RSUs and do not correspond to the actual economic value that may be received.

(2)

The amounts shown in this column represent the grant date fair value of the stock options granted to the named executive officers during 2018 and 2019, as computed in accordance with ASC 718. For fiscal 2018, the assumptions used in calculating the grant date fair value are set forth in Notes 11 and 12 to the audited consolidated financial statements included in the 2018 Form 10-K. For fiscal 2019 amounts, the assumptions used in calculating the grant date fair value are set forth in Notes 11 and 12 to the accompanying audited consolidated financial statements. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.

(3)

The amounts in this column represent total performance-based bonuses earned for services rendered in fiscal 2018 and fiscal 2019 pursuant to the terms of our Executive Bonus Plan. For fiscal 2018, our Executive Bonus Plan funded at 72% attainment based on our revenue performance and ending cash balance. As a result, Messrs. Kinnish and Walcott received cash bonus amounts equal to 72% of their respective target level of annual bonus, where the target was 50% of their respective annual base salaries. Mr. Lien received a cash bonus amount equal to 72% of his target level of annual bonus, where the target was 100% of his annual base salary. Each of these bonuses was paid in fiscal 2019. For fiscal 2019, our revenue performance and ending cash balance resulted in 72% attainment of the goals originally established under the Executive Bonus Plan. In June 2019, the Board approved a modification to the Executive Bonus Plan for 2019 (the “Modified Plan”), which applied to certain participants, including Mr. Kinnish (our then-current Chief Financial Officer) and Mr. Walcott (the “Included Personnel”), but excluded Mr. Lien. The Board approved the Modified Plan to provide for a minimum payout percentage of 75% of each Included Personnel’s target annual bonus amount, regardless of the Company’s revenue and ending cash balance as of December 31, 2019. Mr. Lien’s eligibility for a cash bonus would be determined in accordance with the Executive Bonus Plan for 2019, in its unmodified form. Messrs. Walcott and Kinnish had a target cash bonus amount equal to 50% of his base salary. Mr. Robert Bertz, the Company’s current Chief Financial Officer, has had a target cash bonus amount equal to 50% of his base salary since his appointment as Chief Financial Officer on December 5, 2019. To assist with retention, in February 2020, the compensation committee funded the Modified Plan at 75% of the target level of funding for Messrs. Lien, Walcott and Bertz. Although Messrs. Lien and Bertz were not subject to the Modified Plan providing for a minimum payout percentage of 75%, the Committee determined for retention purposes to grant cash bonuses to Messrs. Lien and Bertz at the same 75% of annual bonus target level as agreed for the Included Personnel.  Mr. Bertz’s cash bonus amount equaled 75% of his target level of annual bonus, prorated based on the partial year of service as Chief Financial Officer during fiscal 2019. Each of these bonuses was paid in fiscal 2020.

(4)

Represents an RSU award with respect to 45,000 shares made at the discretion of the compensation committee on May 13, 2019, which vests as follows: 25% of the shares vest on May 13, 2020 and the remainder vest annually over the next three years thereafter subject to Mr. Walcott continuing to provide services to the Company, such that the shares subject to this RSU would be fully vested in May 2023. The compensation committee awarded Mr. Walcott the RSU grant to promote retention.

(5)

Represents an RSU award with respect to 45,000 shares made at the discretion of the compensation committee on April 12, 2018, which vests as follows: 25% of the shares vested on April 12, 2019 and the remainder vest annually over the next three years thereafter subject to Mr. Walcott continuing to provide services to the Company, such that the shares subject to this RSU would be fully vested in April 2022. The compensation committee awarded Mr. Walcott the RSU grant to promote retention.

(6)

Represents two RSU awards made to Mr. Bertz in 2019. The first RSU award with respect to 20,000 shares was made at the discretion of the compensation committee on May 7, 2019. This RSU is subject to vesting, with 25% of the shares vesting on May 7, 2020 and the remainder vesting annually over the next three years thereafter subject to Mr. Bertz continuing to provide services to the Company, such that the shares subject to this RSU would be fully vested in May 2023. The compensation committee awarded Mr. Bertz this RSU grant in connection with his joining the Company as Vice President and Corporate Controller in April 2019. The second RSU award with respect to an additional 20,000 shares was made at the discretion of the Board of Directors December 9, 2019. This RSU is subject to vesting, with 25% of the shares vesting on December 9, 2020 and the remainder vesting annually over the next three years thereafter subject to Mr. Bertz continuing to provide services to the Company, such that the shares subject to this RSU would be fully vested in December 2023. The Board of Directors awarded Mr. Bertz this RSU grant in connection with his promotion to Chief Financial Officer in December 2019.

(7)

Includes $29,368 in medical insurance premiums coverage that we paid on Mr. Lien’s behalf, $2,863 in premiums paid by us for long-term disability benefits, and $420 in premiums paid by us group term life insurance benefits.

(8)	Includes $27,777 in medical insurance premiums coverage that we paid on Mr. Lien’s behalf, $2,460 in parking reimbursement, and $2,381 in premiums paid by us for long-term disability benefits.
(9)	Includes $2,863 in premiums paid by us for long-term disability benefits, and $420 in premiums paid by us group term life insurance benefits.
(10)	Includes $456 in reimbursement for travel expenses incurred by Mr. Walcott and $2,381 in premiums paid by us for long-term disability benefits.
(11)

Includes $13,911 in medical insurance premiums coverage that we paid on Mr. Bertz’s behalf, $995 in premiums paid by us for life insurance, and $582 in premiums paid by us for long-term disability benefits.

(12)

Includes $7,896 in medical insurance premiums coverage that we paid on Mr. Kinnish’s behalf, $403 in premiums paid by us for life insurance, and $1,149 in premiums paid by us for long-term disability benefits.

(13)

Includes $7,753 in medical insurance premiums coverage that we paid on Mr. Kinnish’s behalf, $540 in premiums paid by us for life insurance, and $723 in premiums paid by us for long-term disability benefits.

(14)

Represents an RSU award with respect to 30,000 shares made at the discretion of the compensation committee on May 13, 2019, which vests as follows: 25% of the shares were to vest on May 13, 2020 and the remainder were to vest annually over the next three years thereafter subject to Mr. Kinnish continuing to provide services to the Company.  The compensation committee awarded Mr. Kinnish the RSU grant to promote retention.  The award stopped vesting when Mr. Kinnish resigned in December 2019.

 The following table provides information regarding each unexercised stock option and outstanding restricted stock units held by our named executive officers as of December 31, 2019.

Outstanding Equity Awards as of December 31, 2019

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)(1)			Option Exercise Price ($)	Option Expiration Date	Number of Restricted Stock Units That Have Not Vested (#)		Market Value of Restricted Stock Units That Have Not Vested ($)(2)
Name	Exercisable	Unexercisable
Christopher Lien	7,143	—		68.18	5/11/24	—		—
	10,428	—		45.36	3/8/25	—		—
	8,572	—		15.05	5/9/26	—		—
	36,776	—		49.35	5/7/22	—		—
	—	60,000	(3)	4.00	5/13/29

Wister Walcott	26,697	6,161	(4)	17.15	9/6/26	33,750	(5)	46,575
						45,000	(6)	62,100

Robert Bertz						20,000	(7)	27,600
						20,000	(8)	27,600

Bradley Kinnish	19,048	9,524	(9)	13.30	4/6/27	—		—
	34,020	36,980	(10)	7.40	3/6/28	—		—
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

(2)	The market value of the unvested shares subject to the RSU awards were computed using $1.38, which was the closing price of our common stock on The Nasdaq Global Market on December 31, 2019.
(3)

The stock option award was granted in May 2019 with a vesting commencement date of May 13, 2019. 25% of the shares of our common stock subject to the stock option will vest on May 13, 2020 with the remaining shares subject to the stock option vesting on an equal annual basis on each anniversary thereafter so long as Mr. Lien continues to provide services to the company, such that the shares subject to the stock option will be fully vested on May 13, 2023.

(4)

The stock option award was granted in September 2016 with a vesting commencement date of September 7, 2016. 25% of the shares of our common stock subject to the stock option vested on September 7, 2017 with the remaining shares subject to the stock option vesting monthly over the following three years, such that the shares subject to the stock option will be fully vested on September 7, 2020.

(5)

The shares of our common stock subject to the RSU award vested as to 11,250 of the shares subject to the RSU award on April 12, 2019. The remaining shares subject to the RSU award will vest each quarter thereafter on an equal quarterly basis over the next three years so long as Mr. Walcott continues to provide services to the company, such that the RSU award will be fully vested on April 12, 2022.

(6)

The shares of our common stock subject to the RSU award will vest as to 25% of the shares subject to the RSU award on May 13, 2020 and the remaining shares subject to the RSU award vest on an equal annual basis on each anniversary thereafter over the next three years so long as Mr. Walcott continues to provide services to the company, such that the RSU award will be fully vested on May 13, 2023.

(7)

The shares of our common stock subject to the RSU award will vest as to 25% of the shares subject to the RSU award on May 7, 2020 and the remaining shares subject to the RSU award will vest on an equal annual basis on each anniversary thereafter over the next three years so long as Mr. Bertz continues to provide services to the company, such that the RSU award will be fully vested on May 7, 2023.

(8)

The shares of our common stock subject to the RSU award will vest as to 25% of the shares subject to the RSU award on December 9, 2020 and the remaining shares subject to the RSU award will vest on an equal annual basis on each anniversary thereafter over the next three years so long as Mr. Bertz continues to provide services to the company, such that the RSU award will be fully vested on December 9, 2023.

(9)

The stock option award was granted in April 2017 with a vesting commencement date of April 7, 2017. 25% of the shares of our common stock subject to the stock option vested on April 7, 2018 with the remaining shares subject to the stock option vesting monthly over the following three years so long as Mr. Kinnish continues to provide services to the company. Mr. Kinnish resigned from the Company as of December 13, 2019 and the stock option ceased to vest as of such date.

(10)

The stock option award was granted in March 2018 with a vesting commencement date of March 7, 2018. 25% of the shares of our common stock subject to the stock option vested on March 7, 2018 with the remaining shares subject to the stock option vesting monthly over the following three years so long as Mr. Kinnish continues to provide services to the company. As a result of Mr. Kinnish’s resignation, the stock option ceased to vest as of the date of resignation.

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

Robert Bertz. We entered into an offer letter agreement with Mr. Bertz, our Chief Financial Officer, in December 2019 upon his promotion to Chief Financial Officer. Pursuant to the offer letter, Mr. Bertz’s initial base salary was established at $300,000 per year. He was eligible to receive a bonus targeted at 50% of his base salary, prorated for the portion of fiscal 2019 that he was employed at the Company. On May 7, 2019, in accordance with the terms of his original offer letter to serve as our Controller, Mr. Bertz was granted a RSU award with respect to 20,000 shares. This RSU is subject to vesting, with 25% of the shares vesting on May 7, 2020 and the remainder vesting annually over the next three years thereafter subject to Mr. Bertz continuing to provide services to the Company, such that the shares subject to the RSU would be fully vested in May 2023. On December 9, 2019, in accordance with the terms of his December 2019 offer letter to serve as our Chief Financial Officer, Mr. Bertz was granted an additional RSU award with respect to 20,000 shares. This RSU is subject to vesting, with 25% of the shares vesting on December 9, 2020 and the remainder vesting annually over the next three years thereafter subject to Mr. Bertz continuing to provide services to the Company, such that the shares subject to the RSU would be fully vested in December 2023. Mr. Bertz’s employment is at will and may be terminated at any time, with or without cause, subject to the severance obligations described below.

Bradley Kinnish.  We entered into an offer letter agreement with Mr. Kinnish, our Chief Financial Officer, in March 2017. Pursuant to the Offer Letter, Mr. Kinnish was to serve as the Vice President of Finance and Acting Chief Financial Officer with an initial base salary established at $240,000 per year.  In addition, Mr. Kinnish was eligible to receive a bonus targeted at 30% of his annual base salary, prorated for the portion of fiscal 2017 that he was employed at the Company.  On April 7, 2017, in accordance with the terms of his offer letter, Mr, Kinnish was granted a stock option to purchase 28,572 shares of our common stock at an exercise price of $13.30 per share, which was equal to the fair market value of our common stock on the date the option was granted as determined by our board of directors. This option is subject to vesting, with 25% of the shares of our common stock vesting on the first anniversary of the vesting commencement date and the remainder vesting monthly over the remaining three years, such that the shares subject to the option would be fully vested in August 2021. In addition, on April 7, 2017, Mr. Kinnish was granted 14,286 RSUs, which are subject to vesting, with 25% of the RSUs vesting on each anniversary of the vesting commencement date, such that the RSUs would be fully vested on April 7, 2021.  In June 2017, our Board appointed Mr. Kinnish to serve as our Chief Financial Officer.  In December 2017, the compensation committee resolved to increase Mr. Kinnish’s base salary to $275,000 per year with eligibility to receive a bonus targeted at 50% of his base salary. Mr. Kinnish resigned as our Chief Financial Officer in December 2019.

Potential Payments upon Employment Termination and Change in Control Events

Messrs. Lien, Walcott and Bertz are each party to Severance and Change in Control Agreements with the Company that provide for potential payments and benefits in the event of employment termination. In connection with Mr. Kinnish’s resignation in December 2019, no payments and benefits were paid to Mr. Kinnish other than his accrued salary through the date of his resignation.

Mr. Lien’s Severance and Change in Control Agreement provides as follows:

•

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

•

Termination other than in connection with a change in control. In the event of a termination without cause other than in connection with a change in control, Mr. Lien would be entitled to receive severance benefits equal to nine months of his then current annual base salary, 75% of his annual target bonus at the then-current rate, and the monthly benefits premium under COBRA for nine months.

•

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

Mr. Walcott’s Severance and Change in Control Agreements provides as follows:

•

Term: Pursuant to its terms, such agreement was effective on April 12, 2018 and terminates upon the earlier of April 12, 2021 or the date employment is terminated for a reason other than a “qualifying termination.” A “qualifying termination” is defined as (1) a “change in control qualifying termination”, or a separation occurring within three months preceding or 12 months following a change in control resulting from termination of the individual’s employment for any reason other than cause or the individual voluntarily resigning his employment for good reason; or (2) a separation that is not a “change in control qualifying termination” resulting from termination of the individual’s employment for any reason other than cause or the individual voluntarily resigning his employment for good reason.

•

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

•

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

Mr. Bertz’s Severance and Change in Control Agreements provides as follows:

•

Term: Pursuant to its terms, such agreement was effective on December 5, 2019 and terminates upon the earlier of December 5, 2022 or the date employment is terminated for a reason other than a “qualifying termination.” A “qualifying termination” is defined as (1) a “change in control qualifying termination”, or a separation occurring within three months preceding or 12 months following a change in control resulting from termination of the individual’s employment for any reason other than cause or the individual voluntarily resigning his employment for good reason; or (2) a separation that is not a “change in control qualifying termination” resulting from termination of the individual’s employment for any reason other than cause or the individual voluntarily resigning his employment for good reason.

•

Termination other than in connection with a change in control. In the event of a termination without cause other than in connection with a change in control, the executive would be entitled to receive severance benefits equal to three months of his then current annual base salary, 25% of the executive’s annual target bonus at the then-current rate, and the monthly benefits premium under COBRA for three months.

•

Termination in connection with a change in control. In the event of a qualifying termination, following a change in control (as defined in the severance agreement) of our Company, the executive would be entitled to receive severance benefits equal to six months of his then-current annual base salary, 50% of the executive’s annual target bonus at the then-current rate, the pro rata portion of his unpaid annual target bonus for the period of completed service, and the monthly benefits premium under COBRA for six months. In addition, the shares underlying all unvested equity awards held by him immediately prior to such termination will become vested and exercisable in full.

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

The table below presents estimated payments and benefits that would have been provided to Messrs. Lien, Walcott and Bertz, assuming their respective qualifying terminations as of December 31, 2019. As a condition of receiving any severance benefits in connection with the change in control agreements, each named executive officer must execute a full waiver and release of all claims in our favor. In addition to the benefits described in the tables below, upon termination of employment each executive officer may be eligible for other benefits that are generally available to all salaried employees, such as life insurance, long-term disability, and 401(k) benefits.

	Chris Lien	Wister Walcott	Robert Bertz
Termination after Change of Control:
Cash Severance(1)	$1,200,000	$450,000	$254,063
Post-termination COBRA Reimbursement(2)	48,160	—	11,098
Acceleration of Stock Options and RSUs(3)	—	108,675	55,200
Total	$1,248,160	$558,675	$320,361

Termination not in connection with Change of Control:
Cash Severance(4)	$600,000	$225,000	$103,125
Post-termination COBRA Reimbursement(5)	24,080	—	5,549
Total	$624,080	$225,000	$108,674
(1)

Mr. Lien would receive 18 months of base salary and 150% of his annual target bonus.  Mr. Walcott would receive 12 months of base salary and 100% of his annual target bonus. Mr. Bertz would receive six months of base salary, 50% of his annual target bonus and the pro rata portion of his unpaid annual target bonus for the period of completed service.

(2)

Mr. Lien would receive 18 months of COBRA benefits reimbursement and Mr. Bertz would receive six months of COBRA benefits reimbursement. Mr. Walcott elected not to receive benefits from the Company that would be eligible for continuation under COBRA. As a result, Mr. Walcott would not be eligible for post-termination COBRA benefits reimbursement.

(3)

As of December 31, 2019, Mr. Walcott held a stock option with 13,006 unvested shares subject to such option with an exercise price of $17.15 per share. The exercise price of each of these stock options is greater than $1.38, the closing price of our common stock on The Nasdaq Global Market as of December 31, 2019. As of December 31, 2019, Mr. Walcott had 78,750 unvested RSUs and Mr. Bertz had 40,000 unvested RSUs.

(4)

Mr. Lien would receive nine months of base salary and 75% of his annual target bonus; Mr. Walcott would receive six months of base salary and 50% of his target bonus; Mr. Bertz would receive three months of base salary and 25% of his target bonus.

(5)

Mr. Lien would receive nine months of COBRA benefits reimbursement and Mr. Bertz would receive three months of COBRA benefits reimbursement. Mr. Walcott elected not to receive benefits from the Company that would be eligible for continuation under COBRA. As a result, Mr. Walcott would not be eligible for post-termination COBRA benefits reimbursement.

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

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2019 were Mr. Hutchison and Ms. Middleton. None of the members of our compensation committee in 2019 were at any time during 2019 or at any other time an officer or employee of the Company or any of its subsidiaries, and none had or has any relationships with the Company that are required to be disclosed under Item 404 of Regulation S-K, except as provided under the Related Party Transactions section below. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board or compensation committee during 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information as of December 31, 2019 with respect to compensation plans under which shares of our common stock may be issued. The category “Equity compensation plans approved by security holders” in the table below consists of the 2006 Equity Incentive Plan (the “2006 Plan”), 2013 Equity Incentive Plan (the “2013 Plan”) and 2013 Employee Stock Purchase Plan (the “2013 ESPP”).

Plan category	Number of Securities to Be Issued Upon Exercise of Outstanding Options and RSUs (#)		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,604,595	(1)	23.38	(2)	856,095	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,604,595		23.38		856,095
(1)	Excludes purchase rights accruing under the 2013 ESPP.
(2)	The weighted average exercise price relates solely to shares subject to outstanding stock options, as shares subject to restricted stock units have no exercise price.
(3)

Consists of 137,713 shares that remain available for purchase under the 2013 ESPP and 718,382 shares of common stock that remain available for grant under the 2013 Plan. Any such shares of common stock that are subject to outstanding awards under the 2006 Plan that are issuable upon the exercise of options that expire or become unexercisable for any reason without having been exercised in full will be forfeited and will be available for future grant and issuance under the 2013 Plan. In addition, the number of shares reserved for issuance under our 2013 Plan will increase automatically on the first day of January of each of 2021 through 2023 by the number of shares equal to the lesser of 5% of the total outstanding shares of our common stock as of the immediately preceding December 31st and a number of shares approved by our Board. Similarly, the number of shares reserved for issuance under our 2013 ESPP will increase will increase automatically on the first day of January of each of 2021 through 2023 by the number of shares equal to the lesser of 1% of the total outstanding shares of our common stock as of the immediately preceding December 31st (rounded down to the nearest whole share) and a number of shares approved by our Board or our compensation committee.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 15, 2020, by:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our current directors or director nominees;
•	each of our named executive officers during fiscal 2019; and
•	all of our directors, director nominees and executive officers as a group.

Percentage ownership of our common stock is based on 6,817,682 shares of our common stock outstanding on February 15, 2020. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options and restricted stock units that are currently exercisable or subject to settlement or that will become exercisable or subject to settlement within 60 days of February 15, 2020 to be outstanding and to be beneficially owned by the person or entity for the purpose of computing the percentage ownership of that person. We did not deem these as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the individuals and entities named below that owns 5% or more of our common stock is c/o Marin Software Incorporated, 123 Mission Street, 27th Floor, San Francisco, California 94105.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent Owned
Directors and Named Executive Officers
L. Gordon Crovitz(1)	53,819	*
Donald P. Hutchison(2)	88,205	1.3
Brian Kinion(3)	16,016	*
Christopher Lien(4)	326,584	4.7
Daina Middleton(5)	36,888	*
Wister Walcott(6)	117,031	1.7
Robert Bertz	—	*
Bradley Kinnish(7)	62,147	*
All officers and directors as a group (8 persons)(8)	700,690	9.9
5% or Greater Stockholders
Benchmark Capital Partners VI, L.P(9)	553,502	8.1
Entities affiliated with DAG Ventures(10)	543,024	8.0
ESW Capital, LLC(11)	579,000	8.5
*	Represents beneficial ownership of less than 1% of our outstanding shares of common stock.
(1)	Consists of (a) 16,982 shares of our common stock and (b) 36,837 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 15, 2020.
(2)

Consists of (a) 37,011 shares of our common stock held directly by the Hutchison Family Trust, of which Mr. Hutchison is a co-trustee, (b) 7,028 shares of our common stock held by Glasgow Investments, LLC and (c) 44,166 shares of our common stock issuable to Mr. Hutchison upon exercise of stock options exercisable within 60 days of February 15, 2020. Mr. Hutchison is a managing member of Glasgow Investments, LLC and possesses the power to direct the voting and disposition of the shares held by Glasgow Investments, LLC and as such may be deemed to beneficially own the shares of our common stock held by Glasgow Investments, LLC.

(3)	Consists of 16,016 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 15, 2020.
(4)

Consists of (a) 235,643 shares of our common stock held directly by the Lien Revocable Trust dated 7/8/2003, of which Mr. Lien is a co-trustee, (b) 3,658 shares of our common stock held individually by Mr. Lien, (c) 62,919 shares of our common stock issuable to Mr. Lien upon exercise of stock options exercisable within 60 days of February 15, 2020, (d) 12,182 shares of our common stock held by the Chris Lien 2013 Annuity Trust, and (e) 12,182 shares of our common stock held by the Rebecca Lien 2013 Annuity Trust.

(5)	Consists of 36,888 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 15, 2020.
(6)

Consists of (a) 76,346 shares of our common stock, (b) 29,435 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 15, 2020, and (c) 11,250 restricted stock units subject to vesting within 60 days of February 15, 2020.

(7)

Mr. Kinnish resigned as our Chief Financial Officer as of December 5, 2019.  Consists of (a) 9,079 shares of our common stock, and (b) 53,068 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 15, 2020.

(8)

Includes (a) 410,111 shares of common stock, (b) 279,329 shares issuable upon exercise of stock options exercisable within 60 days of February 15, 2020, and (c) 11,250 shares of our common stock subject to vesting of restricted stock unit awards within 60 days of February 15, 2020.

(9)

Based on information contained in a Schedule 13G/A filed with the SEC by Benchmark Capital on February 12, 2020. Consists of (a) 456,916 shares of our common stock held by Benchmark Capital Partners VI, L.P. (“BCP VI”) and (b) 28,576 shares of our common stock held by Benchmark Founders’ Fund VI, L.P. (“BFF VI”), (c) 18,754 shares held by Benchmark Founders’ Fund VI-B L.P. (“BFF VI-B”) and (d) 49,256 shares of our common stock held in nominee form for the benefit of persons associated with Benchmark Capital Management Co. VI, L.L.C. (“BCMC VI”).  BCMC VI is the general partner of BCP VI, BFF VI and BFF VI-B and may be deemed to have sole voting and investment power over the shares held by BCP VI, BFF VI and BFF VI-B.  Certain individual members of BCMC VI, including Bruce W. Dunlevie, a member of our Board until February

2017, may be deemed to have shared voting and investment power over the shares held by BCP VI, BFF VI and BFF VI-B. The address for each Benchmark reporting entity is 2965 Woodside Road, Woodside, California 94062.

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

Related Party Transactions

Other than compensation arrangements, including employment, termination of employment and severance and change in control arrangements, since January 1, 2019, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock, or any member of their immediate family had or will have a direct or indirect material interest.

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

Director Independence

Our Board has determined that all of the members of our Board during fiscal 2019, other than Mr. Lien, are independent as determined under applicable rules, regulations and listing standards of Nasdaq. All members of our audit committee, compensation committee and nominating and corporate governance committee must be independent directors under the applicable rules, regulations and listing standards of Nasdaq. Members of the audit committee must also satisfy a separate SEC independence requirement, which provides that they may not (i) accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their directors’ compensation (including in connection with such member’s service as a partner, member or principal of a law firm, accounting firm or investment banking firm that accepts consulting or advisory fees from the Company or any of its subsidiaries) or (ii) be an affiliated person of the Company or any of its subsidiaries. Members of the compensation committee also must satisfy a separate SEC independence requirement and a related Nasdaq listing standard relating to their affiliation with the Company and what advisory, consulting or other fees they may have received from us. Our Board has determined that all members of our audit committee, compensation committee and nominating and corporate governance committee are independent and all members of our audit committee satisfy the relevant SEC additional independence requirements for the members of such committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

We regularly review the services and fees from our independent registered public accounting firm. These services and fees are also reviewed with our audit committee annually.  On July 5, 2018, we appointed Grant Thornton LLP as our independent registered public accounting firm and thereby dismissed PricewaterhouseCoopers LLP (“PwC”) as of that same date.

PwC’s report on the Company’s financial statements for the year ended December 31, 2017 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During fiscal 2017 and the subsequent interim period through July 5, 2018, there were no disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto, with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Also during this same period, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto.

PwC audited our financial statements for the year ended December 31, 2017 and provided various other services during a portion of fiscal 2018. Grant Thornton audited our financial statements and provided various other services during fiscal 2018 and fiscal 2019.  Our audit committee has determined that Grant Thornton LLP’s provision of these services, which are described below, does not impair Grant Thornton’s independence from the Company. During fiscal 2018 and fiscal 2019, fees for services provided by PricewaterhouseCoopers LLP and Grant Thornton were as follows:

Fees Billed to Marin	Fiscal 2018	Fiscal 2019
Audit fees(1)	$982,500	$741,900
Audit-related fees	—	—
Tax fees(2)	75,200	5,200
Other fees(3)	3,900	3,000
Total fees	$1,061,600	$750,100
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

(2)

“Tax fees” include fees for tax compliance and advice, and encompass a variety of permissible tax services, including technical tax advice related to federal and state income tax matters, assistance with sales tax, and assistance with tax audits.  In fiscal 2018 and 2019, “tax fees” included analysis related to the Company’s corporate tax structure.

(3)	In fiscal 2018 and fiscal 2019, “other fees” included licensing fees for accounting research and disclosure software.

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

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

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

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Equity Distribution Agreement by and between Registrant and JMP Securities LLC, dated March 14, 2019.	S-3	333-230275	1.2	3/14/2019

2.1	Asset Purchase Agreement by and among the Registrant and SharpSpring, Inc. dated November 21, 2019.	8-K	001-35838	99.1	11/21/2019

3.1	Restated Certificate of Incorporation.	10-Q	001-35838	3.1	5/9/2013

3.2	Restated Bylaws.	10-Q	001-35838	3.2	5/9/2013

3.3	Certificate of Amendment to Certificate of Incorporation.	8-K	001-35838	3.1	10/5/2017

4.1	Form of Common Stock Certificate.	S-1/A	333-186669	4.1	3/15/2013

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1	Form of Indemnification Agreement.	10-K	001-35838	10.1	3/1/2019

10.2#	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-186669	10.2	2/13/2013

10.3#	2013 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, and RSU award agreement.	S-1/A	333-186669	10.3	3/4/2013

10.4#	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-186669	10.4	3/4/2013

10.5	Master Services Agreement, dated as of August 3, 2009, by and between the Registrant and Switch Communications Group L.L.C.	S-1	333-186669	10.7	2/13/2013

10.6#	Form of Severance and Change in Control Agreement between the Registrant and each of the executive officers.	S-1/A	333-186669	10.9	3/11/2013

10.7#	Executive Bonus Compensation Plan.	10-K	001-35838	10.11	2/20/2015

10.9#	Description of Director Compensation Program.	10-K	001-35838	10.14	2/20/2015

10.11#	Transition and Separation Agreement, dated as of September 14, 2015, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.4	11/5/2015

10.12	Office Lease, dated as of January 7, 2011, by and between the Registrant and 123 Mission, LLC, as amended.	10-K	001-35838	10.16	2/23/2016

10.13#	Offer Letter, dated as of August 23, 2016, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.1	11/9/2016

10.14#	Offer Letter, dated March 17, 2017, by and between the Registrant and Bradley W. Kinnish.	8-K	001-35838	99.1	3/22/2017

10.15#	Letter Amendment to Offer Letter, dated June 26, 2017, by and between the Registrant and Bradley W. Kinnish.	10-Q	001-35838	10.1	8/10/2017

10.16†	Revenue Share Agreement, dated December 11, 2019, by and between the Registrant and Google LLC.	10-K	001-35838	10.16	3/14/2019

10.17#	Offer Letter, dated August 23, 2016, by and between the Registrant and Wister Walcott.	10-K	001-35838	10.17	3/14/2019

10.18#	Offer Letter, dated December 5, 2019, by and between the Registrant and Robert Bertz.					X

10.19#	Severance and Change in Control Agreement, dated December 5, 2019, by and between the Registrant and Robert Bertz.					X

10.20	Amendment No. 1 to Google Revenue Share Agreement, dated as of March 17, 2020, by and between the Registrant and Google LLC.					X

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated July 9, 2019.	8-K	001-35838	16.01	7/10/2019

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Schema Linkbase Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

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

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Marin Software Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marin Software Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of new accounting standard

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leasing arrangements effective January 1, 2019 due to the adoption of the guidance in ASC Topic 842, Leases, using the current period adjustment method.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Jose, California

March 23, 2020

Marin Software Incorporated

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$11,134	$10,210
Restricted cash	971	1,293
Accounts receivable, net	8,939	12,906
Prepaid expenses and other current assets	3,522	4,642
Total current assets	24,566	29,051
Property and equipment, net	8,524	11,815
Right-of-use assets, operating leases	7,705	—
Goodwill	—	1,943
Intangible assets, net	95	1,938
Other non-current assets	1,403	2,045
Total assets	$42,293	$46,792
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$1,679	$2,699
Accrued expenses and other current liabilities	9,010	10,632
Operating lease liabilities	3,786	—
Total current liabilities	14,475	13,331
Operating lease liabilities, non-current	5,181	—
Other long-term liabilities	1,577	4,090
Total liabilities	21,233	17,421
Commitments and contingencies (Note 17)
Stockholders' equity:
Convertible preferred stock, $0.001 par value - 10,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value - 142,857 shares authorized, 6,810 and 5,938 shares issued and outstanding at December 31, 2019 and 2018, respectively	7	6
Additional paid-in capital	299,263	295,116
Accumulated deficit	(277,112)	(264,713)
Accumulated other comprehensive loss	(1,098)	(1,038)
Total stockholders' equity	21,060	29,371
Total liabilities and stockholders' equity	$42,293	$46,792

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018
Revenues, net	$49,036	$58,631
Cost of revenues	22,843	27,154
Gross profit	26,193	31,477
Operating expenses:
Sales and marketing	15,836	23,425
Research and development	17,845	22,450
General and administrative	10,446	13,113
Impairment of goodwill	1,910	14,740
Total operating expenses	46,037	73,728
Loss from operations	(19,844)	(42,251)
Gain on divestiture (Note 7)	5,064	—
Other income, net	2,252	1,593
Loss before (benefit from) provision for income taxes	(12,528)	(40,658)
(Benefit from) provision for income taxes	(120)	586
Net loss	(12,408)	(41,244)
Foreign currency translation adjustments	(60)	(356)
Comprehensive loss	$(12,468)	$(41,600)
Net loss per share available to common stockholders, basic and diluted	$(1.95)	$(7.13)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	6,373	5,783
Stock-based compensation is allocated as follows (Note 12):
Cost of revenues	$533	$739
Sales and marketing	681	957
Research and development	1,025	1,398
General and administrative	425	877
Amortization of intangible assets is allocated as follows (Note 6):
Cost of revenues	$875	$938
Sales and marketing	64	658
Research and development	875	938
General and administrative	—	3
Restructuring related expenses are allocated as follows (Note 4):
Cost of revenues	$96	$176
Sales and marketing	401	827
Research and development	—	115
General and administrative	—	158

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2017	5,729	$6	$291,163	$(227,704)	$(682)	$62,783
Impact of adoption of ASC 606 on January 1, 2018 (Note 3)	—	—	—	4,235	—	4,235
Issuance of common stock from vesting of restricted stock units (Note 11)	123	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(327)	—	—	(327)
Issuance of common stock under employee stock purchase plan	86	—	305	—	—	305
Stock-based compensation expense	—	—	3,971	—	—	3,971
Net loss	—	—	—	(41,244)	—	(41,244)
Foreign currency translation adjustments and other, net	—	—	4	—	(356)	(352)
Balances at December 31, 2018	5,938	6	295,116	(264,713)	(1,038)	29,371
Issuance of common stock through at-the-market offering, net of offering costs of $210 (Note 10)	658	1	1,642	—	—	1,643
Issuance of common stock from vesting of restricted stock units (Note 11)	139	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(301)	—	—	(301)
Issuance of common stock under employee stock purchase plan	75	—	142	—	—	142
Stock-based compensation expense	—	—	2,664	—	—	2,664
Net loss	—	—	—	(12,408)	—	(12,408)
Foreign currency translation adjustments and other, net	—	—	—	9	(60)	(51)
Balances at December 31, 2019	6,810	$7	$299,263	$(277,112)	$(1,098)	$21,060

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018
Operating activities:
Net loss	$(12,408)	$(41,244)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of goodwill	1,910	14,740
Depreciation	1,934	2,658
Amortization of internally developed software	3,904	3,774
Amortization of intangible assets	1,814	2,537
Amortization of deferred costs to obtain and fulfill contracts	1,534	2,045
Gain on divestiture of Perfect Audience	(5,064)	—
Loss (gain) on disposals of property and equipment and right-of-use assets	26	(1)
Unrealized foreign currency gains	(56)	(118)
Stock-based compensation related to equity awards	2,664	3,971
Provision for bad debts	(249)	48
Net change in operating leases	(511)	—
Deferred income tax benefits	(301)	(398)
Changes in operating assets and liabilities
Accounts receivable	4,170	(668)
Prepaid expenses and other assets	220	(609)
Accounts payable	(687)	(97)
Accrued expenses and other liabilities	(136)	382
Net cash used in operating activities	(1,236)	(12,980)
Investing activities:
Purchases of property and equipment	(604)	(586)
Net proceeds from divestiture of Perfect Audience	4,267	—
Proceeds from disposal of property and equipment	—	8
Capitalization of internally developed software	(2,056)	(2,129)
Net cash provided by (used in) investing activities	1,607	(2,707)
Financing activities:
Proceeds from issuance of common shares through at-the-market offering, net of offering costs of $210	1,643	—
Payment of principal on finance lease liabilities	(1,186)	(1,304)
Employee taxes paid for withheld shares upon equity award settlement	(314)	(265)
Proceeds from employee stock purchase plan, net	117	282
Net cash provided by (used in) financing activities	260	(1,287)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(29)	(360)
Net increase (decrease) in cash and cash equivalents and restricted cash	602	(17,334)
Cash and cash equivalents and restricted cash:
Beginning of year	11,503	28,837
End of year	$12,105	$11,503
Supplemental disclosures of other cash flow information:
Cash paid for interest	$72	$153
Cash paid for income taxes	589	730
Supplemental disclosures of lease transactions:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$72	$—
Operating cash flows from operating leases	8,453	—
Financing cash flows from finance leases	1,186	—
Right-of-use assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—	$—
Operating lease liabilities	1,656	—
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock under employee stock purchase plan	$142	$305
Purchases of property and equipment recorded in accounts payable and accrued expenses	—	10

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Background

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides enterprise marketing software for advertisers and agencies to integrate, align and amplify their digital advertising spend across the web and mobile devices. Offered as a unified software-as-a-service (“SaaS”) advertising management solution for search, social and eCommerce advertising, the Company’s platform helps digital marketers convert precise audiences, improve financial performance and make better decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: Austin, Chicago, Dublin, London, New York, Paris, Portland and Shanghai.

References to “2019” and “2018” shall mean the years ended December 31, 2019 and 2018, respectively. All amounts presented in these notes to the consolidated financial statements are in thousands, except where noted.

2. Summary of Significant Accounting Policies

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006, and management expects such losses to continue over the next several years. The Company incurred net losses of $12,408 and $41,244 for 2019 and 2018, respectively. As of December 31, 2019, the Company had an accumulated deficit of $277,112. The Company had cash, cash equivalents and restricted cash of $12,105 as of December 31, 2019. Management expects to incur additional losses and experience negative operating cash flows in the future. The Company’s ability to achieve its business objectives and to continue to meet its obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including market conditions and the potential effect of the COVID-19 pandemic. Although the Company is pursuing additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Accordingly, the Company plans to reduce its expenses in 2020 by approximately 30%, which will be achieved through operating and other cost savings including a reduction in personnel costs. The ability of the Company to continue as a going concern is dependent upon its ability to successfully implement the plans described above.

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

As of December 31, 2019 and 2018, accounts receivable from one long-term strategic agreement with Google (see Note 3) accounted for 35% and 30%, respectively, of the Company's total accounts receivable, net. Revenues, net from the same long-term strategic agreement accounted for 25% of total revenues, net for the year ended December 31, 2019. No single customer accounted for 10% or more of total revenues, net for the year ended December 31, 2018.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. Cash equivalents were $8,723 and $2,806 as of December 31, 2019 and 2018, respectively.

Restricted cash consists of deposits held with a financial institution to secure the Company’s non-cancelable leases for its corporate headquarters in San Francisco and its office in Paris (see Note 13).

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

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. When collection of an outstanding balance is no longer probably, the Company will either partially or fully write-off the balance against the allowance for doubtful accounts. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. The following are changes in the allowance for doubtful accounts for the periods presented.

	Years Ended December 31,
	2019	2018
Balances at beginning of year	$2,651	$4,028
(Reductions) additions to expense	(249)	48
Write-offs and other deductions	(843)	(1,425)
Balances at end of year	$1,559	$2,651

From time to time, the Company provides revenue credits to customers. These typically relate to customer disputes and billing adjustments and are recorded as a reduction of revenues, net. Reserves for these revenues credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 3) and are estimated based on historical credit activity. As of December 31, 2019 and 2018, the Company recorded an allowance for potential customer revenue credits in the amount of $319 and $353, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Development phase costs generally include salaries and personnel costs and third-party contractor expenses associated with software development, configuration and coding. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. For 2019 and 2018, the Company capitalized $2,056 and $2,129 of costs related to internally developed software, respectively. Amortization of capitalized costs related to internally developed software was $3,904 and $3,774 for 2019 and 2018, respectively. As of December 31, 2019 and 2018, unamortized internally developed software costs, including construction in progress, totaled $5,124 and $6,972, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

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

In November 2019, the Company performed an impairment assessment of goodwill in conjunction with the divestiture of its Perfect Audience business to SharpSpring, Inc., an unrelated third party. The assessment was performed utilizing the simplified method, and resulted in an impairment of goodwill of $1,910 at that time, reducing the goodwill balance to zero. Similarly, the Company performed an interim goodwill impairment test in the third quarter of 2018 due to a decline in the market capitalization of the Company’s common stock, which resulted in a charge for the impairment of $14,740 for the year ended December 31, 2018. Refer to Note 6 for further details on the Company’s goodwill impairment tests.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, excluding goodwill, for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment loss is recognized only if the carrying value of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses in 2019 and 2018.

Leases

The Company has operating leases for corporate offices worldwide and for space at a data center. Additionally, the Company leases computer equipment through various finance leases. New contractual arrangements are evaluated at inception to determine if the contract is or contains a lease. For any contracts that are or contain a lease, the Company determines the appropriate classification of each identified lease as operating or finance. For all identified leases, the Company records the related lease liabilities and right-of-use (“ROU”) assets based on the future minimum lease payments over the lease term, which only includes options to renew the lease if it is reasonably certain that the Company will exercise that option. For leases with original terms of 12 months or less, the Company recognizes the lease expense as incurred and does not recognize lease liabilities and ROU assets.

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

Current and non-current operating lease liabilities are presented on the consolidated balance sheet beginning January 1, 2019, while current finance lease liabilities are included in accrued expenses and other current liabilities, and non-current finance lease liabilities are included in other long-term liabilities on the consolidated balance sheets. Balances classified as capital lease obligations under previous lease guidance are presented for all periods prior to 2019 to conform to the presentation of finance lease liabilities.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheet beginning January 1, 2019, while ROU assets for finance leases are included within property and equipment, net. For operating leases, the Company recognizes the expense for lease payments on straight-line basis over the lease term.

See Note 13 for further discussion on the Company’s leases.

Revenue Recognition

The Company generates revenues principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, social and eCommerce advertising. The Company also generates revenues from strategic agreements with certain leading publishers. Under these strategic agreements, the Company receives consideration based on a percentage of the search advertising spend that customers manage on its platform. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

See Note 11 and Note 12 for further information.

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss. Advertising and promotion expense totaled $463 and $494 for 2019 and 2018, respectively.

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

The Company records net gains and losses resulting from foreign exchange transactions as a component of other income, net. Aggregate foreign currency (losses) gains included in determining net loss were $(31) and $205 for 2019 and 2018, respectively.

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

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes changes to the liabilities that are considered appropriate. The Company would recognize interest and penalties related to uncertain tax positions as income tax expense, though such amounts were not material in 2019 or 2018. The Company does not expect that changes in the liability for uncertain tax positions for the next twelve months will have a material impact on the Company’s consolidated financial position or results of operations.

Recently Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), or Accounting Standards Codification 842 (“ASC 842”), which superseded existing accounting guidance for leases. ASC 842 requires an entity to recognize an asset and lease liability for all leases with terms of more than 12 months. The Company adopted ASC 842 effective January 1, 2019 using the current period adjustment method. As a result, the Company has not changed previously disclosed amounts or provided additional disclosures for comparative periods. There was no impact to the Company’s opening balance of accumulated deficit. As part of this adoption, the Company elected the package of transitional practical expedients to not reassess (1) whether any contracts that existed prior to adoption have or contain leases, (2) the classification of existing leases or (3) initial direct costs for existing leases. The Company did not elect the practical expedient to use hindsight in determining its lease terms.

As a result of the adoption, the Company recorded ROU assets of $14,589 and lease liabilities of $16,425 related to operating leases on January 1, 2019. ASC 842 did not have a material impact on the Company’s consolidated statement of comprehensive loss for the year ended December 31, 2019. Refer to Note 13 for further information on leases.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted ASU 2018-02 on January 1, 2019, which had no effect on its consolidated financial statements for the year ended December 31, 2019.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets and certain other instruments to require the use of a new forward-looking “expected loss” model that will generally result in earlier recognition of allowances for losses. This ASU will also require disclosure of more information related to these items. As the Company meets the SEC’s definition of a smaller reporting company, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is designed to improve the effectiveness of disclosures related to fair value measurements. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company does not believe that ASU 2018-13 will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 35-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company does not believe that ASU 2018-15 will have a material impact on its consolidated financial statements.

In December 2019, the FASB issues ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

3. Revenues

Adoption of ASC 606

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to all contracts as of that date. The Company recorded a net reduction to opening accumulated deficit of $4,235, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to (1) the recognition of breakage revenues and (2) the deferral of incremental costs to both obtain and fulfill contracts.

Revenue Recognition

The Company generates its revenues principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, social and eCommerce advertising. It also generates a portion of its revenues from long-term strategic agreements with certain leading publishers. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Subscriptions

The Company's subscription contracts provide advertisers with access to the Company's advertising management platform. Advertisers do not have the right to take possession of the software supporting the services at any time. These contracts are generally one year or less in length, though certain contracts extend up to two years. The subscription fee under most contracts consists of the greater of a minimum monthly platform fee or variable consideration based on the volume of advertising spend managed through the Company’s platform at the contractual percentage of spend. The variable portion generally includes tiered pricing, whereby the percentage of spend charged decreases as the value of advertising spend increases. The tiered pricing resets monthly and is consistent throughout the contract term. The Company has concluded that this volume-based pricing approach does not constitute a future material right as the pricing tiers are consistent throughout the term of the contract and similar pricing is typically offered to similar classes of customers within the same geographical areas and markets. Certain subscription contracts consist of only a flat monthly platform fee. Subscription fees are generally invoiced on a monthly basis in arrears based on the actual amount of advertising spend managed on the platform. In certain limited circumstances, the Company will invoice an advertiser in advance for the contractual minimum monthly platform fee for a defined future period, which is typically three to 12 months.

The Company’s subscription services comprise a single stand-ready performance obligation satisfied over time as the advertiser simultaneously receives and consumes the benefit from the Company’s performance. This performance obligation constitutes a series of services that are substantially the same in nature and are provided over time using the same measure of progress. Revenues derived from these arrangements are recognized over time using an output method based upon the passage of time as this provides a faithful depiction of the pattern of transfer of control. Fixed minimum monthly platform fees are recognized ratably over the contract term as the single performance obligation is satisfied. Variable fees are allocated to the distinct month of the series in which they are earned because the terms of the variable payments relate specifically to the outcome from transferring the distinct time increment (month) of service and because such amounts reflect the fees to which the Company expects to be entitled for providing access to the advertising management platform for that period, consistent with the allocation objective of authoritative revenue guidance under ASC 606.

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019 were as follows:

Subscription Services Revenues
2020	$2,905
2021	777
2022	39
Total	$3,721

The Company applies the optional exemption under ASC 606 and does not disclose the value of unsatisfied performance obligations on subscription contracts with an original term of one year or less. The amounts disclosed above as remaining performance obligations consist primarily of fixed or monthly minimum fees under contracts with an original expected duration of greater than one year. The amounts exclude estimates of variable consideration such as volume-based contracts, as well as anticipated renewals of contracts.

Strategic Agreements

The Company has entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, the Company receives consideration based on a percentage of the search advertising spend that its customers manage on its platform. These strategic agreements are generally billed on a quarterly basis.

The majority of the Company's strategic agreement revenue is concentrated to one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”). Under the Google Revenue Share Agreement, which constitutes a single performance obligation, the Company receives both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company's platform. The Google Revenue Share Agreement requires the Company to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. The performance obligation is expected to be satisfied ratably over the two-year contractual term using the output method based upon the passage of time, as Google simultaneously receives and consumes the benefit from the Company’s performance, which provides a faithful depiction of the pattern of transfer of control. The Google Revenue Share Agreement has a three-year term; however, until March 2020, when the Company and Google executed the first amendment to the original agreement (the “First Amendment”), Google could terminate the Google Revenue Share Agreement after two years with no penalty if the Company did not meet certain financial metrics. Accordingly, the Company accounts for the Google Revenue Share Agreement as a two-year agreement with one optional renewal year as of December 31, 2019. The revenue impact of the third year will be accounted for prospectively as of the execution of the First Amendment in March 2020.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement by using the expected value method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company's best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the years ended December 31, 2019 and 2018, the Company recognized $12,203 and $2,933, respectively, as revenues from the Google Revenue Share Agreement. Revenues for the year ended December 31, 2019 from the Google Revenue Share Agreement included $94 related to performance obligations satisfied in a previous period. As of December 31, 2019, the

Company expects to recognize revenues totaling approximately $9,082 and for the year ending December 31, 2020, related to remaining performance obligations under the agreement.

Disaggregation of Revenues, net

Revenues, net by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Years Ended December 31,
	2019	2018
United States of America	$36,718	$40,907
United Kingdom	5,489	7,664
Other (1)	6,829	10,060
Total revenues, net	$49,036	$58,631

(1)	No individual country within the “Other” category accounted for 10% or more of revenues, net for any period presented.

Revenues, net by nature of services performed were as follows for the periods presented:

	Years Ended December 31,
	2019	2018
Subscriptions	$36,702	$54,532
Strategic agreements	12,334	4,099
Total revenues, net	$49,036	$58,631

Contract Balances

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of December 31, 2019 and 2018 are presented in the accompanying consolidated balance sheets. Included in the balance of accounts receivable, net as of December 31, 2019 and 2018 was $3,101 and $3,867, respectively, related to the Google Revenue Share Agreement executed in December 2018.

Customer advances

In certain situations, the Company receives cash payments from customers in advance of its performance of the underlying services. These services are contracted on a weekly basis and cash payments are generally received on a weekly basis at amounts that are at the discretion of the customers, based on established advertising budgets. The unused portion of these advances from customers is included within accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

Under the Company's terms of service, individual customer advances that are not used by the customer for a period of 180 days become the property of the Company. The Company recognizes advances from customers that have remained outstanding for this period of time as breakage revenues at the time the Company has received full consideration and has no remaining obligations to the customer. The Company recorded historical breakage revenues up to January 1, 2018 of $1,445 as an adjustment to opening accumulated deficit, resulting in a customer advances balance of $558 on that date. For the years ended December 31, 2019 and 2018, the Company recognized $203 and $213, respectively, in breakage revenues.

As a result of the Company’s divestiture of the assets and liabilities of its Perfect Audience business in November 2019 (see Note 7), the outstanding liability for customer advances was transferred to the acquirer, SharpSpring, Inc. There was no remaining balance as of December 31, 2019.

Deferred Strategic Agreement Revenues

Due to the timing of revenue recognition under the Google Revenue Share Agreement, the contractual billings exceed revenue recognized to date, resulting in a contract liability. As of December 31, 2019 and 2018, the Company recorded deferred strategic agreement revenues of $2,182 and $934, respectively, within accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in 2019 and 2018.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the year ended December 31, 2019 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2018	$1,413	$606
Costs deferred	393	182
Amortization	(1,027)	(507)
Balances at December 31, 2019	$779	$281

4. Restructuring Activities

2019 Restructuring Plan

In the fourth quarter 2019, the Company initiated an organizational restructuring plan (the “2019 Restructuring Plan”) designed to reduce operating expenses in response to declines in revenues. The 2019 Restructuring Plan included a headcount reduction of approximately 6% of the Company’s workforce and the closure of certain leased facilities. Actions pursuant to the 2019 Restructuring Plan were substantially complete as of December 31, 2019, and further costs associated with this plan are not expected to be material in future periods. For the year ended December 31, 2019, the Company recorded $268 of restructuring-related expenses in connection with the 2019 Restructuring Plan in the consolidated statements of comprehensive loss. As of December 31, 2019, approximately $208 in restructuring-related expenses associated with the 2019 Restructuring Plan remained unpaid and included primarily in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

2018 Restructuring Plan

In January 2018, the Company initiated an organizational restructuring plan (the “2018 Restructuring Plan”) designed to reduce operating expenses in response to declines in revenues. The 2018 Restructuring Plan included a headcount reduction of approximately 13% of the Company’s workforce, the closure of certain leased facilities and the consolidation of space in the Company’s San Francisco headquarters. Actions pursuant to the 2018 Restructuring Plan are substantially complete, and further costs associated with this plan are not expected to be material in future periods. The Company initiated certain other organizational restructuring plans during 2018 that also aimed to reduce operating expenses and primarily consisted of further headcount reductions. For the years ended December 31, 2019 and 2018, the Company recorded $229 and $1,276, respectively, of restructuring-related expenses in connection with the 2018 Restructuring Plan, as well as other organizational restructuring plans, in the accompanying consolidated statements of comprehensive loss. No associated costs remained unpaid as of December 31, 2019.

5. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		December 31,
	Estimated Useful Life	2019	2018
Software, including internally developed software	3 years	$27,974	$25,518
Computer equipment	3 to 4 years	22,424	22,714
Finance lease ROU assets	4 years	5,067	5,067
Leasehold improvements	Shorter of useful life or lease term	4,631	4,778
Office equipment, furniture and fixtures	3 to 5 years	1,986	2,140
Total property and equipment		62,082	60,217
Less: Accumulated depreciation and amortization		(53,558)	(48,402)
Property and equipment, net		$8,524	$11,815

Finance lease ROU assets consist of computer equipment held under leases, and were previously included in the “Computer equipment” line in filings for periods prior to 2019. Depreciation and amortization of internally developed software for 2019 and 2018 was $5,838 and $6,432, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2019	2018
Accrued salary and payroll-related expenses	$3,204	$3,695
Deferred strategic agreement revenues	2,182	934
Accrued liabilities	1,165	866
Finance lease liabilities	601	1,249
Income taxes payable	480	883
Advanced billings	376	859
Sales and use tax payable	9	244
Deferred rent	—	538
Customer advances	—	432
Other	993	932
Total accrued expenses and other current liabilities	$9,010	$10,632

6. Goodwill and Intangible Assets

The Company previously maintained a goodwill balance as a result of prior business acquisitions. The Company tested goodwill for impairment on November 21, 2019 in conjunction with the divestiture of the assets and liabilities of the Company’s Perfect Audience business to SharpSpring, Inc. (see Note 7). The Company measures goodwill impairment as the amount by which the carrying amount of a reporting unit exceeds its fair value.

For the purposes of the goodwill impairment test performed on November 21, 2019, the Company estimated the fair value of its sole reporting unit using the market approach. Under the market approach, the Company utilized an average market capitalization of its fully diluted common stock during the month prior to and subsequent to November 21, 2019, and applied an estimated control premium based on an analysis of control premiums paid in recent acquisitions of companies in the same or similar industries as the Company. Because the significant inputs used in this analysis are readily available from public markets or can be derived from observable market transactions, they have been classified as level 2 within the fair value hierarchy (see Note 8). Based on this analysis, the Company determined that the carrying value of its sole reporting unit exceeded its fair value by an amount in excess of $1,910, which was the carrying value of goodwill on November 21, 2019. As a result, the entire balance of goodwill was impaired to zero in the consolidated financial statements for the year ended December 31, 2019, in the fourth quarter.

Additionally, there was a sustained decline in the Company's stock price in the nine months ended September 30, 2018, triggering the Company to perform an interim goodwill impairment test at that time. Using the market approach, the Company utilized the average market capitalization of its fully diluted common stock during the month prior to and subsequent to September 30, 2018, and applied an estimated control premium based on an analysis of control premiums paid in recent acquisitions of companies in the same or similar industries as the Company. The inputs used in this analysis have also been classified as level 2 within the fair value hierarchy. Based on this analysis, the Company determined that the carrying value of its sole reporting unit exceeded its fair value by

$14,740, which was recorded as an impairment of goodwill in the consolidated financial statements for the year ended December 31, 2018, in the third quarter.

The goodwill activity for the year ended December 31, 2019 consisted of the following:

Balance at December 31, 2018	$1,943
Impairment	(1,910)
Foreign currency translation adjustments	(33)
Balance at December 31, 2019	$—

Intangible assets consisted of the following as of the dates presented:

	Estimated	December 31,
	Useful Life	2019	2018
Developed technology	5 to 6 years	$3,800	$9,910
Customer relationships	4 years	—	2,080
Total intangible assets		3,800	11,990
Less: accumulated amortization		(3,705)	(10,052)
Intangible assets, net		$95	$1,938

As a result of the divestiture of Perfect Audience on November 21, 2019 (see Note 7), the Company disposed of the developed technology intangible asset associated with the Perfect Audience acquisition from June 2014. Customer relationships were fully amortized as of December 31, 2019. Amortization of intangible assets for 2019 and 2018 was $1,814 and $2,537, respectively.

The remaining balance of intangible assets, net, will be fully amortized by the end of the first quarter 2020.

7. Divestiture of Perfect Audience

On November 21, 2019, the Company divested the assets and liabilities related to its Perfect Audience business to unrelated third party SharpSpring, Inc. The Company received net consideration of $4,267, which consisted of $4,566 in cash proceeds, offset by $299 in transaction costs. Net liabilities transferred to SharpSpring, Inc. totaled $797, resulting in a gain on divestiture of $5,064. The transaction did not meet the criteria for discontinued operations, as it did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.

Perfect Audience assets and liabilities on completion of this divestiture were as follows:

Accounts receivable	$55
Prepaid expenses and other current assets	22
Intangible assets, net	28
Accounts payable	(321)
Accrued expenses and other current liabilities	(307)
Customer advances	(274)
Net liabilities transferred	$(797)

8. Fair Value Measurements

Account balances measured at fair value on a recurring basis include the following as of the dates presented:

	December 31,
	2019			2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$8,723	$—	$—	$2,806	$—	$—

The Company’s cash equivalents as of December 31, 2019 and 2018 consisted of money market funds that are classified as level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2019 and 2018.

9. Common and Preferred Stock

As of December 31, 2019 and 2018, the Company’s amended certificate of incorporation authorizes the issuance of 142,857 shares of $0.001 par value common stock, and 10,000 shares of $0.001 par value convertible preferred stock.

10. Shelf Registration and At-the-Market Offering

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

For the year ended December 31, 2019, the Company sold 658 shares of its common stock under this equity distribution agreement and received proceeds of $1,643, net of offering costs of $210, at a weighted average sales price of $2.82 per share. The amount of any future proceeds that may be realized from this equity distribution agreement depends on a variety of factors, including market conditions and the price of the Company’s common stock. As of December 31, 2019, the Company had common stock with an aggregate offering price of up to $11,147 available for issuance under the equity distribution agreement.

11. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013, the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 341 shares of common stock on January 1, 2020. As of December 31, 2019, 718 shares of common stock were available for future grants under the 2013 Plan.

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

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	436	$37.60	7.04	$65
Options granted	122	7.06	7.93
Options forfeited and cancelled	(122)	37.55	—
Balance at December 31, 2018	436	$29.01	6.79	$—
Options granted	128	4.00	9.37
Options forfeited and cancelled	(64)	23.19	—
Balance at December 31, 2019	500	$23.38	5.77	$—
Options exercisable as of December 31, 2019	363	30.35	4.49	—
Options vested as of December 31, 2019	363	30.35	4.49	—
Options vested and expected to vest as of December 31, 2019	486	23.91	5.68	—

The total estimated fair value of options vested during 2019 and 2018 was $410 and $778, respectively.

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2017	568	$14.22
RSUs granted	709	6.34
RSUs vested	(123)	14.87
RSUs cancelled and withheld to cover taxes	(320)	12.75
Granted and unvested at December 31, 2018	834	$7.99
RSUs granted	934	3.49
RSUs vested	(139)	9.57
RSUs cancelled and withheld to cover taxes	(525)	6.80
Granted and unvested at December 31, 2019	1,104	$4.55

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of the immediately preceding December 31, but not to exceed 100 shares. Pursuant to the terms of the 2013 ESPP, the shares available for issuance increased by 68 shares on January 1, 2020. As of December 31, 2019, 138 shares were reserved for issuance under the 2013 ESPP. In 2019 and 2018, 75 and 86 shares, respectively, were issued under the 2013 ESPP.

12. Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2,664 and $3,971 for 2019 and 2018, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. The Company used the following assumptions for its Black-Scholes option-pricing model for the periods presented:

	Years Ended December 31,
	2019	2018
Dividend yield	—	—
Expected volatility	66.4%	55.9%
Risk-free interest rate	2.18%	2.54%
Expected life of options (in years)	4.00	4.00
Weighted-average grant-date fair value	$2.06	$3.20
Weighted-average grant-date exercise price	$4.00	$7.06

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

The Company recognizes stock-based compensation expense only for those shares expected to vest over the requisite service period of the underlying award. The company determines its estimated forfeiture rated based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on recent forfeiture activity and expected future employee turnover, if any. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense is recognized in the period the forfeiture estimate is changed. No compensation cost is recorded for stock options that do not vest, and the compensation cost for vested stock options, whether forfeited or not, is not reversed.

There were no exercises of stock options in 2019 and 2018. As of December 31, 2019 and 2018, there was $238 and $518, respectively, of unrecognized compensation cost, adjusted for estimated forfeitures, related to options, which is expected to be recognized over a weighted-average period of 1.6 and 1.8 years, respectively.

RSUs

As of December 31, 2019 and 2018, there was $3,552 and $4,852, respectively, of unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.5 years (for both periods). The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

13. Leases

Operating and Finance Leases

The Company has operating leases for corporate offices worldwide and for space at a data center. As of December 31, 2019, the Company had net operating lease ROU assets of $7,705. Operating lease costs, consisting primarily of rental expense, were approximately $7,838 and $8,420 for the years ended December 31, 2019, and 2018, respectively. Variable rent expense was not material for the year ended December 31, 2019. In 2019, the Company executed lease agreements for new office space in Paris, Dublin, Chicago and London, and exited its prior office space for each of those locations. There were no material costs incurred associated with the exits. As part of the new lease in Paris, the Company was required to enter into an irrevocable $109 letter of credit. The cash used to secure the letter of credit has been classified as restricted cash on the consolidated balance sheet.

At various dates between August 2015 and October 2016, the Company entered into finance lease arrangements with two separate manufacturers for computer equipment. These finance leases are collateralized by the underlying computer equipment. As of December 31, 2019, the Company had net finance lease ROU assets of $536. Finance lease ROU assets are included in property and equipment on the consolidated balance sheets. Interest expense associated with finance leases is included within other income, net, on the consolidated statements of comprehensive loss. Finance lease costs for the year ended December 31, 2019 consisted of $729 in depreciation of the leased assets, and $64 in interest expense. Costs associated with capital leases for the year ended December 31, 2018 consisted of $858 in depreciation of the leased assets, and $147 in interest expense.

As of December 31, 2019, the weighted-average rate used in discounting the lease liabilities for ROU operating and finance leases was 6.8% and 6.1%, respectively, and the weighted average remaining lease term for ROU operating and finance leases was 2.4 and 0.8 years, respectively. The maturities of operating and finance lease liabilities as of December 31, 2019 are as follows:

	Operating Leases	Finance Leases
2020	$4,249	$618
2021	3,588	12
2022	1,844	—
Total lease payments	9,681	630
Less: Amount representing imputed interest	(714)	(17)
Present value of lease liabilities	8,967	613
Less: Current portion of lease liabilities	(3,786)	(601)
Non-current portion of lease liabilities	$5,181	$12

Subleases

The Company subleases portions of its San Francisco and Portland office spaces. In August 2018, the Company entered into agreements to (a) extend its existing sublease for a portion of its San Francisco office space through July 2022, and (b) sublease an additional 14,380 square feet of its San Francisco office space to an unrelated third party through July 2020. The Company’s sublease for its Portland office space is with an unrelated third party and expires in May 2020. Income from these sublease agreements is included in other income, net, on the consolidated statements of comprehensive loss. Sublease income for the years ended December 31, 2019 and 2018 was $2,282 and $1,463, respectively.

Future minimum amounts due under subleases as of December 31, 2019 are as follows:

Operating Sublease Income
2020	$1,768
2021	1,105
2022	616
Total amounts due under subleases	$3,489

14. Income Taxes

The components of the Company’s loss before benefit from or provision for income taxes are as follows:

	Years Ended December 31,
	2019	2018
United States of America	$(2,589)	$(25,375)
International	(9,939)	(15,283)
Loss before (benefit from) provision for income taxes	$(12,528)	$(40,658)

The components of the benefit from or provision for income taxes were as follows:

	Years Ended December 31,
	2019	2018
Current income tax provision:
Federal	$—	$—
State	6	44
Foreign	175	940
Total current income tax provision	181	984
Deferred income tax benefit:
Federal	—	—
State	—	—
Foreign	(301)	(398)
Total deferred income tax benefit	(301)	(398)
(Benefit from) provision for income taxes	$(120)	$586

The differences in the total benefit from or provision for income taxes that would result from applying the 21% federal statutory rate in 2019 and 2018 to the loss before provision for income taxes and the reported provision for income taxes were as follows:

	Years Ended December 31,
	2019	2018
Tax benefit at U.S. statutory rate	$(2,631)	$(8,538)
Foreign income and withholding taxes	2,115	4,247
State income taxes, net of federal benefit	(1,828)	(1,766)
Stock-based compensation	1,786	847
Impairment of goodwill	437	3,762
Change in valuation allowance	(410)	1,402
Provision to return adjustments	336	658
Uncertain tax positions	154	224
Research and development credits	151	(822)
Other permanent differences	48	45
Other	(278)	527
(Benefit from) provision for income taxes	$(120)	$586

Major components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Non-current deferred tax assets:
Net operating loss	$26,710	$27,192
Research and development credits	9,820	9,308
Other credits	4,164	3,237
Operating lease liabilities	1,843	—
Stock-based compensation	945	2,519
Property and equipment and intangible assets	238	—
Accruals and reserves	111	513
Other	2	35
Gross non-current deferred tax assets	43,833	42,804
Right-of-use assets, operating leases	(1,515)	—
Property and equipment and intangible assets	—	(342)
Total non-current deferred tax liabilities	(1,515)	(342)
Total deferred tax assets	42,318	42,462
Valuation allowance	(42,216)	(42,626)
Net deferred tax assets (liabilities)	$102	$(164)

The Tax Reform Act of 1986, as amended, imposes restrictions on the utilization of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a corporation. Utilization of a domestic net operating loss or tax credit carryforward may be subject to a substantial limitation due to ownership changes that may have occurred or that could occur in the future, as required by Internal Revenue Code Section 382 (“IRC Section 382”), as well as similar state provisions. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under IRC Section 382. Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company last assessed the application of IRC Section 382 during the fourth quarter of 2017 and concluded that no such limitation currently applied. The Company has monitored equity transactions in the periods since the fourth quarter of 2017 and has found no circumstances which would result in a significant change in the Company’s stock ownership. These conclusions are monitored in future periods as circumstances dictate, such as significant changes in the Company's stock ownership. In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $112,724 and $96,395, respectively. The federal net operating loss carryforward will begin expiring in 2027 and the state net operating loss carryforward will begin expiring in 2022. As of December 31, 2019, the Company had federal and state research and development credits of approximately $6,123 and $6,451, respectively. The federal research and development credits will begin expiring in 2026. The state research and development credits are not currently subject to expiration.

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2019 and 2018 (except for the deferred income tax assets associated with certain of the Company’s foreign subsidiaries). The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred income tax assets will not be realized (except for those associated with certain of the Company's foreign subsidiaries). The valuation allowance decreased by $410 for the year ended December 31, 2019, and increased by $1,402 for the year ended December 31, 2018.

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

Uncertain Tax Positions

As of December 31, 2019 and 2018, the Company had uncertain tax positions of $927 and $1,203, respectively, that if recognized would impact the annual effective tax rate. In 2019 and 2018, the Company did not have any material interest or penalties related to uncertain tax positions. The aggregate changes in the balance of gross uncertain tax positions were as follows:

Ending balance as of December 31, 2017	$8,424
Increase in balances related to tax positions taken during the current period	778
Decrease in balances related to tax positions taken during the prior period	(812)
Ending balance as of December 31, 2018	8,390
Increase in balances related to tax positions taken during the current period	494
Increase in balances related to tax positions taken during the prior period	208
Decrease in balances related to tax positions taken during the prior period	(166)
Decrease in balances related to lapses in statutes of limitations	(308)
Ending balance as of December 31, 2019	$8,618

The Company does not anticipate that the amount of uncertain tax positions relating to tax positions existing at December 31, 2019 will materially increase or decrease within the next twelve months.

The Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations. Among other provisions, the TCJA imposes a U.S tax on Global Intangible Low Taxed Income (“GILTI”) that is earned by certain foreign subsidiaries, and requires U.S. corporations to elect an accounting policy to either recognize GILTI as a current period expense when incurred or to record deferred taxes for the temporary basis differences expected to reverse in the future as GILTI. The Company did not incur income tax associated with GILTI for the years ended December 31, 2019 and 2018, but elected to recognize GILTI tax as a period cost in the future, as applicable.

15. Net Loss Per Share Available to Common Stockholders

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

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2019	2018
Numerator:
Net loss available to common stockholders	$(12,408)	$(41,244)
Denominator:
Weighted average number of shares, basic and diluted	6,373	5,783
Net loss per share available to common stockholders:
Basic and diluted net loss per common share available to common stockholders	$(1.95)	$(7.13)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2019	2018
Options to purchase common stock	500	436
Unvested RSUs	1,104	834
Total	1,604	1,270

16. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

17. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of December 31, 2019, no material amounts are recorded related to legal proceedings on the consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2019 and 2018.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2019 and 2018.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

18. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees in the United States. The Board determines contributions made by the Company annually. The Company made no contributions under this plan for 2019 and 2018.

The Company also sponsors a statutorily required defined contribution pension plan covering all employees in the United Kingdom. The Company made contributions to this plan of $110 and $87 for the years ended December 31, 2019 and 2018, respectively.

19. Subsequent Events

The recent global outbreak of COVID-19 has disrupted economic markets and the full economic impact, duration and spread of the COVID-19 virus is uncertain at this time and difficult to predict considering the rapidly evolving landscape. As a result, it is not possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the outbreak continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2020.

MARIN SOFTWARE INCORPORATED

By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher A. Lien and Robert Bertz, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Christopher A. Lien	Chief Executive Officer and Director	March 23, 2020
Christopher A. Lien	(Principal Executive Officer)

/s/ Robert Bertz	Chief Financial Officer	March 23, 2020
Robert Bertz	(Principal Financial and Accounting Officer)

/s/ Brian Kinion	Director	March 23, 2020
Brian Kinion

/s/ L. Gordon Crovitz	Director	March 23, 2020
L. Gordon Crovitz

/s/ Donald Hutchison	Director	March 23, 2020
Donald Hutchison

/s/ Daina Middleton	Director	March 23, 2020
Daina Middleton