Form 10-Q
period 2020-03-31
MARIN SOFTWARE INC
filed 2020-05-12
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the registrant had 6,870,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At March 31,	At December 31,
	2020	2019*
Assets
Current assets:
Cash and cash equivalents	$8,583	$11,134
Restricted cash	972	971
Accounts receivable, net	7,081	8,939
Prepaid expenses and other current assets	3,085	3,522
Total current assets	19,721	24,566
Property and equipment, net	7,306	8,524
Right-of-use assets, operating leases	12,685	7,705
Intangible assets, net	—	95
Other non-current assets	967	1,403
Total assets	$40,679	$42,293
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,293	$1,679
Accrued expenses and other current liabilities	6,677	9,010
Operating lease liabilities	6,970	3,786
Total current liabilities	14,940	14,475
Operating lease liabilities, non-current	6,865	5,181
Other long-term liabilities	1,276	1,577
Total liabilities	23,081	21,233
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value - 142,857 shares authorized, 6,830 and 6,810 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	299,689	299,263
Accumulated deficit	(281,083)	(277,112)
Accumulated other comprehensive loss	(1,015)	(1,098)
Total stockholders’ equity	17,598	21,060
Total liabilities and stockholders’ equity	$40,679	$42,293

*	Derived from the Company’s audited consolidated financial statements as of December 31, 2019.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues, net	$8,660	$13,448
Cost of revenues	5,345	5,811
Gross profit	3,315	7,637
Operating expenses
Sales and marketing	2,312	4,634
Research and development	3,437	4,895
General and administrative	1,981	3,221
Total operating expenses	7,730	12,750
Loss from operations	(4,415)	(5,113)
Other income, net	469	540
Loss before provision for income taxes	(3,946)	(4,573)
Provision for income taxes	25	33
Net loss	(3,971)	(4,606)
Foreign currency translation adjustments	83	(71)
Comprehensive loss	$(3,888)	$(4,677)
Net loss per share available to common stockholders, basic and diluted (Note 10)	$(0.58)	$(0.77)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	6,819	5,945
Stock-based compensation expense is allocated as follows (Note 7):
Cost of revenues	$94	$125
Sales and marketing	110	180
Research and development	167	281
General and administrative	75	99
Amortization of intangible assets is allocated as follows:
Cost of revenues	47	234
Sales and marketing	—	64
Research and development	48	234
General and administrative	—	—
Restructuring related expenses are allocated as follows (Note 4):
Cost of revenues	(7)	6
Sales and marketing	50	157
Research and development	—	—
General and administrative	—	—

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2019	6,810	$7	$299,263	$(277,112)	$(1,098)	$21,060
Issuance of common stock from vesting of restricted stock units (Note 7)	20	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(20)	—	—	(20)
Stock-based compensation expense	—	—	446	—	—	446
Net loss	—	—	—	(3,971)	—	(3,971)
Foreign currency translation adjustments	—	—	—	—	83	83
Balances at March 31, 2020	6,830	$7	$299,689	$(281,083)	$(1,015)	$17,598

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2018	5,938	$6	$295,116	$(264,713)	$(1,038)	$29,371
Issuance of common stock from vesting of restricted stock units (Note 7)	16	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(56)	—	—	(56)
Stock-based compensation expense	—	—	685	—	—	685
Net loss	—	—	—	(4,606)	—	(4,606)
Foreign currency translation adjustments	—	—	—	—	(71)	(71)
Balances at March 31, 2019	5,954	$6	$295,745	$(269,319)	$(1,109)	$25,323

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(3,971)	$(4,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	893	499
Amortization of internally developed software	864	750
Amortization of intangible assets	95	532
Loss on disposals of property and equipment and right-of-use assets	1	14
Amortization of deferred costs to obtain and fulfill contracts	258	364
Unrealized foreign currency losses (gains)	24	(11)
Stock-based compensation expense related to equity awards	446	685
Provision for bad debts	(144)	180
Net change in operating leases	(110)	(116)
Changes in operating assets and liabilities:
Accounts receivable	2,032	2,175
Prepaid expenses and other assets	623	(679)
Accounts payable	(380)	(424)
Accrued expenses and other liabilities	(2,391)	(1,079)
Net cash used in operating activities	(1,760)	(1,716)
Investing activities
Purchases of property and equipment	-	(46)
Capitalization of internally developed software	(540)	(482)
Net cash used in investing activities	(540)	(528)
Financing activities
Payment of principal on finance lease liabilities	(191)	(338)
Employee taxes paid for withheld shares upon equity award settlement	(57)	(91)
Proceeds from employee stock purchase plan, net	17	55
Net cash used in financing activities	(231)	(374)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(19)	(19)
Net decrease in cash and cash equivalents and restricted cash	(2,550)	(2,637)
Cash and cash equivalents and restricted cash
Beginning of period	12,105	11,503
End of period	$9,555	$8,866
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$-	$31

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

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006, and management expects such losses to continue over the next several years. The Company incurred a net loss of $3,971 for the three months ended March 31, 2020 and a net loss of $12,408 for the year ended December 31, 2019. As of March 31, 2020, the Company had an accumulated deficit of $281,083. The Company had cash, cash equivalents and restricted cash of $9,555 as of March 31, 2020. Management expects to incur additional losses and experience negative operating cash flows in the future. The Company’s ability to achieve its business objectives and to continue to meet its obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including market conditions and the potential effect of the novel coronavirus (COVID-19) pandemic. The recent global outbreak of COVID-19 has disrupted economic markets and the full economic impact, duration and spread of the COVID-19 is uncertain at this time and difficult to predict considering the rapidly evolving landscape. Since mid-March 2020, some of the Company’s customers have reduced the amount of digital advertising spend that they manage using the Company’s products, which has had an adverse effect on the Company’s results of operations, and some of the Company’s customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Although the Company is pursuing additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Accordingly, the Company plans to reduce its expenses in 2020 by approximately 30%, which will be achieved through operating and other cost savings including a reduction in personnel costs. The ability of the Company to continue as a going concern is dependent upon its ability to successfully implement the plans described above.

In May 2020, the Company entered into a loan agreement with Harvest Small Business Finance, LLC as the lender (“Lender”) for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and implemented by the U.S. Small Business Administration. The Company intends to use the funds provided by the Loan to cover payroll costs and other costs constituting permitted use of proceeds during this time of particular uncertainty.

In March 2019, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on May 10, 2019, under which it may offer a variety of equity and debt securities, with an aggregate offering price of up to $50,000. As part of that shelf registration, the Company entered into an equity distribution agreement with JMP Securities LLC, or JMP Securities under which it may sell shares of its common stock up to a gross aggregate offering price of $13,000 (Note 5). For the three months ended March 31, 2020 and 2019, no shares were sold under the agreement. For the year ended December 31, 2019, the Company sold 658 shares of its common stock under this agreement for net proceeds of $1,643. The total amount of cash that may be generated under this equity distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of the Company’s common stock.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for other interim periods or future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2019 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 23, 2020.

The World Health Organization declared in March 2020 that the recent outbreak of the coronavirus disease named COVID-19 constitutes a pandemic. The Company has undertaken measures to protect its employees and customers. There can be no assurance that these measures will be effective, however, or that the Company can adopt them without adversely affecting its business operations. In addition, the COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for the Company’s platform and harm the Company’s business and results of operations. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may impact the Company’s financial condition, liquidity, or results of operations is uncertain. The Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts that approximate fair value due to the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities and in consideration of the Company’s credit risk profile, the carrying value of outstanding lease liabilities approximates fair value as well.

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio based on historical experience, specific allowances for known troubled accounts and other available information. The Company does not require collateral from its customers, and it performs a regular review of its customers’ payment histories and associated credit risks. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers in addition to the agency itself. As of March 31, 2020 and December 31, 2019, the Company recorded an allowance for doubtful accounts of $1,376 and $1,559, respectively.

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of March 31, 2020, and December 31, 2019, the Company recorded an allowance for potential customer credits in the amount of $438 and $319, respectively.

Goodwill Impairment Assessment

The Company evaluates goodwill for impairment annually in the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs its goodwill impairment test using the simplified method, whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the goodwill is considered impaired by an amount equal to that difference. In November 2019, the Company performed a goodwill impairment assessment and recorded an impairment of goodwill of $1,910, reducing the goodwill balance to zero.

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

Revenue Recognition

The Company generates revenues principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, social and eCommerce. The Company also generates revenues from strategic agreements with certain leading publishers. Under the subscription agreements, the Company receives consideration based on the advertising spend that customers manage on its platform. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

See Note 2 for further discussion on the Company’s revenues.

Recent Accounting Pronouncements Adopted in 2020

In August 2018, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update, (“ASU, 2018-13”), Fair Value Measurement (Topic 820), which is designed to improve the effectiveness of disclosures related to fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020, which did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 35-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 on January 1, 2020, which did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets and certain other financial instruments to require the use of a new forward-looking “expected loss” model that will generally result in earlier recognition of allowances for losses. This ASU will also require disclosure of more information related to these items. As the Company meets the SEC’s definition of a “smaller reporting company”, ASU 2016-13 is effective for annual periods beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step-up in the tax basis of goodwill and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020 were as follows:

Subscription Services Revenues
2020 (remaining nine months)	$2,684
2021	850
2022	37
Total	$3,571

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

The majority of the Company’s strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”). Under the Google Revenue Share Agreement, which constitutes a single performance obligation, the Company receives both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform. The Google Revenue Share Agreement requires the Company to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. The performance obligation is expected to be satisfied ratably over the two-year contractual term using the output method based upon the passage of time, as Google simultaneously receives and consumes the benefit from the Company’s performance, which provides a faithful depiction of the pattern of transfer of control. The Google Revenue Share Agreement has a three-year term; however, until March 2020, when the Company and Google executed the first amendment to the original agreement (the “First Amendment”), Google could terminate the Google Revenue Share Agreement after two years, with no penalty if the Company did not meet certain financial metrics. Accordingly, the Company accounted for the Google Revenue Share Agreement as a two-year agreement with one optional renewal year. The revenue impact of the third year is being accounted for prospectively as of the execution of the First Amendment in March 2020.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement using the expected value method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the three months ended March 31, 2020 and 2019, the Company recognized $2,283 and $2,921, respectively, in revenues from the Google Revenue Share Agreement. As of March 31, 2020, the Company expects to recognize revenues totaling approximately $6,849 for the remaining nine months of 2020, and $9,132 for the year ending December 31, 2020, related to remaining performance obligations under the Google Revenue Share Agreement.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended March 31,
	2020	2019
United States of America	$6,555	$10,041
United Kingdom	1,000	1,545
Other (1)	1,105	1,862
Total revenues, net	$8,660	$13,448

(1)	No individual country within the “Other” category accounted for 10% or more of revenues, net for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended March 31,
	2020	2019
Subscriptions	$6,333	$10,426
Strategic agreements	2,327	3,022
Total revenues, net	$8,660	$13,448

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of March 31, 2020 and December 31, 2019 are presented in the accompanying condensed consolidated balance sheets. Included in the balance of accounts receivable, net as of March 31, 2020 and December 31, 2019 was $2,300 and $3,101, respectively, related to the Google Revenue Share Agreement, which represented 32% and 35%, respectively, of accounts receivable, net.

Customer Advances

In certain situations, the Company receives cash payments from customers in advance of its performance of the underlying services. These advances from customers are included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

Under the terms of service of the Company’s former Perfect Audience business, which was divested in November 2019, individual customer advances that were not used by the customer for a period of 180 days become the property of the Company. The Company recognized advances from customers that had remained outstanding for this period of time as breakage revenues at the time the Company has received full consideration and has no remaining obligations to the customer. For the three months ended March 31, 2020 and 2019, the Company recognized $0 and $59 in breakage revenues, respectively.

Deferred Strategic Agreement Revenues

Due to the timing of revenue recognition under the Google Revenue Share Agreement, the contractual billings exceed revenue recognized to date, resulting in a contract liability. As March 31, 2020 and December 31, 2019, the Company recorded deferred strategic agreement revenues of $2,199 and $2,182, respectively, within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

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

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the three months ended March 31,2020 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2019	$779	$281
Costs deferred	49	32
Amortization	(188)	(70)
Balances at March 31, 2020	$640	$243

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		March 31,	December 31,
	Estimated Useful Life	2020	2019
Software, including internally developed software	3 years	$28,514	$27,974
Computer equipment	3 to 4 years	22,360	22,424
Finance lease ROU assets	Shorter of useful life or lease term	5,067	5,067
Leasehold improvements	Shorter of useful life or lease term	4,631	4,631
Office equipment, furniture and fixtures	3 to 5 years	1,986	1,986
Total property and equipment		62,558	62,082
Less: Accumulated depreciation and amortization		(55,252)	(53,558)
Property and equipment, net		$7,306	$8,524

Finance lease ROU assets consist of computer equipment. Depreciation and amortization of internally developed software for the three months ended March 31, 2020 and 2019 was $1,757 and $1,249, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	March 31,	December 31,
	2020	2019
Accrued salary and payroll-related expenses	$1,540	$3,204
Deferred strategic agreement revenues	2,199	2,182
Accrued liabilities	426	1,165
Income taxes payable	458	480
Finance lease liabilities	422	601
Advanced billings	399	376
Sales and use tax payable	—	9
Other	1,233	993
Total accrued expenses and other current liabilities	$6,677	$9,010

4. Restructuring Activities

2019 Restructuring Plan

During the three months ended December 31, 2019, the Company initiated an organizational restructuring plan (the “2019 Restructuring Plan”) designed to reduce operating expenses in response to declines in revenues. The 2019 Restructuring Plan included a headcount reduction of approximately 6% of the Company’s workforce and the closure of certain leased facilities. Actions pursuant to the 2019 Restructuring Plan were substantially complete as of December 31, 2019, and further costs associated with this plan are not expected to be material in future periods.

2018 Restructuring Plan

In January 2018, the Company initiated an organizational restructuring plan (the “2018 Restructuring Plan”) designed to reduce operating expenses in response to declines in revenues. The 2018 Restructuring Plan included a headcount reduction of approximately 13% of the Company’s workforce, the closure of certain leased facilities and the consolidation of space in the Company’s San Francisco headquarters. Actions pursuant to the 2018 Restructuring Plan were substantially complete as of March 31, 2019, and further costs associated with this plan are not expected to be material in future periods. The Company initiated certain other organizational restructuring plans during 2018 that also aimed to reduce operating expenses and primarily consisted of further headcount reductions.

For the three months ended March 31, 2020, the Company recorded $43 of restructuring-related expenses in connection with the 2019 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2019, the Company recorded $163 of restructuring-related expenses in connection with the 2018 Restructuring Plan, as well as other organizational restructuring plans, in the accompanying condensed consolidated statements of comprehensive loss.

5. Shelf Registration Statement and At-the-Market Offering

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

No shares were sold under this equity distribution agreement for the three months ended March 31, 2020 and 2019. For the year ended December 31, 2019, the Company sold 658 shares of its common stock under this equity distribution agreement and received proceeds of $1,643, net of offering costs of $210, at a weighted average sales price of $2.82 per share. The amount of any future proceeds that may be realized from this equity distribution agreement depends on a variety of factors, including market conditions and the price of the Company’s common stock. As of March 31, 2020, the Company had common stock with an aggregate offering price of up to $11,147 available for issuance under the equity distribution agreement.

6. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013 the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 341 shares of common stock on January 1, 2020. As of March 31, 2020, 1,131 shares of common stock were available for future grants under the 2013 Plan.

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2019	500	$23.38	5.77	$—
Options forfeited and cancelled	(57)	13.24	—	—
Balances at March 31, 2020	443	24.69	6.23	—
Options exercisable	309	33.39	5.03	—
Options vested	309	33.39	5.03	—
Options vested and expected to vest	432	25.17	6.17	—

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2019	1,104	$4.55
RSUs granted	56	1.44
RSUs vested	(20)	9.47
RSUs cancelled and withheld to cover taxes	(71)	5.48
Granted and unvested at March 31, 2020	1,069	$4.24

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 68 shares on January 1, 2020. As of March 31, 2020, 206 shares were reserved for issuance under the 2013 ESPP. During the three months ended March 31, 2020 and 2019, zero shares were issued under the 2013 ESPP.

7. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $446 and $685 for the three months ended March 31, 2020 and 2019, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. There were no stock options granted during the three months ended March 31, 2020 and 2019.

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

There were no exercises of stock options during the three months ended March 31, 2020 and 2019.

Compensation expense, net of estimated forfeitures, is recognized ratably over the requisite service period. As of March 31, 2020, there was $183 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.6 years.

RSUs

As of March 31, 2020, there was $3,126 of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.3 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

8. Leases

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

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments, on a collateralized basis over a similar term and in a similar economic environment. As of March 31, 2020, the weighted-average rate used in discounting the lease liabilities for ROU operating and finance leases was 6.4% and 6.0%, respectively. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet, while current finance lease liabilities are included in accrued expenses and other current liabilities, and non-current finance lease liabilities are included in other long-term liabilities on the condensed consolidated balance sheets.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheet, while ROU assets for finance leases are included within property and equipment, net. For operating leases, the Company recognizes the expense for lease payments on straight-line basis over the lease term. As of March 31, 2020, the weighted-average remaining lease term for ROU operating and finance leases was 2.0 years and 0.5 years, respectively.

As of March 31, 2020, the Company had net operating lease ROU assets of $12,685. Operating lease costs, consisting primarily of rental expense, were approximately $1,931 and $1,996, respectively, for the three months ended March 31, 2020 and 2019. Variable rent expense was not significant for the three months ended March 31, 2020 and 2019. In January 2020, the Company executed renewal service orders with a third-party data center. In February 2019, the Company executed a new lease agreement for office space in Paris and exited its prior office space shortly thereafter. There were no material costs incurred associated with that exit. As part of the new lease, the Company was required to enter into an irrevocable $109 letter of credit. The cash used to secure the letter of credit has been classified as restricted cash on the accompanying condensed consolidated balance sheet.

At various dates between August 2015 and October 2016, the Company entered into finance lease arrangements with two separate manufacturers for computer equipment. These finance leases are collateralized by the underlying computer equipment. As of March 31, 2020, the Company had net finance lease ROU assets of $497. Finance lease ROU assets are included in property and equipment on the condensed consolidated balance sheets. Interest expense associated with finance leases is included within other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Finance lease costs for the three months ended March 31, 2020 consisted of $170 in depreciation of the leased assets and $7 in interest expense. Finance lease costs for the three months ended March 31,2019 consisted of $178 in depreciation of the leased assets and $24 in interest expense.

The maturities of operating lease and finance lease liabilities as March 31, 2020 are as follows:

	Operating Leases	Finance Leases
2020 (remaining nine months)	$5,769	$419
2021	7,093	11
2022	1,844	—
2023	—	—
Total lease payments	14,706	430
Less: Amount representing imputed interest	(871)	(8)
Present value of lease liabilities	13,835	422
Less: Current portion of lease liabilities	(6,970)	(422)
Non-current portion of lease liabilities	$6,865	$—

Supplemental cash flow information related to operating leases was as follows:

Three Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$191
Operating cash flows from finance leases	8
Operating cash flows from operating leases	2,014

ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—
Operating lease liabilities	6,666

The operating lease ROU asset obtained relates to the Las Vegas colocation service orders executed in January 2020, as well as a new Austin office lease executed in January 2020.

Subleases

The Company subleases portions of its San Francisco and Portland office spaces. In August 2018, the Company entered into agreements to (a) extend its existing sublease for a portion of its San Francisco office space through July 2022, and (b) sublease an additional 14,380 square feet of its San Francisco office space to an unrelated third party through July 2020. The Company’s sublease for its Portland office space is with an unrelated third party and expires in May 2020. Income from these sublease agreements is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income for the three months ended March 31, 2020 and 2019 was $570 and $570, respectively.

Future minimum amounts due under subleases as of March 31, 2020 were as follows:

Operating Sublease Income
2020 (remaining nine months)	$1,191
2021	1,105
2022	616
Total amounts due under subleases	$2,912

9. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

Income tax provision for the three months ended March 31, 2020 was $25 on pre-tax losses of $3,946. As of March 31, 2020, the income tax rate varies from the federal income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly owned subsidiaries.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis. There is no income tax benefit recognized with respect to losses incurred and no income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company’s effective tax rate. The Company will maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized. The CARES Act enacted on March 27, 2020 did not provide an income tax benefit for the Company given the U.S. losses and the full valuation allowance against its net deferred tax assets.

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three months ended March 31, 2020 and 2019, the Company did not recognize any material interest or penalties related to uncertain tax positions.

In April 2020, the Company became aware of a new interpretation of a non-U.S. tax law relating to withholding taxes on intellectual property taxes. The Company is currently evaluating this law and any related impact to its financial position or results of operations.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss available to common stockholders	$(3,971)	$(4,606)
Denominator:
Weighted average number of shares, basic and diluted	6,819	5,945
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.58)	$(0.77)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	443	430
Unvested RSUs	1,069	854
Total	1,512	1,284

11. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

12. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of March 31, 2020, no material amounts are recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of March 31, 2020 and the audited consolidated balance sheet as of December 31, 2019.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of March 31, 2020 and December 31, 2019.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13. Subsequent Event

On April 23, 2020, the Company, entered into an original loan agreement with Harvest Small Business Finance, LLC as the lender (“Lender”) for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and implemented by the U.S. Small Business Administration. The Loan was originally evidenced by a Note dated effective as of April 22, 2020, but such Note was replaced by a Note with substantially the same terms, but with an updated effective date of May 5, 2020 to account for a delay in disbursement of funds. The Loan matures two years from the date of first disbursement of the Loan, which occurred on May 7, 2020. The Company received the loan proceeds on May 12, 2020. The Loan bears interest at a rate of 1% per annum, with all payments deferred through the six-month anniversary of the date of the Note. Principal and interest are payable monthly commencing on the first day of the next month after the expiration of the initial six-month deferment period and may be prepaid by the Company at any time prior to maturity without penalty. The Company may apply to Lender for forgiveness of amounts due under the Loan, with the amount of potential loan forgiveness to be calculated in accordance with the requirements of the PPP based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-week period beginning on the date of first disbursement of the Loan. The Company intends to use proceeds of the Loan for payroll and other qualifying expenses, but there can be no assurances that any portion of the Loan will be forgiven.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2019, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”), on March 23, 2020. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of digital marketing solutions for search, social, and eCommerce advertising channels, offered as a unified software-as-a-service, or SaaS, advertising management platform for performance-driven advertisers and agencies. Our platform is an analytics, workflow and optimization solution for marketing professionals, enabling them to effectively manage their digital advertising spend. We market and sell our solutions to advertisers directly and through leading advertising agencies, and our customers collectively manage billions of dollars in advertising spend on our platform globally across a wide range of industries. We believe this makes us one of the largest providers of independent advertising cloud solutions. Our software solution is designed to help our customers:

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

In December 2019, the novel coronavirus causing the disease COVID-19 was reported in China and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our customers and our sales cycles, and impact on our employees, all of which are uncertain and cannot be predicted. At this time, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain. Since mid-March, some of our customers have reduced the amount of digital advertising spend that they manage using our product which has had an adverse effect on our results of operations and some of our customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Also, since mid-March most of our employees have not been able to work from our offices and have been working from home, which could cause some disruptions or delays in our business activities, including our product development efforts.

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

Our long-term strategic agreements have historically included multiple-year terms and are invoiced quarterly. Our largest agreement with Google was entered into in December 2018 with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”) and includes both a fixed baseline amount and a variable portion based on a percentage of relevant advertising search spend above the baseline threshold that runs through our technology platform. The Google Revenue Share Agreement has a three-year term; however, until March 2020, we and Google executed the first amendment to the original agreement (the “First Amendment”), Google could terminate the Google Revenue Share Agreement after two years, with no penalty if we did not meet certain financial metrics. Accordingly, the Company accounted for the Google Revenue Share Agreement as a two-year agreement with one optional renewal year. The revenue impact of the third year is being accounted for prospectively from the date of the First Amendment. Our other long-term strategic agreements are generally variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform.

Refer to Note 2 of the accompanying condensed consolidated financial statements for further discussion of our revenue recognition considerations.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside the United States represented 24% and 25% of total revenues for the three months ended March 31, 2020 and 2019.

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

In the near term, we expect sales and marketing expenses to decrease year-over-year in absolute dollars as we realign our cost structure with our revenues.

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

	Three Months Ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$8,660	100%	$13,448	100%
Cost of revenues (1) (2) (3)	5,345	62	5,811	43
Gross profit	3,315	38	7,637	57
Operating expenses
Sales and marketing (1) (2) (3)	2,312	27	4,634	34
Research and development (1) (2) (3)	3,437	40	4,895	36
General and administrative (1) (2) (3)	1,981	23	3,221	24
Total operating expenses	7,730	89	12,750	95
Loss from operations	(4,415)	(51)	(5,113)	(38)
Other income, net	469	5	540	4
Loss before provision for income taxes	(3,946)	(46)	(4,573)	(34)
Provision for income taxes	25	—	33	-
Net loss	$(3,971)	(46)%	$(4,606)	(34)%

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenues	$94	$125
Sales and marketing	110	180
Research and development	167	281
General and administrative	75	99

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenues	$47	$234
Sales and marketing	—	64
Research and development	48	234
General and administrative	—	—

(3)	Restructuring related expenses included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenues	$(7)	$6
Sales and marketing	50	157
Research and development	—	—
General and administrative	—	—

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(3,971)	$(4,606)
Depreciation	893	499
Amortization of internally developed software	864	750
Amortization of intangible assets	95	532
Provision for income taxes	25	33
Stock-based compensation expense	446	685
Capitalization of internally developed software	(540)	(482)
Restructuring related expenses	43	163
Other income, net	(469)	(540)
Adjusted EBITDA	$(2,614)	$(2,966)

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenues, net

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenues, net	$8,660	$13,448	$(4,788)	(36)%

Revenues, net, for the three months ended March 31, 2020 decreased $4.8 million, or 36% as compared to the corresponding period in 2019. During the preceding 12 months, we experienced ongoing customer turnover that was not fully offset by new customer bookings. Additionally, in November 2019, we divested our Perfect Audience business which contributed $0.9 million of revenues, net for the three months ended March 31, 2019. Revenues, net for the three months ended March 31, 2020 and 2019 are inclusive of $2.3 million and $2.9 million, respectively, from the Google Revenue Share Agreement as described in Note 2 to the condensed consolidated financial statements.

For the three months ended March 31, 2020 and 2019, revenues, net from our customers located in the United States represented 76% and 75%, respectively, of total revenues, net. Revenues, net from the Google Revenue Share Agreement accounted for 26% and 22%, respectively, of total revenues, net for the three months ended March 31, 2020 and 2019. There were no other customers that accounted for 10% or greater of our revenues, net for the three months ended March 31, 2020 and 2019.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenues	$5,345	$5,811	$(466)	(8)%
Gross profit	3,315	7,637	(4,322)	(57)
Gross profit percentage	38%	57%

Cost of revenues for the three months ended March 31, 2020 decreased $0.5 million, or 8%, as compared to the corresponding period in 2019. The decrease was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which for the three months ended March 31, 2020 led to a decrease of $0.3 million in compensation and benefits expense, including stock-based compensation expense, as compared to the same period in 2019. This reduction in headcount also contributed to a decrease in allocated facilities and information technology costs of $0.1 million for the three months ended March 31, 2020. We also experienced a decrease of $0.3 million in hosting costs during the three months ended March 31, 2020, due to a decline in the usage of our hosted platform from the corresponding period in 2019. Our amortization of intangible assets declined $0.2 million, as certain intangible assets became fully amortized in Q1 2020. These decreases were partially offset by an increase of $0.4 million due to a non-recurring depreciation adjustment and an increase of $0.1 million in the amortization of internally developed software costs, due to the timing of the capitalization of certain internal projects.

Our gross margin decreased to 38% for the three months ended March 31, 2020 as compared to 57% for the corresponding period in 2019. This was primarily due to our revenues, net declining at a faster rate than the corresponding decrease in costs, in part due to the timing of revenue recognition from the Google Revenue Share Agreement.

Sales and Marketing

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$2,312	$4,634	$(2,322)	(50)%
Percent of revenues, net	27%	34%

Sales and marketing expenses for the three months ended March 31, 2020 decreased $2.3 million, or 50%, as compared to the corresponding period in 2019. This decrease is primarily due to a reduction in global sales support and marketing headcount, contributing to net decreases of $1.3 million in personnel-related costs and $0.3 million in allocated facilities and information technology costs for the three months ended March 31, 2020. The decrease was also a result of reduced marketing costs of $0.4 million as we eliminated or shifted the timing of certain of our marketing activities. As the majority of our restructuring activities were completed in 2019, we incurred $0.1 million less in restructuring costs for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. Finally, we reduced our travel expense $0.1 million as a result of both the reduction in global sales support and marketing headcount and the travel advisories resulting from COVID-19.

Research and Development

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development	$3,437	$4,895	$(1,458)	(30)%
Percent of revenues, net	40%	36%

Research and development expenses for the three months ended March 31, 2020 decreased $1.5 million, or 30%, as compared to the corresponding period in 2019. The decrease was primarily due to a reduction in the number of full-time research and development personnel, resulting in a decrease of $0.9 million in compensation expense and $0.2 million in allocated facilities and information technology costs as compared to the corresponding period in 2019. Additionally, amortization expense related to our intangible assets declined $0.2 million, as our intangible assets became fully amortized during the three months ended March 31, 2020. Finally, the decrease was further driven by reduced professional fees of $0.1 million as we reduced the number of research and development contractors as compared to the corresponding period in 2019.

General and Administrative

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$1,981	$3,221	$(1,240)	(38)%
Percent of revenues, net	23%	24%

General and administrative expenses for the three months ended March 31, 2020 decreased $1.2 million, or 38%, as compared to the corresponding period in 2020. Compensation and benefits expense for the three months ended March 31, 2020 decreased by $0.3 million as compared to the corresponding period in 2020, primarily due to a reduction in headcount. The decrease was also a result of reduced professional services fees of $0.4 million as we reduced the number of contractors and the scope of our activities with consultants and other advisors. The decrease was further driven by a reduction in our provision for bad debts of $0.3 million. For the three months ended March 31, 2020 we recorded a recovery from bad debts of $0.1 million whereas for the three months ended March 31, 2019 we recorded $0.2 million of additions to the allowance for doubtful accounts.

Other Income, Net

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Other income, net	$469	$540	$(71)	(13)%

Other income, net, primarily consists of sublease income recorded under agreements for portions of our San Francisco and our Portland office spaces, with terms through July 2022 and May 2020, respectively, as well as foreign currency transaction gains and losses and interest income and expense. For the three months ended March 31, 2020 and 2019, we earned sublease income of $0.6 million and $0.6 million, respectively. Foreign currency transaction gains and losses and interest income and expense were not material for the three months ended March 31, 2020 and 2019.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Provision for income taxes	$25	$33	$(8)	(24)%

The provision for income taxes totaled less than $0.1 million for the three months ended March 31, 2020 and 2019. This is primarily due to income tax expense from profits earned by our wholly owned foreign subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of March 31, 2020, our principal source of liquidity was our unrestricted cash and cash equivalents of $8.6 million. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain a $0.9 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco and a $0.1 million irrevocable letter of credit to secure the non-cancelable lease for our office in Paris. These balances are reflected as restricted cash on the consolidated balance sheets of the accompanying condensed consolidated financial statements.

We maintain cash balances in our foreign subsidiaries. As of March 31, 2020, we had $8.6 million of unrestricted cash and cash equivalents in aggregate, of which $1.3 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA, which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries, and a tax on earnings of foreign subsidiaries in excess of a specified return on the subsidiaries' tangible assets, known as the Global Intangible Low-Taxed Income, or GILTI. We completed our analysis of the accounting for the transition tax in the fourth quarter of 2018 and there was no tax due as a result of significant accumulated losses in our foreign subsidiaries. We also determined that no GILTI inclusion would be required in the fourth quarter of 2019, as our foreign subsidiaries have accumulated significant losses. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

On March 14, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019, under which we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50.0 million. As part of the shelf registration statement, we entered into an equity distribution agreement with JMP Securities LLC, or JMP Securities, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $13.0 million through an at-the-market offering program administered by JMP Securities. We are not required to sell any of our stock under this program. JMP Securities is entitled to compensation of up to 5.0% of the gross proceeds from sales of our common stock pursuant to the equity distribution agreement. We intend to use any net proceeds from the sale of securities under the equity distribution agreement primarily for working capital and general corporate purposes. For the three months ended March 31, 2020 and 2019, no shares were sold under the equity distribution agreement. For the year ended December 31, 2019, we sold 658 shares of our common stock under the equity distribution agreement, and received proceeds of $1.6 million, net of offering costs of $0.2 million, at a weighted average sales price of $2.82 per share. The total amount of cash that may be generated under this equity distribution agreement is uncertain and depends on a variety of factors, including market conditions and the price of our common stock. As of March 31, 2020, we had common stock with an aggregate offering price of up to $11.1 million available for issuance under the equity distribution agreement.

We have incurred significant losses in each fiscal year since our incorporation in 2006, and we expect to continue to incur losses and negative cash flows over the next several years. Based on our current and anticipated level of operations, including our internal forecasts and projections, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our operations for at least the next 12 months. Our ability to achieve our business objectives and to continue to meet our obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including market conditions and the potential effect of the COVID-19 pandemic. The recent global outbreak of COVID-19 has disrupted economic markets and the full economic impact, duration and spread of COVID-19 is uncertain at this time and difficult to predict considering the rapidly evolving landscape.  Since mid-March 2020, some of our customers have reduced the amount of digital advertising spend that they manage using our products, which has had an adverse effect on our results of operations, and some of our customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Although we are pursuing additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Accordingly, we plan to reduce our expenses in 2020 by approximately 30%, which will be achieved through operating and other cost savings including a reduction in personnel costs. Our ability to continue as a going concern is dependent upon our ability to successfully implement the plans described above.

In May 2020, we entered into a loan agreement with Harvest Small Business Finance, LLC as the lender for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. We received the loan proceeds on May 12, 2020. We intend to use the funds provided by the Loan to cover payroll costs and other permitted use of proceeds during this time of particular uncertainty, allowing us to defer certain personnel reductions.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(1,760)	$(1,716)
Net cash used in investing activities	(540)	(528)
Net cash used in financing activities	(231)	(374)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(19)	(19)
Net decrease in cash and cash equivalents and restricted cash	$(2,550)	$(2,637)

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

Cash used in operating activities for the three months ended March 31, 2020 of $1.8 million was primarily the result of a net loss of $4.0 million, adjusted for non-cash expenses of $2.3 million, primarily consisting of depreciation, amortization, stock-based compensation expense, provision for bad debts and net changes in operating leases, and a $0.1 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $2.0 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.6 million due to the timing of related disbursements; and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $2.8 million due to the timing of related disbursements and customer advances.

Cash used in operating activities for the three months ended March 31, 2019 of $1.7 million was primarily the result of a net loss of $4.6 million, adjusted for non-cash expenses of $2.9 million, which primarily included depreciation, amortization, stock-based compensation expense, for bad debts and net changes in operating leases. The net change in working capital items was less than $0.1 million consisting most notably of (1) a decrease in accounts receivable of $2.2 million due to the decrease in revenues and the timing of related collections; (2) an increase in prepaid expenses and other assets (both current and non-current) of $0.7 million due to the timing of related disbursements and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $1.5 million due to the timing of related disbursements and customer advances.

Investing Activities

During the three months ended March 31, 2020 investing activities primarily consisted of capitalized internally-developed software costs. During the three months ended March 31, 2019 investing activities primarily consisted of purchases of property and equipment, including leasehold improvements, technology hardware and software to support our business, as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2020 was $0.2 million primarily due to $0.2 million of net repayments under our right-of-use finance lease liabilities.

Cash used in financing activities for the three months ended March 31, 2019 was $0.4 million. This was primarily due to $0.3 million of net repayments under our right-of-use finance lease liabilities and $0.1 million in employee taxes paid for withheld shares upon the settlement of equity awards, partially offset by $0.1 million of proceeds from net contributions to the 2013 ESPP.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2020 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2019 filed with the SEC on March 23, 2020, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of March 31, 2020, other than subleases, as described in the Notes to the unaudited condensed consolidated financial statements, and the irrevocable letters of credit described in the “Liquidity and Capital Resources” section above.

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

We believe the estimates, assumptions and judgments involved in revenue recognition, accounting for income taxes, reserving for doubtful accounts receivable and impairment assessments of our long-lived assets have the greatest potential impact on our unaudited condensed consolidated financial statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.

The World Health Organization declared in March 2020 that the recent outbreak of the novel coronavirus causing the disease named COVID-19 constitutes a pandemic. We have undertaken measures to protect our employees and customers. There can be no assurance that these measures will be effective, however, or that we can adopt them without adversely affecting our business operations. In addition, the COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our platform and harm our business and results of operations. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

There have been no material changes to our critical accounting policies and significant judgments and estimates, except that we no longer have goodwill or intangible assets requiring assessment of impairment, as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year 2019 filed with the SEC on March 23, 2020, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of March 31, 2020 we had cash and cash equivalents of $8.6 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2020, we had an aggregate of $0.4 million in finance lease liabilities outstanding. These right-of-use finance lease obligations carry fixed interest rates that range from 5.2% to 7.9%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding right-of-use finance lease obligations. Changes in interest rates would, however, affect operating results and cash flows because of the variable rate nature of our obligations. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of March 31, 2020, would result in an insignificant impact to interest expense for the three months ended March 31, 2020.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 24% and 25%, respectively, for the three months ended March 31, 2020 and 2019. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency losses included in determining net loss were $0.1 million and less than $0.1 million, respectively, for the three months ended March 31, 2020 and 2019. Transaction gains and losses are included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31,2020.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, results of operations, cash flows, financial condition and the trading price of our common stock.

Risks Related to Our Business

The ongoing outbreak of the novel coronavirus (COVID-19) around the word could adversely impact our business and operating results.

A novel strain of coronavirus causing the disease COVID-19 emerged in China in December 2019 and began to spread globally, including to the United States, in early 2020. The World Health Organization has declared COVID-19 to be a pandemic. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.

We cannot predict the extent to which the COVID-19 outbreak will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. In geographies in which we or our customers operate, health concerns as well as political or governmental developments in response to COVID-19 could result in economic, social or labor instability or prolonged contractions in the industries in which our customers operate, slow our sales process, result in customers not purchasing or renewing subscriptions to our platform or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. Because our platform is offered as a subscription-based service, the effect of the outbreak may not be fully reflected in our operating results until future periods, if at all.

It is difficult to predict our future operating results.

Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. Specifically, the COVID-19 pandemic has spread globally and is significantly impacting worldwide economic activity. COVID-19 could result in one or more of the following conditions that could affect us and our customers:

•	increased risk in collectability of accounts receivable;
•	reduced staff productivity due to working at home for extended periods;
•	lost staff productivity due to illness and/or illness in the family;
•	increased customer losses/churn; increased challenges in acquiring new customers;
•	extreme currency exchange-rate fluctuations;
•	and challenges with Internet infrastructure due to high loads.

The duration and scope of the pandemic is highly uncertain. We continue to monitor the effect that the COVID-19 outbreak may have, and while it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19, and the measures taken by the governments of countries affected, will likely have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $12.4 million during 2019, and a net loss of $4.0 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $281.1 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Our revenues have decreased in recent periods, declining from $13.4 million for the three months ended March 31, 2019 to $8.7 for the three months ended March 31, 2020 and from $58.6 million in 2018 to $49.0 million in 2019. We do not expect to be profitable in 2020 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flows, and we will need to reduce operating expenses, sell additional securities, sell assets or borrow additional funds to continue as a going concern.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives and other business activities. We anticipate that increasing our market share for our current services through sales and marketing efforts, continuing development of new platform features and delivering efficient service to customers will require additional capital and expenditures and will be made more challenging given the effects of the COVID-19 pandemic. If we continue to burn cash without a corresponding increase to revenue, we will need to reduce operating expenses through successful cost-cutting measures or seek to sell additional securities, sell assets or borrow additional funds to continue as a going concern. There is no guarantee that we will be able to successfully reduce our operating expenses through successful cost–cutting measures. Further, there is no guarantee that we will be able to issue additional securities or sell assets in future periods or borrow additional funds on commercially reasonable terms, or at all, in order to meet our cash needs. Our ability to raise additional financing is subject to a number of uncertainties, including but not limited to, the market demand for our stock, our financial performance and outlook, the market demand for products and services, negative economic developments, the economic effects of the COVID-19 pandemic and adverse market conditions. Accordingly, we plan to reduce expenses in 2020 by approximately 30%, which will be achieved through operating and other cost savings, including a reduction in personnel costs. Our ability to continue concern is dependent upon our ability to successfully implement the plans described above.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, continue the deployment of MarinOne, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, such as through our equity distribution agreement with JMP Securities LLC, or JMP Securities, which provides for the potential issuance and sale of common stock with an aggregate offering price of up to $13.0 million through an “at-the-market” offering, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For the year ended December 31, 2019, we sold 658 thousand shares of our common stock under the equity distribution agreement and received proceeds of $1.6 million, net of offering costs of $0.2 million, at a weighted-average sales price of $2.82. However, accessing liquidity through the “at-the-market” offering has been challenging for a number of factors, including market conditions and the price of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired. In May 2020, we entered into a loan agreement with Harvest Small Business Finance, LLC as the lender for a loan in an aggregate principal amount of $3.3 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

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

The COVID-19 global pandemic could cause many of our customers to reduce their purchases of our products or to reduce the amount of digital advertising spend that they manage using our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The recent global outbreak of COVID-19 has disrupted economic markets and the full economic impact, duration and spread of COVID-19 is uncertain at this time and difficult to predict considering the rapidly evolving landscape. As a result, it is not possible to ascertain the overall impact of COVID-19 on our business. Since mid-March 2020, some of our customers have reduced the amount of digital advertising spend that they manage using our products, which has had an adverse effect on the Company’s results of operations, and some of our customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Also, since mid-March 2020, most of our employees have not been able to work from our offices and have been working from home, which could cause some disruption or delays in our business activities, including our product development efforts. If the COVID-19 global pandemic continues for an extended period of time or evolves into a more severe worldwide health crisis it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We operate in a rapidly developing and changing industry, which makes it difficult to evaluate our current business and future prospects.

We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including challenges in forecasting accuracy, hiring and retaining qualified employees, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, effectively integrating acquired products, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments, making improvements to our existing products and developing new solutions. Additionally, the effects of the COVID-19 pandemic have made these challenges more pronounced. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. In addition, from time to time, we may need to make additional investments in product development to address market demands, which may increase our overall expenses and reduce our ability to achieve profitability. If we fail to implement these changes in a timely manner or are unable to implement them due to factors beyond our control, our business may suffer, our revenue may decline and we may not be able to achieve growth or profitability. We cannot be assured that we will be successful in addressing these and other challenges we may face in the future.

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

We currently depend on relationships with various publishers, including Amazon, Apple, Baidu, Bing, Facebook, Google, Instagram, Pinterest, Twitter, Verizon Media and Yahoo!. Our subscription services interface with these publishers’ platforms through APIs, such as the Google API or Facebook API. We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs, particularly the Google API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”). Under the Google Revenue Share Agreement, we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the three months ended March 31, 2020 we realized revenues of $2.3 million and for 2019 we realized revenues of $12.2 million from the Google Revenue Share Agreement. The Google Revenue Share Agreement has a three-year term and is scheduled to terminate on September 30, 2021. Our results of operations would be adversely affected if the Google Revenue Share Agreement is terminated, either upon its scheduled termination or otherwise, or adversely modified.

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

Our future growth will also depend, in part, on our ability to enter-into and retain successful strategic relationships with third-parties. For example, we are seeking to establish relationships with third parties to develop integrations with complementary technology and content. These relationships may not result in additional customers or enable us to generate significant revenues. For example, we entered into the Google Revenue Share Agreement where we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Identifying partners and negotiating and documenting relationships with them require significant time and resources. Our contracts for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer.

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

•	channel-specific competitors, such as Kenshoo Ltd. and Smartly.io, may devote greater resources to the development, promotion and sale of their channel-specific products and services than we can;
•	companies may enter our market by expanding their platforms or acquiring a competitor; and
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

We have incurred indebtedness, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our needs.

In April 2020, we entered into an original loan agreement with Harvest Small Business Finance, LLC as the lender for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The Loan was originally evidenced by a note dated effective as of April 22, 2020, but such note was replaced by a note with substantially the same terms, but with an updated effective date of May 5, 2020 to account for a delay in disbursement of funds. The Loan matures two years from the date of first disbursement of the Loan, which occurred on May 7, 2020. The Loan bears interest at a rate of 1% per annum, with all payments deferred through the six-month anniversary of the date of the note evidencing the Loan (the “Note”). Principal and interest are payable monthly commencing on the first day of the next month after the expiration of the initial six-month deferment period and may be prepaid by us at any time prior to maturity without penalty. We may apply to the Lender for forgiveness of amounts due under the Loan, with the amount of potential loan forgiveness to be calculated in accordance with the requirements of the PPP based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-week period beginning on the date of first disbursement of the Loan.  The Note specifies various potential defaults, upon the occurrence of which, at the Lender’s option, amounts outstanding under the Note would become immediately due and payable.  Any required repayment of our existing indebtedness as a result of a default would reduce our cash on hand such that we would not have those funds available for use in our business, which could have a material adverse effect on our business, operating results and financial condition.

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

Historically, a significant portion of field sales and professional services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers.

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

The amount of infrastructure needed to support our customers is based on our estimates of anticipated usage. If we were to experience unforeseen increases in usage, we could be required to increase our infrastructure investments resulting in increased costs or reduced gross margins, and if we do not accurately predict our infrastructure capacity requirements, our customers could experience service outages that may subject us to financial penalties and liabilities and result in customer losses. If our hosting infrastructure capacity fails to keep pace with sales, customers may experience service interruptions or slower system performance, which could harm our reputation and adversely affect our revenue growth. As customers use our software platform for more complicated tasks, we will need to devote resources to improve our application architecture and our infrastructure in order to maintain the performance of our software platform. We may need to incur additional costs to upgrade or expand our computer systems and architecture if our systems cannot handle current or higher volumes of usage. In addition, increasing our systems and infrastructure in advance of new customers would cause us to have increased cost of revenues, which can adversely affect our gross margins until we increase revenues that are spread over the increased costs.

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

Our customers depend on our support organization to resolve any technical issues relating to our solutions. However, due to the COVID-19 pandemic, most of our employees worldwide are currently working remotely, including our customer support organization. In addition, our sales process is highly dependent on the quality of our solutions, our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers, and harm our business, operating results and financial condition.

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Chinese Yuan, Euros, Japanese Yen and Singaporean Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. In addition, the continued uncertainty around the full impact of Brexit and the exact trade arrangements upon exit has adversely impacted global markets, including currencies, and resulted in a decline and volatility in the value of the British Pound Sterling and the Euro, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates and global financial markets is expected to continue due to a number of factors, including uncertainty surrounding Brexit trade arrangements and the recent political and economic uncertainty globally. If the U.S. Dollar continues to strengthen relative to foreign currencies as it has been since the second quarter of 2018, our non-U.S. revenues would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of U.S. and foreign currency-denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Historically, economic downturns have resulted in overall reductions in advertising spend. If economic conditions deteriorate or the rise of geopolitical instability and military hostilities or global health emergencies and pandemics such as COVID-19 causes economic uncertainty, our customers and potential customers may elect to decrease their advertising budgets or defer or reconsider software and service purchases, which would limit our ability to grow our business and negatively affect our operating results.

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

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from or through the activities of visitors could be collected, processed or stored. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. For example, the California Consumer Privacy Act, or the CCPA, took effect January 1, 2020, which provides new data privacy rights for consumers and new disclosure and operational requirements for companies. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The burdens imposed by the GDPR and CCPA, and changes to existing laws or new laws regulating the solicitation, collection or processing of personal and consumer information, truth-in-advertising and consumer protection could affect our customers’ utilization of digital advertising and marketing, potentially reducing demand for our subscription services, or impose restrictions that make it more difficult or expensive for us to provide our services.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	the impact of, including but not limited to, the market volatility and economic disruption caused by, COVID-19 or any other worldwide pandemic;
•	the level of advertising spend managed through our platform for a particular quarter;
•	fluctuations in the contractual rates of our strategic agreements with publishers;
•	customer renewal rates, and the pricing and usage of our platform in any renewal term;
•	demand for our platform and the size and timing of our sales;
•	customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;
•	any termination or adverse changes in the Google Revenue Share Agreement, or any changes in any other current or future strategic agreements with publishers;
•	delays in projects to upgrade our own software platform infrastructure and any resulting delays in releasing new features;
•	network outages, platform downtime, software bugs or security breaches and any associated credits, warranty claims or other expenses;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;

•	market acceptance of our current and future solutions;
•	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;
•	budgeting cycles of our customers;
•	our potentially lengthy sales cycle;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of infrastructure costs and operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	hiring or separation of employees or restructuring of our teams or personnel;
•	foreign currency exchange rate fluctuations; and
•	general economic and political conditions in our domestic and international markets.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the “Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

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

We may be required to record a significant charge to earnings if our amortizable long-lived assets become impaired.

We are required under GAAP to review our amortizable long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. In the future we may be required to record a significant charge to earnings in our consolidated financial statements for the period in which any impairment of our long-lived or amortizable intangible assets is determined. This could adversely impact our results of operations and harm our business.

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

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. If a company’s shares trade for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. As of April 30, 2020, the closing price of our common stock on Nasdaq was $1.81. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. If Nasdaq delists our securities for trading on the Nasdaq, we could face significant adverse consequences, including:

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to March 31, 2020) has been volatile. From January 1, 2018 through March 31, 2020, the closing sales price of our common stock on the New York Stock Exchange (from January 1, 2018 through June 19, 2018), and The Nasdaq Global Market (from June 20, 2018 to March 31, 2020) ranged from $0.87 to $11.20 per share. Factors affecting the market price of our common stock include:

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

If we sell additional shares of our common stock, or securities convertible into our common stock in the future, the percentage ownership of our stockholders will be diluted.

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

On March 14, 2019, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on May 10, 2019. Pursuant to an equity distribution agreement between us and JMP Securities, common stock with an aggregate offering price of up to $13.0 million may be issued and sold pursuant to an “at-the-market” offering for sales of our common stock. Subject to certain limitations in the equity distribution agreement and compliance with applicable law, we have the discretion to deliver a sales notice to JMP at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JMP pursuant to the terms of the sales agreement. The number of shares that are sold by JMP after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JMP. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. As of the date hereof, 658,000 shares of our common stock have been sold pursuant to the equity distribution agreement, for net proceeds of $1.6 million. As of March 31, 2020, we had common stock with an aggregate offering price of up to $11.1 million available for issuance under the equity distribution agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1	Note with Harvest Small Business dated May 4, 2020				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

MARIN SOFTWARE INCORPORATED

Dated: May 12, 2020	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2020	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)