Form 10-Q
period 2020-06-30
MARIN SOFTWARE INC
filed 2020-08-11
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of Aug 4, 2020, the registrant had 6,963,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At June 30,	At December 31,
	2020	2019*
Assets
Current assets:
Cash and cash equivalents	$10,798	$11,134
Restricted cash	972	971
Accounts receivable, net	6,000	8,939
Prepaid expenses and other current assets	2,681	3,522
Total current assets	20,451	24,566
Property and equipment, net	6,506	8,524
Right-of-use assets, operating leases	10,838	7,705
Intangible assets, net	—	95
Other non-current assets	928	1,403
Total assets	$38,723	$42,293
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,154	$1,679
Accrued expenses and other current liabilities	6,935	9,010
Note payable, current	1,292	—
Operating lease liabilities	6,813	3,786
Total current liabilities	16,194	14,475
Note payable, net of current	2,028	—
Operating lease liabilities, non-current	5,065	5,181
Other long-term liabilities	864	1,577
Total liabilities	24,151	21,233
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value - 142,857 shares authorized, 6,959 and 6,810 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	300,139	299,263
Accumulated deficit	(284,564)	(277,112)
Accumulated other comprehensive loss	(1,010)	(1,098)
Total stockholders’ equity	14,572	21,060
Total liabilities and stockholders’ equity	$38,723	$42,293

*	Derived from the Company’s audited consolidated financial statements as of December 31, 2019.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net	$7,275	$12,476	$15,935	$25,924
Cost of revenues	4,585	5,929	9,930	11,740
Gross profit	2,690	6,547	6,005	14,184
Operating expenses
Sales and marketing	1,880	4,087	4,192	8,721
Research and development	3,338	4,660	6,775	9,555
General and administrative	2,011	2,277	3,992	5,498
Total operating expenses	7,229	11,024	14,959	23,774
Loss from operations	(4,539)	(4,477)	(8,954)	(9,590)
Other income, net	537	532	1,006	1,072
Loss before provision for income taxes	(4,002)	(3,945)	(7,948)	(8,518)
(Benefit from) provision for income taxes	(521)	58	(496)	91
Net loss	(3,481)	(4,003)	(7,452)	(8,609)
Foreign currency translation adjustments	5	76	88	5
Comprehensive loss	$(3,476)	$(3,927)	$(7,364)	$(8,604)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(0.50)	$(0.65)	$(1.09)	$(1.42)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	6,912	6,201	6,866	6,074
Stock-based compensation expense is allocated as follows (Note 8):
Cost of revenues	$129	$142	$223	$267
Sales and marketing	149	205	259	385
Research and development	217	269	384	550
General and administrative	72	146	147	245
Amortization of intangible assets is allocated as follows:
Cost of revenues	$—	$234	$47	$468
Sales and marketing	—	—	—	64
Research and development	—	234	48	468
Restructuring related expenses are allocated as follows (Note 5):
Cost of revenues	$—	$—	$(7)	$6
Sales and marketing	—	66	50	223

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at March 31, 2020	6,830	$7	$299,689	$(281,083)	$(1,015)	$17,598
Issuance of common stock from vesting of restricted stock units (Note 7)	118	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(131)	—	—	(131)
Issuance of common stock under employee stock purchase plan	11	—	14	—	—	14
Stock-based compensation expense	—	—	567	—	—	567
Net loss	—	—	—	(3,481)	—	(3,481)
Foreign currency translation adjustments	—	—	—	—	5	5
Balances at June 30, 2020	6,959	$7	$300,139	$(284,564)	$(1,010)	$14,572

	Three Months Ended June 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at March 31, 2019	5,954	$6	$295,745	$(269,319)	$(1,109)	$25,323
Issuance of common stock through equity distribution agreement, net of offering costs of $203	570	1	$1,503	—	—	1,504
Issuance of common stock from vesting of restricted stock units (Note 7)	57	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(195)	—	—	(195)
Issuance of common stock under employee stock purchase plan	42	—	88	—	—	88
Stock-based compensation expense	—	—	762	—	—	762
Net loss	—	—	—	(4,003)	—	(4,003)
Foreign currency translation adjustments	—	—	—	—	76	76
Balances at June 30, 2019	6,623	$7	$297,903	$(273,322)	$(1,033)	$23,555

	Six Months Ended June 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2019	6,810	$7	$299,263	$(277,112)	$(1,098)	$21,060
Issuance of common stock from vesting of restricted stock units (Note 7)	138	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(151)	—	—	(151)
Issuance of common stock under employee stock purchase plan	11	—	14	—	—	14
Stock-based compensation expense	—	—	1,013	—	—	1,013
Net loss	—	—	—	(7,452)	—	(7,452)
Foreign currency translation adjustments	—	—	—	—	88	88
Balances at June 30, 2020	6,959	$7	$300,139	$(284,564)	$(1,010)	$14,572

	Six Months Ended June 30, 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2018	5,938	$6	$295,116	$(264,713)	$(1,038)	$29,371
Issuance of common stock through equity distribution agreement, net of offering costs of $203	570	1	$1,503	—	—	1,504
Issuance of common stock from vesting of restricted stock units (Note 7)	73	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(251)	—	—	(251)
Issuance of common stock under employee stock purchase plan	42	—	88	—	—	88
Stock-based compensation expense	—	—	1,447	—	—	1,447
Net loss	—	—	—	(8,609)	—	(8,609)
Foreign currency translation adjustments	—	—	—	—	5	5
Balances at June 30, 2019	6,623	$7	$297,903	$(273,322)	$(1,033)	$23,555

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(7,452)	$(8,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,295	981
Amortization of internally developed software	1,682	1,705
Amortization of intangible assets	95	1,000
Loss on disposals of property and equipment and right-of-use assets	1	14
Amortization of deferred costs to obtain and fulfill contracts	493	881
Interest expense	5	—
Unrealized foreign currency losses (gains)	11	(15)
Stock-based compensation expense related to equity awards	1,013	1,447
Provision for bad debts	(146)	(177)
Net change in operating leases	(220)	(234)
Changes in operating assets and liabilities:
Accounts receivable	3,113	3,103
Prepaid expenses and other assets	831	485
Accounts payable	(520)	(777)
Accrued expenses and other liabilities	(2,327)	(217)
Net cash used in operating activities	(2,126)	(413)
Investing activities
Purchases of property and equipment	(2)	(86)
Capitalization of internally developed software	(958)	(870)
Net cash used in investing activities	(960)	(956)
Financing activities
Proceeds from note payable	3,320	—
Proceeds from issuance of common shares through equity distribution agreement, net of offering costs of $203	—	1,504
Payment of principal on finance lease liabilities	(376)	(682)
Employee taxes paid for withheld shares upon equity award settlement	(200)	(190)
Proceeds from employee stock purchase plan, net	9	80
Net cash provided by financing activities	2,753	712
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(2)	11
Net decrease in cash and cash equivalents and restricted cash	(335)	(646)
Cash and cash equivalents and restricted cash
Beginning of period	12,105	11,503
End of period	$11,770	$10,857
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock under employee stock purchase plan	$14	$88

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

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006, and management expects such losses to continue for at least the next several quarters. The Company incurred a net loss of $7,452 for the six months ended June 30, 2020 and a net loss of $12,408 for the year ended December 31, 2019. As of June 30, 2020, the Company had an accumulated deficit of $284,564. The Company had cash, cash equivalents and restricted cash of $11,770 as of June 30, 2020. Management expects to incur additional losses and experience negative operating cash flows in the future. The Company’s ability to achieve its business objectives and to continue to meet its obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including market conditions and the ongoing effects of the novel coronavirus (COVID-19) pandemic. The recent global outbreak of COVID-19 has disrupted economic markets and the full economic impact, duration and spread of the COVID-19 is uncertain at this time and difficult to predict considering the rapidly evolving landscape. Since mid-March 2020, some of the Company’s customers have reduced the amount of digital advertising spend that they manage using the Company’s products, which has had an adverse effect on the Company’s results of operations, and some of the Company’s customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Although the Company is pursuing additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. In July 2020, the Company commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce its operating expenses and address the impact of the COVID-19 pandemic on its business (the “2020 Restructuring Plan”). The 2020 Restructuring Plan is expected to result in the reduction of our global workforce by approximately 60 employees, approximately half of which are located outside of the United States. The Company’s ability to continue as a going concern depends upon its ability to reduce its expenses and manage its cash flows, including successfully implementing the 2020 Restructuring Plan and to improve customer retention rates and increase new bookings.

In May 2020, the Company entered into a loan agreement with Harvest Small Business Finance, LLC as the lender (“Lender”) for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and implemented by the U.S. Small Business Administration (the “SBA”). The Company expects to apply to the Lender for forgiveness of approximately $2,800 due under the Loan, but no assurances can be provided as to the amount or timing of any potential Loan forgiveness.

In March 2019, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on May 10, 2019, under which it may offer a variety of equity and debt securities, with an aggregate offering price of up to $50,000. As part of that shelf registration, the Company entered into an equity distribution agreement with JMP Securities LLC, or JMP Securities under which it may sell shares of its common stock up to a gross aggregate offering price of $13,000 (Note 6). For the three and six months ended June 30, 2020, no shares were sold under the agreement. For the three and six months ended June 30, 2019, the Company sold 570 shares of its common stock under this agreement for net proceeds of $1,504. The total amount of cash that may be generated under this equity distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of the Company’s common stock.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for other interim periods or future years.

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

The World Health Organization declared in March 2020 that the recent outbreak of the coronavirus disease named COVID-19 constitutes a pandemic. The Company has undertaken measures to protect its employees and customers. There can be no assurance that these measures will be effective, however, or that the Company can adopt them without adversely affecting its business operations. In addition, the COVID-19 pandemic has created and continues to create significant uncertainty in global financial markets, which may decrease technology spending, has depressed and may continue to depress demand for the Company’s platform and has harmed and may continue to harm the Company’s business and results of operations. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may impact the Company’s financial condition, liquidity, or results of operations is uncertain. The Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

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

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio based on historical experience, specific allowances for known troubled accounts and other available information. The Company does not require collateral from its customers, and it performs a regular review of its customers’ payment histories and associated credit risks. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers in addition to the agency itself. As of June 30, 2020 and December 31, 2019, the Company recorded an allowance for doubtful accounts of $1,276 and $1,559, respectively.

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of June 30, 2020, and December 31, 2019, the Company recorded an allowance for potential customer credits in the amount of $441 and $319, respectively.

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

Recent Accounting Pronouncements Adopted in 2020

In August 2018, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update, (“ASU”) 2018-13, Fair Value Measurement (Topic 820), which is designed to improve the effectiveness of disclosures related to fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020, which did not have a material impact on its consolidated financial statements.

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020 were as follows:

Subscription Services Revenues
2020 (remaining six months)	$1,722
2021	1,082
2022	96
Total	$2,900

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

The majority of the Company’s strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”). Under the Google Revenue Share Agreement, which constitutes a single performance obligation, the Company receives both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform. The Google Revenue Share Agreement requires the Company to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. The performance obligation is expected to be satisfied ratably over the two-year contractual term using the output method based upon the passage of time, as Google simultaneously receives and consumes the benefit from the Company’s performance, which provides a faithful depiction of the pattern of transfer of control. The Google Revenue Share Agreement has a three-year term; however, until March 2020, when the Company and Google executed the first amendment to the original agreement (the “First Amendment”), Google could terminate the Google Revenue Share Agreement after two years, with no penalty if the Company did not meet certain financial metrics. Accordingly, the Company accounted for the Google Revenue Share Agreement as a two-year agreement with one optional renewal year. The revenue impact of the third year has been accounted for prospectively beginning in March 2020.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement using the expected value method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognized revenues from the Google Revenue Share Agreement of $2,283 and $3,041, respectively, for the three months ended June 30, 2020 and 2019 and $4,566 and $5,962, respectively, for the six months ended June 30, 2020 and 2019. As of June 30, 2020, the Company expects to recognize revenues totaling approximately $4,566 for the remaining six months of 2020, and $9,132 for the year ending December 31, 2020, related to remaining performance obligations under the Google Revenue Share Agreement.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States of America	$5,527	$9,292	$12,082	$19,333
United Kingdom	904	1,483	1,904	3,028
Other (1)	844	1,701	1,949	3,563
Total revenues, net	$7,275	$12,476	$15,935	$25,924

(1)	No individual country within the “Other” category accounted for 10% or more of revenues, net for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Subscriptions	$4,938	$9,427	$11,271	$19,853
Strategic agreements	2,337	3,049	4,664	6,071
Total revenues, net	$7,275	$12,476	$15,935	$25,924

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of June 30, 2020 and December 31, 2019 are presented in the accompanying condensed consolidated balance sheets. Included in the balance of accounts receivable, net as of June 30, 2020 and December 31, 2019 was $2,300 and $3,101, respectively, related to the Google Revenue Share Agreement, which represented 38% and 35%, respectively, of accounts receivable, net.

Customer Advances

In certain situations, the Company receives cash payments from customers in advance of its performance of the underlying services. These advances from customers are included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

Under the terms of service of the Company’s former Perfect Audience business, which was divested in November 2019, individual customer advances that were not used by the customer for a period of 180 days become the property of the Company. The Company recognized advances from customers that had remained outstanding for this period of time as breakage revenues at the time the Company has received full consideration and has no remaining obligations to the customer. The Company recognized breakage revenues of $0 and $95 for the three months ended June 30, 2020 and 2019, respectively, and $0 and $154 for the six months ended June 30, 2020 and 2019, respectively.

Deferred Strategic Agreement Revenues

Due to the timing of revenue recognition under the Google Revenue Share Agreement, the contractual billings exceed revenue recognized to date, resulting in a contract liability. As of June 30, 2020 and December 31, 2019, the Company recorded deferred strategic agreement revenues of $2,216 and $2,182, respectively, within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

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

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the six months ended June 30, 2020 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2019	$779	$281
Costs deferred	70	81
Amortization	(359)	(134)
Balances at June 30, 2020	$490	$228

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		June 30,	December 31,
	Estimated Useful Life	2020	2019
Software, including internally developed software	3 years	$28,932	$27,974
Computer equipment	3 to 4 years	22,198	22,424
Finance lease ROU assets	Shorter of useful life or lease term	5,067	5,067
Leasehold improvements	Shorter of useful life or lease term	4,604	4,631
Office equipment, furniture and fixtures	3 to 5 years	1,966	1,986
Total property and equipment		62,767	62,082
Less: Accumulated depreciation and amortization		(56,261)	(53,558)
Property and equipment, net		$6,506	$8,524

Finance lease ROU assets consist of computer equipment. Amortization of internally developed software and depreciation for the six months ended June 30, 2020 and 2019 was $2,977 and $2,686, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	June 30,	December 31,
	2020	2019
Accrued salary and payroll-related expenses	$1,562	$3,204
Deferred strategic agreement revenues	2,216	2,182
Accrued liabilities	734	1,165
Income taxes payable	430	480
Finance lease liabilities	237	601
Advanced billings	351	376
Sales and use tax payable	—	9
Other	1,405	993
Total accrued expenses and other current liabilities	$6,935	$9,010

4. Borrowing

On April 23, 2020, the Company, entered into an original loan agreement with the Lender for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the PPP under the CARES Act and implemented by the SBA. The Loan was originally evidenced by a Note dated effective as of April 22, 2020, but such Note was replaced by a Note with substantially the same terms, but with an updated effective date of May 5, 2020 to account for a delay in disbursement of funds. The Loan matures two years from the date of first disbursement of the Loan, which occurred on May 7, 2020. The Company received the loan proceeds on May 12, 2020. The Loan bears interest at a rate of 1% per annum, with all payments deferred through the six-month anniversary of the date of the Note. Principal and interest are payable monthly commencing on the first day of the next month after the expiration of the initial six-month deferment period and may be prepaid by the Company at any time prior to maturity without penalty. The Company may apply to Lender for forgiveness of amounts due under the Loan, with the amount of potential Loan forgiveness to be calculated in accordance with the requirements of the PPP based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-week period beginning on the date of first disbursement of the Loan. The Company expects to apply to the Lender for forgiveness of approximately $2,800 due under the Loan, but no assurances can be provided as to the amount or timing of any potential Loan forgiveness.

5. Restructuring Activities

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

2018 Restructuring Plan

In January 2018, the Company initiated an organizational restructuring plan (the “2018 Restructuring Plan”) designed to reduce operating expenses in response to declines in revenues. The 2018 Restructuring Plan included a headcount reduction of approximately 13% of the Company’s workforce, the closure of certain leased facilities and the consolidation of space in the Company’s San Francisco headquarters. Actions pursuant to the 2018 Restructuring Plan were substantially complete as of June 30, 2019, and no further costs associated with this plan are expected. The Company initiated certain other organizational restructuring plans during 2018 that also aimed to reduce operating expenses and primarily consisted of further headcount reductions.

For the three and six months ended June 30, 2020, the Company recorded $0 and $43, respectively of restructuring-related expenses in connection with the 2019 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss. For the three and six months ended June 30, 2019, the Company recorded $66 and $229, respectively of restructuring-related expenses in connection with the 2018 Restructuring Plan, as well as other organizational restructuring plans, in the accompanying condensed consolidated statements of comprehensive loss.

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

No shares were sold under this equity distribution agreement for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, the Company sold 570 shares of its common stock under this equity distribution agreement and received proceeds of $1,504, net of offering costs of $203, at a weighted average sales price of $3.00 per share. The amount of any future proceeds that may be realized from this equity distribution agreement depends on a variety of factors, including market conditions and the price of the Company’s common stock. As of June 30, 2020, the Company had common stock with an aggregate offering price of up to $11,147 available for issuance under the equity distribution agreement.

7. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013 the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 341 shares of common stock on January 1, 2020. As of June 30, 2020, 1,228 shares of common stock were available for future grants under the 2013 Plan.

Stock Options

A summary of stock option activity under the 2006 Plan and 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2019	500	$23.38	5.77	$—
Options forfeited and cancelled	(65)	13.29	—	—
Balances at June 30, 2020	435	24.89	6.08	—
Options exercisable	387	27.38	5.75	—
Options vested	387	27.38	5.75	—
Options vested and expected to vest	427	25.28	6.03	—

RSUs

A summary of RSUs granted and unvested under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2019	1,104	$4.55
RSUs granted	74	1.44
RSUs vested	(138)	5.65
RSUs cancelled and withheld to cover taxes	(177)	5.20
Granted and unvested at June 30, 2020	863	$3.98

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 68 shares on January 1, 2020. As of June 30, 2020, 195 shares were reserved for issuance under the 2013 ESPP. During the three and six months ended June 30, 2020 and 2019, 11 and 42, respectively shares were issued under the 2013 ESPP.

8. Stock-Based Compensation

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period. The Company recorded stock-based compensation expense of $567 and $762 for the three months ended June 30, 2020 and 2019, respectively, and $1,013 and $1,447 for the six months ended June 30, 2020 and 2019, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. There were no stock options granted during the three and six months ended June 30, 2020.

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

There were no exercises of stock options during the three and six months ended June 30, 2020 and 2019.

Compensation expense, net of estimated forfeitures, is recognized ratably over the requisite service period. As of June 30, 2020, there was $117 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

RSUs

As of June 30, 2020, there was $2,584 of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.2 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments, on a collateralized basis over a similar term and in a similar economic environment. As of June 30, 2020, the weighted-average rate used in discounting the lease liabilities for ROU operating and finance leases was 6.4% and 6.0%, respectively. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet, while current finance lease liabilities are included in accrued expenses and other current liabilities, and non-current finance lease liabilities are included in other long-term liabilities on the condensed consolidated balance sheets.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheet, while ROU assets for finance leases are included within property and equipment, net. For operating leases, the Company recognizes the expense for lease payments on straight-line basis over the lease term. As of June 30, 2020, the weighted-average remaining lease term for ROU operating and finance leases was 1.8 years and 0.3 years, respectively.

As of June 30, 2020, the Company had net operating lease ROU assets of $10,838. Operating lease costs, consisting primarily of rental expense, were approximately $1,829 and $1,930, for the three months ended June 30, 2020 and 2019, respectively, and $3,760 and $3,926, for the six months ended June 30, 2020 and 2019, respectively. Variable rent expense was not significant for the three and six months ended June 30, 2020 and 2019. In January 2020, the Company executed renewal service orders with a third-party data center. In February 2019, the Company executed a new lease agreement for office space in Paris and exited its prior office space shortly thereafter. There were no material costs incurred associated with that exit. As part of the new lease, the Company was required to enter into an irrevocable $109 letter of credit. The cash used to secure the letter of credit has been classified as restricted cash on the accompanying condensed consolidated balance sheet.

At various dates between August 2015 and October 2016, the Company entered into finance lease arrangements with two separate manufacturers for computer equipment. These finance leases are collateralized by the underlying computer equipment. As of June 30, 2020, the Company had net finance lease ROU assets of $336. Finance lease ROU assets are included in property and equipment on the condensed consolidated balance sheets. Interest expense associated with finance leases is included within other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Finance lease costs for the three and six months ended June 30, 2020 consisted of $162 and $332, respectively, in depreciation of the leased assets and $5 and $12, respectively, in interest expense. Finance lease costs for the three and six months ended June 30, 2019 consisted of $184 and $362, respectively, in depreciation of the leased assets and $18 and $42, respectively, in interest expense.

The maturities of operating lease and finance lease liabilities as June 30, 2020 are as follows:

	Operating Leases	Finance Leases
2020 (remaining six months)	$3,749	$229
2021	6,950	11
2022	1,839	—
Total lease payments	12,538	240
Less: Amount representing imputed interest	(660)	(3)
Present value of lease liabilities	11,878	237
Less: Current portion of lease liabilities	(6,813)	(237)
Non-current portion of lease liabilities	$5,065	$—

Supplemental cash flow information related to operating leases was as follows:

Six Months Ended
June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$376
Operating cash flows from finance leases	14
Operating cash flows from operating leases	4,005

ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—
Operating lease liabilities	6,576

The operating lease ROU asset obtained relates to the Las Vegas colocation service orders executed in January 2020, as well as a new Austin office lease executed in January 2020.

Subleases

The Company subleases portions of its San Francisco and Portland office spaces. In August 2018, the Company entered into agreements to (a) extend its existing sublease for a portion of its San Francisco office space through July 2022, and (b) sublease an additional 14,380 square feet of its San Francisco office space to an unrelated third party through July 2020. The Company’s sublease for its Portland office space was with an unrelated third party and expired in May 2020. Income from these sublease agreements is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income was $558 and $570 for the three months ended June 30, 2020 and 2019, respectively, and $1,128 and $1,140 for the six months ended June 30, 2020 and 2019, respectively.

Future minimum amounts due under subleases as of June 30, 2020 were as follows:

Operating Sublease Income
2020 (remaining six months)	$627
2021	1,105
2022	616
Total amounts due under subleases	$2,348

10. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

Income tax benefit for the three and six months ended June 30, 2020 was $521 and $496, respectively, on pre-tax losses of $4,002 and $7,948, respectively. As of June 30, 2020, the income tax rate varies from the federal income tax rate primarily due to a partial release of foreign uncertain tax positions, valuation allowances in the United States and taxable income generated by the Company’s foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three and six months ended June 30, 2020 and 2019, the Company did not recognize any material interest or penalties related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss available to common stockholders	$(3,481)	$(4,003)	$(7,452)	$(8,609)
Denominator:
Weighted average number of shares, basic and diluted	6,912	6,201	6,866	6,074
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.50)	$(0.65)	$(1.09)	$(1.42)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2020	2019
Options to purchase common stock	435	553
Unvested RSUs	863	1,152
Total	1,298	1,705

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

13. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of June 30, 2020, no material amounts are recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of June 30, 2020 and the audited consolidated balance sheet as of December 31, 2019.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of June 30, 2020 and December 31, 2019.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14. Subsequent Event

On July 15, 2020, the Company commenced the implementation of a restructuring and reduction in force plan to reduce the Company’s operating costs and address the impact of the COVID-19 pandemic (the “2020 Restructuring Plan”), which is expected to result in the reduction of the Company’s global workforce by approximately 60 employees, approximately half of which are located outside of the United States. The Company expects to substantially complete the Restructuring Plan by the end of the quarter ending September 30, 2020.

The Company estimates that it will incur approximately $1,500 to $2,000 of cash expenditures in connection with the Restructuring Plan, substantially all of which relates to severance costs. The Company expects to recognize the majority of the pre-tax restructuring charges by the end of the quarter ending September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2019, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”), on March 23, 2020. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

In December 2019, the novel coronavirus causing the disease COVID-19 was reported in China and in March 2020 the World Health Organization declared it a pandemic. We believe that the COVID-19 pandemic has had an adverse impact on many of our customers and their businesses and their spending on digital advertising and has had an adverse impact on our recent results of operations and is likely to continue to affect our future results of operations. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our customers and our sales cycles, and impact on our employees, all of which are uncertain and cannot be predicted. At this time, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain. Since mid-March 2020, some of our customers have reduced the amount of digital advertising spend that they manage using our product which has had an adverse effect on our results of operations and some of our customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Also, since mid-March 2020 most of our employees have not been able to work from our offices and have been working from home, which could cause some disruptions or delays in our business activities, including our product development efforts.

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

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside the United States represented 24% and 26% of total revenues for the three months ended June 30, 2020 and 2019, respectively, and 24% and 25% of total revenues, for the six months ended June 30, 2020 and 2019, respectively.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$7,275	100%	$12,476	100%	$15,935	100%	$25,924	100%
Cost of revenues (1) (2) (3)	4,585	63	5,929	48	9,930	62	11,740	45
Gross profit	2,690	37	6,547	52	6,005	38	14,184	55
Operating expenses
Sales and marketing (1) (2) (3)	1,880	26	4,087	33	4,192	26	8,721	34
Research and development (1) (2)	3,338	46	4,660	37	6,775	43	9,555	37
General and administrative (1)	2,011	28	2,277	18	3,992	25	5,498	21
Total operating expenses	7,229	99	11,024	88	14,959	94	23,774	92
Loss from operations	(4,539)	(62)	(4,477)	(36)	(8,954)	(56)	(9,590)	(37)
Other income, net	537	7	532	4	1,006	6	1,072	4
Loss before provision for income taxes	(4,002)	(55)	(3,945)	(32)	(7,948)	(50)	(8,518)	(33)
(Benefit from) provision for income taxes	(521)	(7)	58	—	(496)	(3)	91	—
Net loss	$(3,481)	(48)%	$(4,003)	(32)%	$(7,452)	(47)%	$(8,609)	(33)%

(1)	Stock-based compensation expense included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenues	$129	$142	$223	$267
Sales and marketing	149	205	259	385
Research and development	217	269	384	550
General and administrative	72	146	147	245

(2)	Amortization of intangible assets included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenues	—	$234	$47	$468
Sales and marketing	—	—	—	64
Research and development	—	234	48	468

(3)	Restructuring related expenses included in the unaudited condensed consolidated statements of operations data above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenues	$—	—	$(7)	$6
Sales and marketing	—	66	50	223

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(3,481)	$(4,003)	$(7,452)	$(8,609)
Depreciation	402	482	1,295	981
Amortization of internally developed software	818	955	1,682	1,705
Amortization of intangible assets	—	468	95	1,000
Provision for income taxes	(521)	58	(496)	91
Stock-based compensation expense	567	762	1,013	1,447
Capitalization of internally developed software	(418)	(388)	(958)	(870)
Restructuring related expenses	—	66	43	229
Other income, net	(537)	(532)	(1,006)	(1,072)
Adjusted EBITDA	$(3,170)	$(2,132)	$(5,784)	$(5,098)

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenues, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Revenues, net	$7,275	$12,476	$(5,201)	(42)%	$15,935	$25,924	$(9,989)	(39)%

Revenues, net, for the three and six months ended June 30, 2020 decreased $5.2 million and $10.0 million, or 42% and 39%, respectively, as compared to the corresponding period in 2019. During the preceding 12 months, we experienced ongoing customer turnover that was not fully offset by new customer bookings. Additionally, in November 2019, we divested our Perfect Audience business which contributed $0.7 million and $1.6 million of revenues, net for the three months and six months ended June 30, 2019, respectively. Revenues, net are inclusive of $2.3 million and $3.0 million for the three months ended June 30, 2020 and 2019, respectively, and $4.6 million and $6.0 million for the six months ended June 30, 2020 and 2019, respectively, from the Google Revenue Share Agreement as described in Note 2 to the condensed consolidated financial statements.

Revenues, net from our customers located in the United States represented 76% and 74% of total revenues, net for the three months ended June 30, 2020 and 2019, respectively, and 76% and 75% of total revenues, net for the six months ended June 30, 2020 and 2019, respectively. Revenues, net from the Google Revenue Share Agreement accounted for 31% and 24% of total revenues, net for the three months ended June 30, 2020 and 2019, respectively and 29% and 23% of total revenues, net for the six months ended June 30, 2020 and 2019, respectively. There were no other customers that accounted for 10% or greater of our revenues, net for the three and six months ended June 30, 2020 and 2019.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Cost of revenues	$4,585	$5,929	$(1,344)	(23)%	$9,930	$11,740	$(1,810)	(15)%
Gross profit	2,690	6,547	(3,857)	(59)	6,005	14,184	(8,179)	(58)
Gross profit percentage	37%	52%			38%	55%

Cost of revenues for the three and six months ended June 30, 2020 decreased $1.3 million and $1.8 million, respectively, or 23% and 15%, respectively, as compared to the corresponding periods in 2019. These decreases were primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which for the three and six months ended June 30, 2020 led to a decrease of $0.3 and $0.6 million, respectively, in compensation and benefits expense, including stock-based compensation expense, as compared to the same period in 2019. This reduction in headcount also contributed to decreases in allocated facilities and information technology costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. We also experienced decreases of $0.3 million and $0.5 million in hosting costs during the three and six months ended June 30, 2020, respectively, due to a decline in the usage of our hosted platform from the corresponding periods in 2019. Our amortization of intangible assets declined $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively, from the corresponding periods in 2019, as certain intangible assets became fully amortized in in the three months ended March 31, 2020. Additionally, for the three months ended June 30, 2020, depreciation and amortization of internally developed software costs decreased by $0.2 million, due primarily to the timing of the capitalization of certain internal projects, as compared to the corresponding period in 2019. For the six months ended June 30, 2020, depreciation and amortization of internally developed software costs increased by $0.4 million due to a non-recurring depreciation adjustment in the three months ended March 31, 2020.

We expect cost of revenues to decrease year-over-year in absolute dollars as savings from the 2020 Restructuring Plan are realized and we continue our efforts to realign our cost structure with our revenues.

Our gross margin decreased to 37% and 38% for the three and six months ended June 30, 2020, respectively, as compared to 52% and 55% for the corresponding periods in 2019. This was primarily due to our revenues, net declining at a faster rate than the corresponding decrease in costs, in part due to the timing of revenue recognition from the Google Revenue Share Agreement.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$1,880	$4,087	$(2,207)	(54)%	$4,192	$8,721	$(4,529)	(52)%
Percent of revenues, net	26%	33%			26%	34%

Sales and marketing expenses for the three and six months ended June 30, 2020 decreased $2.2 million and $4.5 million, respectively, or 54% and 52%, respectively, as compared to the corresponding periods in 2019. These decreases were primarily due to a reduction in global sales support and marketing headcount, contributing to net decreases for the three and six months ended June 30, 2020 of $1.4 million and $2.6 million, respectively, in personnel-related costs and $0.3 million and $0.5 million, respectively, in allocated facilities and information technology costs. The decreases are also a result of reduced marketing costs during the three and six months ended June 30, 2020 of $0.3 million and $0.6 million, respectively, as we eliminated or shifted the timing of certain of our marketing activities. As the majority of our restructuring activities were completed in 2019, we incurred $0.1 million and $0.2 million less in restructuring costs for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. Finally, we reduced our travel expense $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in the prior year, as a result of both the reduction in global sales support and marketing headcount and the travel advisories resulting from COVID-19.

We expect sales and marketing expenses to decrease year-over-year in absolute dollars as savings from the 2020 Restructuring Plan are realized and we continue our efforts to realign our cost structure with our revenues.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Research and development	$3,338	$4,660	$(1,322)	(28)%	$6,775	$9,555	$(2,780)	(29)%
Percent of revenues, net	46%	37%			43%	37%

Research and development expenses for the three and six months ended June 30, 2020 decreased $1.3 million and $2.8 million, respectively, or 28% and 29%, respectively, as compared to the corresponding periods in 2019. The decreases were primarily due to a reduction in the number of full-time research and development personnel, resulting in decreases of $0.9 million and $1.8 million, respectively, in compensation expense and $0.2 million and $0.3 million, respectively, in allocated facilities and information technology costs as compared to the corresponding periods in 2019. Additionally, amortization expense related to our intangible assets declined $0.2 million and $0.4 million, respectively, as our intangible assets became fully amortized during the three months ended March 31, 2020.

We expect research and development expenses to decrease year-over-year in absolute dollars as savings from the 2020 Restructuring Plan are realized and we continue our efforts to realign our cost structure with our revenues.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
General and administrative	$2,011	$2,277	$(266)	(12)%	$3,992	$5,498	$(1,506)	(27)%
Percent of revenues, net	28%	18%			25%	21%

General and administrative expenses for the three and six months ended June 30, 2020 decreased $0.3 million and $1.5 million, respectively, or 12% and 27%, respectively, as compared to the corresponding periods in 2020. Compensation and benefits expense for the three and six months ended June 30, 2020 decreased by $0.6 million and $1.0 million, respectively, as compared to the corresponding periods in 2019, primarily due to a reduction in headcount. For the three months ended June 30, 2020, the decrease in compensation and benefits expense was partially offset by a $0.4 million change in our provision for bad debts as we recorded a recovery from bad debts of $0.4 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, our professional services fees decreased $0.4 million as we reduced the number of contractors and the scope of our activities with consultants and other advisors.

We expect our general and administrative expenses to decrease year-over-year in absolute dollars as savings from the 2020 Restructuring Plan are realized and we continue our efforts to realign our cost structure with our revenues.

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Other income, net	$537	$532	$5	1%	$1,006	$1,072	$(66)	(6)%

Other income, net, primarily consists of sublease income recorded under agreements for portions of our San Francisco and our Portland office spaces, with terms through July 2022 and May 2020, respectively, as well as foreign currency transaction gains and losses and interest income and expense. For the three months ended June 30, 2020 and 2019, we earned sublease income of $0.6 million. For the six months ended June 30, 2020 and 2019, we earned sublease income of $1.1 million. Foreign currency transaction gains and losses and interest income and expense were not material for the three and six months ended June 30, 2020 and 2019.

(Benefit from) Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(521)	$58	$(579)	(998)%	$(496)	$91	$(587)	(645)%

The benefit from income taxes totaled $0.5 million for both the three and six months ended June 30, 2020, primarily due to a partial release of foreign uncertain tax positions and profits earned by our wholly owned foreign subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of June 30, 2020, our principal source of liquidity was our unrestricted cash and cash equivalents of $10.8 million. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain a $0.9 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco and a $0.1 million irrevocable letter of credit to secure the non-cancelable lease for our office in Paris. These balances are reflected as restricted cash on the consolidated balance sheets of the accompanying condensed consolidated financial statements.

We maintain cash balances in our foreign subsidiaries. As of June 30, 2020, we had $10.8 million of unrestricted cash and cash equivalents in aggregate, of which $1.3 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA, which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries, and a tax on earnings of foreign subsidiaries in excess of a specified return on the subsidiaries' tangible assets, known as the Global Intangible Low-Taxed Income, or GILTI. We completed our analysis of the accounting for the transition tax in the fourth quarter of 2018 and there was no tax due as a result of significant accumulated losses in our foreign subsidiaries. We also determined that no GILTI inclusion would be required in the fourth quarter of 2019, as our foreign subsidiaries have accumulated significant losses. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

On March 14, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019, under which we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50.0 million. As part of the shelf registration statement, we entered into an equity distribution agreement with JMP Securities LLC, or JMP Securities, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $13.0 million through an at-the-market offering program administered by JMP Securities. We are not required to sell any of our stock under this program. JMP Securities is entitled to compensation of up to 5.0% of the gross proceeds from sales of our common stock pursuant to the equity distribution agreement. We intend to use any net proceeds from the sale of securities under the equity distribution agreement primarily for working capital and general corporate purposes. For the six months ended June 30, 2020, no shares were sold under the equity distribution agreement. For the year ended December 31, 2019, we sold 658 thousand shares of our common stock under the equity distribution agreement, and received proceeds of $1.6 million, net of offering costs of $0.2 million, at a weighted average sales price of $2.82 per share. The total amount of cash that may be generated under this equity distribution agreement is uncertain and depends on a variety of factors, including market conditions and the price of our common stock. As of June 30, 2020, we had common stock with an aggregate offering price of up to $11.1 million available for issuance under the equity distribution agreement.

We have incurred significant losses in each fiscal year since our incorporation in 2006, and we expect to continue to incur losses and negative cash flows over the next several years. Based on our current and anticipated level of operations, including our internal forecasts and projections, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our operations for at least the next 12 months. Our ability to achieve our business objectives and to continue to meet our obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including market conditions and the effect of the COVID-19 pandemic. The global outbreak of COVID-19 has disrupted economic markets and the full economic impact, duration and spread of COVID-19 is uncertain at this time and difficult to predict considering the rapidly evolving landscape. Since mid-March 2020, some of our customers have reduced the amount of digital advertising spend that they manage using our products, which has had an adverse effect on our results of operations, and some of our customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Although we are pursuing additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. In July 2020, we commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business (the “2020 Restructuring Plan”). The 2020 Restructuring Plan is expected to result in the reduction of our global workforce by approximately 60 employees, approximately half of which are located outside of the United States. We estimate that we will incur approximately $1.5 million to $2.0 million of cash expenditures in connection with the Restructuring Plan, substantially all of which relates to severance costs. We expect to recognize the majority of the pre-tax restructuring charges by the end of the quarter ending September 30, 2020. Our ability to continue as a going concern is dependent upon our ability to reduce our expenses and manage our cash flows, including successfully implementing the 2020 Restructuring Plan and to improve customer retention rates and increase new bookings.

In May 2020, we entered into a loan agreement with the lender for the loan in an aggregate principal amount of $3.3 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. We received the Loan proceeds on May 12, 2020. We expect to apply to the Lender for forgiveness of approximately $2.8 million due under the Loan, but no assurances can be provided as to the amount or timing of any potential Loan forgiveness.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(2,126)	$(413)
Net cash used in investing activities	(960)	(956)
Net cash provided by financing activities	2,753	712
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(2)	11
Net decrease in cash and cash equivalents and restricted cash	$(335)	$(646)

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

Cash used in operating activities for the six months ended June 30, 2020 of $2.1 million was primarily the result of a net loss of $7.5 million, adjusted for non-cash expenses of $4.2 million, primarily consisting of depreciation, amortization, stock-based compensation expense, provision for bad debts and net changes in operating leases, and a $1.1 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $3.1 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.8 million due to the timing of related disbursements; and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $2.8 million due to the timing of related disbursements and customer advances.

Cash used in operating activities for the six months ended June 30, 2019 of $0.4 million was primarily the result of a net loss of $8.6 million, adjusted for non-cash expenses of $5.6 million, which primarily included depreciation, amortization, stock-based compensation expense, provision for bad debts and net changes in operating leases. This was further increased by a $2.6 million net change in working capital items, most notably (1) a decrease in accounts receivable of $3.1 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.5 million due to the timing of related disbursements and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $1.0 million due to the timing of related disbursements and customer advances.

Investing Activities

During the six months ended June 30, 2020 investing activities primarily consisted of capitalized internally developed software costs. During the six months ended June 30, 2019 investing activities primarily consisted of purchases of property and equipment, including leasehold improvements, technology hardware and software to support our business, as well as capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $2.8 million. This was primarily due to $3.3 million of net proceeds from our Loan pursuant to the PPP under the CARES Act partially offset by $0.4 million of net repayments under our right-of-use finance lease liabilities and $0.2 million in employee taxes paid for withheld shares upon the settlement of equity awards.

Cash provided by financing activities for the six months ended June 30, 2019 was $0.7 million. This was primarily due to $1.5 million of net proceeds from the issuance of common shares pursuant to our equity distribution agreement with JPM Securities and $0.1 million of proceeds from net contributions to the 2013 Employee Stock Purchase Plan, partially offset by $0.7 million of net repayments under our right-of-use finance lease liabilities and $0.2 million in employee taxes paid for withheld shares upon the settlement of equity awards.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended June 30, 2020 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2019 filed with the SEC on March 23, 2020, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of June 30, 2020, other than subleases, as described in the Notes to the unaudited condensed consolidated financial statements, and the irrevocable letters of credit described in the “Liquidity and Capital Resources” section above.

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

There have been no material changes to our critical accounting policies and significant judgments and estimates, except that we no longer have goodwill or intangible assets requiring assessment of impairment, as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 23, 2020, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of June 30, 2020, we had cash and cash equivalents of $10.8 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2020, we had an aggregate of $0.2 million in finance lease liabilities outstanding. These right-of-use finance lease obligations carry fixed interest rates that range from 5.2% to 7.9%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding right-of-use finance lease obligations. Changes in interest rates would, however, affect operating results and cash flows because of the variable rate nature of our obligations. A hypothetical 10% increase or decrease in interest rates relative to interest rates as of June 30, 2020, would result in an insignificant impact to interest expense for the three months ended June 30, 2020.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 24% and 26% for the three months ended June 30, 2020 and 2019, respectively and 24% and 25% for the six months ended June 30, 2020 and 2019, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency losses included in determining net loss were less than $0.1 million, respectively, for each of the three months ended June 30, 2020 and 2019. Transaction gains and losses are included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30,2020.

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

Risks Related to Our Business

The ongoing outbreak of the novel coronavirus (COVID-19) around the word has adversely impacted and will continue to adversely impact our business and operating results.

A novel strain of coronavirus causing the disease COVID-19 emerged in China in December 2019 and began to spread globally, including to the United States, in early 2020. The World Health Organization has declared COVID-19 to be a pandemic. We believe that the COVID-19 pandemic has had an adverse impact on many of our customers and their businesses and their spending on digital advertising and has had an adverse impact on our recent results of operations and is likely to continue to affect our future results of operations, but the full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions, prohibitions of or restrictions on non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.

We cannot predict the extent to which the COVID-19 outbreak will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. In geographies in which we or our customers operate, health concerns and political or governmental developments in response to COVID-19 have resulted in, and could continue to result in, economic, social or labor instability or prolonged contractions in the industries in which our customers operate, slow our sales process, result in customers not purchasing or renewing subscriptions to our platform or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. Because our platform is offered as a subscription-based service, the effect of the outbreak may not be fully reflected in our operating results until future periods, if at all.

It is difficult to predict our future operating results.

Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. Specifically, the COVID-19 pandemic has spread globally, with the United States as one of the main epicenters of the outbreak, and is significantly impacting both U.S. and worldwide economic activity. We believe that the COVID-19 pandemic has had an adverse impact on many of our customers and their businesses and their spending on digital advertising and has had an adverse impact on our recent results of operations and is likely to continue to affect our future results of operations. COVID-19 could result in one or more of the following conditions that could affect us and our customers:

•	increased risk in collectability of accounts receivable;
•	reduced staff productivity due to working at home for extended periods;
•	lost staff productivity due to illness and/or illness in the family;
•	increased customer losses/churn;
•	increased challenges in acquiring new customers;
•	extreme currency exchange-rate fluctuations; and
•	challenges with Internet infrastructure due to high loads.

The duration and scope of the pandemic is highly uncertain. We continue to monitor the effect that the COVID-19 outbreak may have, and while it is not possible at this time to estimate the ongoing impact that COVID-19 will have on our business, the continued spread of COVID-19, and the measures taken by the governments of countries affected, will likely have an adverse impact on global economic conditions, which are likely to have an adverse effect on our business and financial condition.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $12.4 million during 2019, and a net loss of $7.5 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $284.6 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven and exacerbated by the effects of the COVID-19 pandemic, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Our revenues have decreased in recent periods, declining from $25.9 million for the six months ended June 30, 2019 to $15.9 for the six months ended June 30, 2020 and from $58.6 million in 2018 to $49.0 million in 2019. We do not expect to be profitable in 2020 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flows, and we will need to reduce operating expenses, sell additional securities, sell assets or borrow additional funds to continue as a going concern.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives and other business activities. We anticipate that increasing our market share for our current services through sales and marketing efforts, continuing development of new platform features and delivering efficient service to customers will require additional capital and expenditures and will be made more challenging given the effects of the COVID-19 pandemic. If we continue to burn cash without a corresponding increase to revenue, we will need to reduce operating expenses through successful cost-cutting measures or seek to sell additional securities, sell assets or borrow additional funds to continue as a going concern. There is no guarantee that we will be able to successfully reduce our operating expenses through successful cost–cutting measures. Further, there is no guarantee that we will be able to issue additional securities or sell assets in future periods or borrow additional funds on commercially reasonable terms, or at all, in order to meet our cash needs. Our ability to raise additional financing is subject to a number of uncertainties, including but not limited to, the market demand for our stock, our financial performance and outlook, the market demand for products and services, negative economic developments, the economic effects of the COVID-19 pandemic and adverse market conditions. In July 2020, we commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business, or the 2020 Restructuring Plan. The 2020 Restructuring Plan is expected to result in the reduction of our global workforce by approximately 60 employees, approximately half of which are located outside of the United States. Our ability to continue as a going concern is dependent upon our ability to reduce our expenses and manage our cash flows, including successfully implementing the 2020 Restructuring Plan and to improve customer retention rates and increase new bookings.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, continue the deployment of MarinOne, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, such as through our equity distribution agreement with JMP Securities LLC, or JMP Securities, which provides for the potential issuance and sale of common stock with an aggregate offering price of up to $13.0 million through an “at-the-market” offering, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Through June 30, 2020, we sold 658 thousand shares of our common stock under the equity distribution agreement and received proceeds of $1.6 million, net of offering costs of $0.2 million, at a weighted-average sales price of $2.82. However, accessing liquidity through the “at-the-market” offering has been challenging for a number of factors, including market conditions and the price of our common stock. In May 2020, we entered into a loan agreement with Harvest Small Business Finance, LLC, or the Lender, as the lender for a loan in an aggregate principal amount of $3.3 million, or the Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Any additional debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

We have incurred indebtedness, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our needs.

In May 2020, we obtained the Loan pursuant to the Paycheck Protection Program pursuant to the CARES act.  The Loan matures two years from the date of first disbursement of the Loan, which occurred on May 7, 2020. The Loan bears interest at a rate of 1% per annum, with all payments deferred through the six-month anniversary of the date of the note evidencing the Loan, or the Note.  Principal and interest are payable monthly commencing on the first day of the next month after the expiration of the initial six-month deferment period and may be prepaid by us at any time prior to maturity without penalty.  The Note specifies various potential defaults, upon the occurrence of which, at the Lender’s option, amounts outstanding under the Note would become immediately due and payable.

The U.S. Department of the Treasury, or the Treasury, and the U.S. Small Business Administration, or the SBA, have announced that they will review all Payroll Protection Program loans that equal or exceed $2.0 million. Guidance from Treasury and SBA has been slow to develop and occasionally unclear. At the same time, the Payroll Protection Program has been amended twice with the latest series of amendments significantly altering the timeline associated with the Payroll Protection Program spending and Loan forgiveness. While we believe that we acted in good faith and complied with all requirements of the Payroll Protection Program, if Treasury or SBA determined that our Loan application was not made in good faith or that the we did not otherwise meet the eligibility requirements of the Payroll Protection Program, we may not receive forgiveness of the Loan (in whole or in part) and we could be required to return the Loan or a portion thereof. Further, there is no guarantee that we will receive forgiveness for any amount and forgiveness will be subject to review by the Lender of information and documentation that we submit, as required by SBA and the Lender.

We expect to apply to the Lender for forgiveness of approximately $2.8 million due under the Loan, with the amount of potential Loan forgiveness being calculated in accordance with the requirements of the PPP based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-week period beginning on the date of first disbursement of the Loan.  No assurances can be provided as to the amount or timing of any potential Loan forgiveness. Any required repayment of our existing indebtedness as a result of a default would reduce our cash on hand such that we would not have those funds available for use in our business, which could have a material adverse effect on our business, operating results and financial condition.

Our usage-based pricing model makes it difficult to forecast revenues from our current customers and future prospects.

We primarily have a usage-based pricing model in which most of our fees are calculated as a percentage of customers’ advertising spend managed on our platform. This pricing model makes it difficult to accurately forecast revenues because our customers’ advertising spend managed by our platform may vary from month to month based on the variety of industries in which our advertisers operate, the seasonality of those industries and fluctuations in our customers’ advertising budgets or other factors. The market for digital advertising may be adversely affected by adverse market conditions, including the economic effects of the COVID-19 pandemic, which has caused some advertisers to, and may continue to lead advertisers to, reduce the amount of their digital advertising spend. Our subscription contracts with our direct advertiser customers generally contain a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenues from the customer at the time the contract is signed, and, as a result, the minimum monthly platform fee may not be a good indicator of our revenues from that customer. In addition, advertisers that use our platform through our agency customers typically do not have a minimum monthly spend amount or a minimum term during which they must use our platform, and as a result, our ability to forecast revenues from these advertisers is difficult. If we incorrectly forecast revenues for these advertisers and the amount of revenue is less than projections we provide to investors, the price of our common stock could decline substantially. Additionally, if we overestimate usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenues, which would harm our gross margins and other operating results.

If the market for digital advertising slows or declines, our business, growth prospects, and financial condition would be adversely affected.

The future growth of our business could be constrained by the level of acceptance and expansion of emerging cloud-based advertising channels, as well as the continued use and growth of existing channels, such as search and social advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the advertising cloud solutions market or the entry of competitive solutions. The market for digital advertising may be adversely affected by adverse market conditions, including the economic effects of the COVID-19 pandemic, which has caused some advertisers to, and may continue to lead advertisers to, reduce the amount of their digital advertising spend. The continued expansion of the market for advertising cloud solutions depends on a number of factors, including the continued growth of the cloud-based advertising market, the growth of social and mobile as advertising channels and the cost, performance and perceived value associated with advertising cloud solutions, as well as the ability of cloud computing companies to address security and privacy concerns. Further, the cloud computing market is less developed in many jurisdictions outside the United States. If we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing as a whole, including our applications, may be negatively affected.

The COVID-19 global pandemic has caused, and could continue to cause, many of our customers to reduce their purchases of our products or to reduce the amount of digital advertising spend that they manage using our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The recent global outbreak of COVID-19 has disrupted economic markets and the full economic impact, duration and spread of COVID-19 is uncertain at this time and difficult to predict considering the rapidly evolving landscape. As a result, it is not possible to ascertain the overall ongoing impact of COVID-19 on our business. Since mid-March 2020, some of our customers have reduced the amount of digital advertising spend that they manage using our products, which has had an adverse effect on the Company’s results of operations, and some of our customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Also, since mid-March 2020, most of our employees have not been able to work from our offices and have been working from home, which could cause some disruption or delays in our business activities, including our product development efforts. If the COVID-19 global pandemic continues for an extended period of time or evolves into a more severe worldwide health crisis it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018, or the Google Revenue Share Agreement. Under the Google Revenue Share Agreement, we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the three months ended June 30, 2020 we realized revenues of $2.3 million and for 2019 we realized revenues of $12.2 million from the Google Revenue Share Agreement. The Google Revenue Share Agreement has a three-year term and is scheduled to terminate on September 30, 2021. Our results of operations would be adversely affected if the Google Revenue Share Agreement is terminated, either upon its scheduled termination or otherwise, or adversely modified.

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

Our future growth will also depend, in part, on our ability to enter-into and retain successful strategic relationships with third-parties. For example, we are seeking to establish relationships with third-parties to develop integrations with complementary technology and content. These relationships may not result in additional customers or enable us to generate significant revenues. For example, we entered into the Google Revenue Share Agreement where we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Identifying partners and negotiating and documenting relationships with them require significant time and resources. Our contracts for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced turnover, including in December 2019 the departure of our former chief financial officer and the promotion of Robert Bertz to chief financial officer. In addition, in July 2020, we commenced a global reduction-in-force and other restructuring actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business.  The 2020 Restructuring Plan is expected to result in the reduction of our global workforce by approximately 60 employees, approximately half of which are located outside of the United States. The managers of our sales team and our customer service teams have recently left the Company or are expected to leave during the quarter ending September 30, 2020. We expect to substantially complete the Restructuring Plan by the end of the quarter ending September 30, 2020. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions or employee attrition could have an adverse effect on our business as a result of operational and administrative inefficiencies and added costs, decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, which could adversely affect our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, we must successfully integrate any new senior management and other new personnel within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

Increasing our customer base and achieving broader market acceptance of our software platform will depend to an extent on our ability to maintain or expand our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new customers and our marketing organization to generate a sufficient pipeline of qualified sales leads. We may need to restructure or expand our sales team in order to maintain or increase revenues from new and existing customers and to further penetrate our existing markets. Our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate, train or retain sufficient highly qualified sales personnel. In July 2020, we commenced a global reduction-in-force and other restructuring actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business, which resulted in changes to the leadership, structure and composition of our sales and marketing teams. These changes, and any future changes, in our sales and marketing teams could be disruptive to our operations. In addition, we may need to invest in lead generation activities to develop our pipeline of qualified opportunities for our sales force, which could increase our marketing expenses. If our lead generation activities do not increase our pipeline or if our sales force is unable to close opportunities at a high rate, then we may not generate an increase in revenues.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and harm our financial results.

Our customers depend on our support organization to resolve any technical issues relating to our solutions. However, due to the COVID-19 pandemic, most of our employees worldwide are currently working remotely, including our customer support organization. In July 2020, we commenced a global reduction-in-force and other restructuring actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business, which resulted in changes to the leadership, structure and composition of our customer support teams. These changes, and any future changes, in our customer support teams could be disruptive to our operations. In addition, our sales process is highly dependent on the quality of our solutions, our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers, and harm our business, operating results and financial condition.

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

We currently have personnel and/or customers in China, England, France, Ireland, Japan and Singapore, as well as the United States. Due to our international exposure, our business is susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

•	the need to support and integrate with local publishers and partners;
•	continued localization of our platform, including translation into foreign languages and associated expenses;
•	competition with companies that have greater experience in the local markets than we do or who have pre-existing relationships with potential customers in those markets;
•	compliance with multiple, potentially conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act;
•	difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure;
•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure and legal compliance costs associated with international operations;
•	different or lesser protection of our intellectual property rights;
•	difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;
•	restrictions on repatriation of earnings;
•	exposure to more affected areas of the COVID-19 pandemic; and
•	regional economic and political conditions.

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

Managing a global and geographically dispersed workforce and operation has required substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and operations reporting procedures, and we may not be able to do so effectively. Moreover, we may from time to time decide to undertake cost savings initiatives, such as additional restructurings, such as the 2020 Restructuring Plan we began implementing in July 2020, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Further, supporting our customers and operations, and driving future growth, we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth or change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	the impact of, including but not limited to, the market volatility and economic disruption caused by, COVID-19 or any other worldwide pandemic;
•	the level of advertising spend managed through our platform for a particular quarter;
•	fluctuations in the contractual rates of our strategic agreements with publishers;
•	customer renewal rates, and the pricing and usage of our platform in any renewal term;
•	demand for our platform and the size and timing of our sales;
•	customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;
•	any termination or adverse changes in the Google Revenue Share Agreement, or any changes in any other current or future strategic agreements with publishers;

•	delays in projects to upgrade our own software platform infrastructure and any resulting delays in releasing new features;
•	network outages, platform downtime, software bugs or security breaches and any associated credits, warranty claims or other expenses;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;
•	market acceptance of our current and future solutions;
•	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;
•	budgeting cycles of our customers;
•	departures of employees or restructurings of our teams or personnel
•	our potentially lengthy sales cycle;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of infrastructure costs and operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	foreign currency exchange rate fluctuations; and
•	general economic and political conditions in our domestic and international markets.

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

In November 2019, we completed the divestiture of assets and liabilities related to our Perfect Audience business to SharpSpring, Inc., an unrelated third party, for net proceeds of $4.3 million.

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

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. If a company’s shares trade for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. As of July 22, 2020, the closing price of our common stock on Nasdaq was $1.37. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. If Nasdaq delists our securities for trading on the Nasdaq, we could face significant adverse consequences, including:

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to June 30, 2020) has been volatile. From January 1, 2018 through June 30, 2020, the closing sales price of our common stock on the New York Stock Exchange (from January 1, 2018 through June 19, 2018), and The Nasdaq Global Market (from June 20, 2018 to June 30, 2020) ranged from $0.87 to $11.20 per share. Factors affecting the market price of our common stock include:

•

variations in, or forward-looking guidance regarding, our revenues, gross margin, operating results, free cash flow, loss per share, revenue retention rates, annualized advertising spend on our platform, adjusted EBITDA and how these results compare to analyst and investor expectations;

•	announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements by us or by our competitors;

•	disruptions in our cloud-based operations or services or disruptions of other prominent cloud-based operations or services;
•	disruptions to financial markets and market conditions as a result of the ongoing COVID-19 pandemic;
•	the economy as a whole, market conditions in our industry, and the industries of our customers; and
•	any other factors discussed herein.

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

On March 14, 2019, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on May 10, 2019. Pursuant to an equity distribution agreement between us and JMP Securities, common stock with an aggregate offering price of up to $13.0 million may be issued and sold pursuant to an “at-the-market” offering for sales of our common stock. Subject to certain limitations in the equity distribution agreement and compliance with applicable law, we have the discretion to deliver a sales notice to JMP at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JMP pursuant to the terms of the sales agreement. The number of shares that are sold by JMP after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JMP. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. As of June 30, 2020, 658 thousand shares of our common stock have been sold pursuant to the equity distribution agreement, for net proceeds of $1.6 million. As of June 30, 2020, we had common stock with an aggregate offering price of up to $11.1 million available for issuance under the equity distribution agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1	Form of Waiver under Change of Control and Severance Agreement for NEOs	8-K	001-35838	May 21, 2020

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

MARIN SOFTWARE INCORPORATED

Dated: August 10, 2020	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2020	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)