Form 10-K
period 2020-12-31
MARIN SOFTWARE INC
filed 2021-02-26
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s Common Stock on The Nasdaq Global Market of $1.42 on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2020, the aggregate market value of its shares held by non-affiliates was approximately $9.3 million. Shares of the registrant’s Common Stock held by each executive officer and director were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2021, there were approximately 10,936,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

MARIN SOFTWARE INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

As used in this report, the terms “Marin,” “Registrant,” “we,” “us,” “our,” and the “Company” mean Marin Software Incorporated and its subsidiaries unless the context indicates otherwise. References to “fiscal 2020” and “fiscal 2019” refer to the year ended December 31, 2020 and the year ended December 31, 2019, respectively.

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

Advertisers use our platform to create, target and convert precise audiences based on recent buying signals from users’ search, social and eCommerce interactions. Our platform is integrated with leading publishers such as Apple, Amazon, Baidu, Bing, Facebook, Google, Instagram, LinkedIn, Pinterest, Twitter, Verizon Media, Yahoo! Japan and Yandex. Additionally, we have integrations with more than 50 leading web analytics and advertisement-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

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

Search, Social and eCommerce

Our current product lineup consists of MarinOne and our two legacy products, Marin Search and Marin Social. We have been migrating customers, and we expect to continue to migrate customers in the first half of 2021, from Marin Search and Marin Social to MarinOne.

•

MarinOne. Our next-generation platform that brings search, social and eCommerce advertising into a single-platform. MarinOne helps advertisers maximize a customer journey that spans Google, Facebook, Twitter and Amazon by combining the power of Marin Search and Marin Social with newer channels like LinkedIn, Apple Search Ads and YouTube.

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

•

Security. Our platform manages a large quantity of customer data. We employ technologies, policies and procedures to protect customer data. The primary third-party data center that we use to host our platform has SSAE No. 18, Type 2 SOC 1, SOC 2 and SOC 3 attestations and is ISO 27001 certified.

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

In December 2018, we entered into such an agreement with Google, under which we receive revenue share payments based on our customers' search advertising spend on Google and certain other eligible search engines. In exchange, we will reinvest a percentage of these revenue share payments to drive our technology platform innovation. This agreement went into effect on October 1, 2018, and is scheduled to terminate on September 30, 2021, although Google may terminate the agreement in certain circumstances. We are in preliminary discussions with Google to extend potentially the term of this agreement, but no assurances can be provided as to whether the term will be extended or as to terms of any extension of the agreement. This agreement and the related revenue recognition considerations are described more fully in Note 3 of the accompanying consolidated financial statements.

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

Apart from cross-channel platform competitors, we also compete with channel solutions in the social advertising market. Competitors in the social advertising market include companies such as 4C Insights, Inc., Salesforce.com (through its wholly owned subsidiary Social.com) and Smartly.io Inc.

Our ability to remain competitive will largely depend on our ongoing performance in the areas of the quality, functionality and breadth of our solution and the availability and knowledgeability of our customer support.

Sales and Marketing

We sell our solutions directly to advertisers and agencies in a wide range of industries through our global sales team. Our sales cycle can vary substantially by advertiser and agency, but can take between three and nine months. We have eight account directors organized by geography and market segments. The same account directors are responsible for long-term customer satisfaction and retention, renewal, support and driving an increase in the volume of media managed by customers on our platform.

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

Government Regulation

We are subject to a number of laws and regulations that affect companies conducting business in the advertising and SaaS industries and on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. The manner in which existing laws and regulations will be applied to the SaaS and advertising industries and the Internet in general and how they will relate to our business in particular, are often unclear. For example, we often cannot be certain how existing laws will apply in the eCommerce and online context, including with respect to such topics as privacy, advertising, pricing, taxation, content regulation, quality of products and services and intellectual property ownership and infringement. In addition, in 2020 U.S. federal and state and foreign governments and regulatory agencies initiated lawsuits or investigations against Google and Facebook related to certain of their anticompetitive business practices and conduct in the digital advertising and social media industries and we cannot be certain as to how such lawsuits and investigations might affect Google or Facebook or otherwise affect the digital advertising industry.

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

Human Capital Resources

Our employees are our greatest asset. Our performance depends upon identifying, attracting, developing, motivating and retaining a highly skilled workforce in multiple areas, including engineering, sales and marketing, and customer service. Collectively, our employees have extensive experience and knowledge in digital marketing and we believe that we employ some of the top talent in our industry.

Workforce Demographics

As of December 31, 2020, we had a total of 162 employees, which was down from a total of 292 employees at December 31, 2018 and a total of 229 employees at December 31, 2019. At December 31, 2020, approximately 45% of our employees were located in the United States, with approximately 40% of our employees located in Europe and approximately 15% of our employees located in Asia. At December 31, 2020, approximately one-half of our employees were on our engineering and research and development teams, with the remainder of our employees comprising our sales and marketing, customer service, and general and administrative teams.

During 2020, one of our strategic initiatives was the implementation of a restructuring plan in the third quarter of 2020, which included a global reduction-in-force and other cost saving actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business (the “2020 Restructuring Plan”). The 2020 Restructuring Plan resulted in the reduction of our global workforce by approximately 60 employees, approximately half of which were located outside of the United States. We also experienced some senior management turnover in 2020, with the departures of the previous managers of our sales team and our customer service teams during the third quarter of 2020. We believe we have successfully restructured these teams and have promoted a talented and experienced new leader for the restructured teams from within our ranks.

Following our recent restructuring efforts, we believe that we have better aligned our human capital resources with the current and planned needs of our business. We are now focused on retaining and motivating our employees at all levels and in all parts of the organization, and we are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.  We do not expect to increase the size of our employee base significantly in the near future.

Compensation, Benefits and Well-being

We believe that we offer fair compensation and benefits that support our employees’ overall well-being and are competitive in our industry and in the communities in which we operate. To promote alignment with our short- and long-term objectives, our compensation practices for employees include base pay, annual bonuses and other short-term incentives, and equity grants and other opportunities for long-term incentives. We offer an array of benefits, including comprehensive health and wealth insurance. We provide emotional well-being services through an Employee Assistance Program.

In response to the COVID-19 pandemic, we implemented significant changes in 2020 that we determined were in the best interests of our company, our employees as well as the communities in which we operate. The vast majority of our employees have been working from home since March 2020 and will likely to continue to do so for at least the next few quarters. In addition, we reduced the salaries of all of our employees whose annual base salary was in excess of $100,000 by up to 10% for the period from June 1, 2020 until August 1, 2020, and we reduced the salaries of our senior executives by 20% from June 1, 2020 until August 1, 2020, which reduction was reduced to 10% from August 1, 2020 until December 31, 2020 and to 0% effective as of January 1, 2021.  We have been very encouraged by how our employees have responded to the challenges that have stemmed from the COVID-19 pandemic and have generally maintained their productivity under the evolving working conditions.

Communication and Engagement

We believe that our success depends upon on our employees understanding how their work contributes to our overall strategy and plans. To this end, we try to communicate with our workforce through a variety of channels and encourage open and direct communication, including quarterly company-wide CEO update meetings, regular company-wide call on a variety of topics of interest and frequent email corporate communications.

Diversity and Inclusion

We strive to promote and advance diversity and inclusion across the country and we value diverse perspectives and life experiences. We believe that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation gender identity cultural background or religious belief.

Intellectual Property

Our intellectual property rights are a key component of our success. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights.

As of December 31, 2020, we had four issued patents and one patent application pending in the United States. We own and use trademarks on or in connection with our products and services, including two registered trademarks in the United States, Canada, the European Union, Australia, China, Japan and Russia; one registered mark in South Korea and Singapore; and unregistered common law marks and pending trademark applications in the United States, Canada and the European Union. We have also registered numerous Internet domain names.

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

SUMMARY OF RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties summarized and described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to the COVID-19 Pandemic

•

The COVID-19 global pandemic has adversely affected, and is likely to continue to adversely affect, our business and operating results. Among other things, the COVID-19 global pandemic has caused, and could continue to cause, many of our customers to reduce their purchases of our products or to reduce the amount of digital advertising spend that they manage using our products, which could have a material adverse effect on our business.

Risks Related to our Financial Condition and Future Operating Results

•	It is difficult to predict our future operating results, in particular because of the ongoing COVID-19 pandemic and its effects on our customers and digital advertising spend.
•	We have a history of losses and we may not achieve or sustain profitability in the future.
•

We expect to continue to incur losses and experience negative cash flows, and we will need to reduce operating expenses, sell additional securities, sell assets or borrow additional funds to continue as a going concern.

•	We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
•	We have incurred indebtedness, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our needs.
•	Our Revenue Share Agreement with Google is scheduled to terminate on September 30, 2021, which could have a material adverse effect on our future results of operations and financial condition.
•	We may experience quarterly fluctuations in our operating results due to a number of factors, which make our future results difficult to predict.

Risks Related to our Business and Market

•	If the market for digital advertising slows or declines, our business, growth prospects, and financial condition would be adversely affected.
•	We must develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments to remain competitive in our evolving industry.
•

If we are unable to maintain our relationships with, and access to, publishers, advertising exchange platforms and other platforms that aggregate the supply of advertising inventory, our business will suffer.

•	Our growth depends in part on the success of our relationships with advertising agencies and our strategic relationships with third parties.
•	Our market is highly competitive and complex. We may not be able to compete successfully against current and future competitors.
•	Our business depends on our customers’ continued willingness to manage advertising spend on our platform.

Operational Risks

•	Our business depends on retaining and attracting qualified personnel, and turnover may result in operational inefficiencies that could negatively affect our business.
•	We incur upfront costs associated with onboarding advertisers to our platform and may not recoup our investment if we do not maintain the advertiser relationship over time.
•	Because we generally bill our customers over the term of the contract, near term decline in new or renewed subscriptions may not be reflected immediately in our operating results.
•	Any decrease in our customers’ use of search advertising or our inability to further penetrate social and eCommerce advertising channels would harm our business.
•	Our sales cycle can be long and unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.
•	Our ability to generate revenue depends on our collection of significant amounts of data from various sources.
•	Material defects or errors in our software platform could harm our reputation, result in significant costs to us and impair our ability to sell our subscription services.
•	We primarily derive our revenues from a single software platform and any factor adversely affecting subscriptions to our platform could harm our business and operating results.
•

If mobile connected devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our advertising campaigns from being delivered to their users, our ability to grow our business will be impaired.

•

If our security measures are breached or unauthorized access to customer data or our data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions and we may incur significant liabilities.

•	We primarily use third-party data centers to deliver our services. Any disruption of service at these facilities could harm our business.
•	We may need to continually improve our hosting infrastructure to avoid service interruptions or slower system performance.
•	Our solutions must integrate with our customers’ enterprise applications and infrastructures. If we cannot efficiently implement our solutions for our customers, we may lose customers.
•	If we are unable to maintain or expand our sales and marketing capabilities, we may not be able to generate anticipated revenues.
•	Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and harm our financial results.
•	Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Regulatory and Compliance Risks

•

Domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, not clearly defined and rapidly evolving. Such regulation could directly restrict portions of our business or indirectly affect our business by constraining our customers’ use of our platform or limiting the growth of our markets.

•

If our customers fail to abide by applicable privacy laws or to provide adequate notice and/or obtain consent from end users, we could be subject to litigation or enforcement action or reduced demand for our services. Industry self-regulatory standards may be implemented in the future that could affect demand for our platform and our ability to access data we use to provide our platform.

•	Our revenues may be adversely affected if we are required to charge sales taxes in additional jurisdictions or other taxes for our solutions.
•

If we experience material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

•	We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards.

Risks Related to the Ownership of Our Common Stock

•

If we cannot meet the continued listing requirement of The Nasdaq Global Market, The Nasdaq Global Market may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.

•	The market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations and could subject us to litigation.
•	If we sell additional shares of our common stock, the percentage ownership of our stockholders will be diluted.

RISK FACTORS

Risks related to the COVID-19 Pandemic

The ongoing COVID-19 global pandemic has adversely affected and is likely to continue to adversely affect our business and operating results.

A novel strain of coronavirus causing the disease COVID-19 emerged in China in December 2019 and began to spread globally, including to the United States, in early 2020. The World Health Organization has declared COVID-19 to be a pandemic. We believe that the ongoing COVID-19 pandemic has had and continues to have an adverse effect on many of our customers and their businesses and their spending on digital advertising and has had an adverse effect on our recent results of operations and is likely to continue to affect our future results of operations, but the full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions, prohibitions of or restrictions on non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.

We cannot predict the extent to which the COVID-19 pandemic will affect our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of outbreaks of COVID-19, the actions taken by governments and private businesses in relation to COVID-19 containment and the availability, deployment and efficacy of vaccines. In geographies in which we or our customers operate, health concerns and political or governmental developments in response to COVID-19 have resulted in, and could continue to result in, economic, social or labor instability or prolonged contractions in the industries in which our customers operate, slow our sales process, result in customers not purchasing or renewing subscriptions to our platform or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.

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

Risks related to our Financial Condition and Future Operating Results

It is difficult to predict our future operating results, in particular because of the ongoing COVID-19 pandemic and its effects on our customers and digital advertising spend.

Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. Specifically, the COVID-19 pandemic has spread globally, with the United States as one of the main epicenters of the pandemic, and is significantly affecting both U.S. and worldwide economic activity. We believe that the COVID-19 pandemic has had an adverse effect on many of our customers and their businesses and their spending on digital advertising and has had an adverse effect on our recent results of operations and is likely to continue to affect our future results of operations. The COVID-19 pandemic could result in one or more of the following conditions, among other potential conditions, that could affect us and our customers:

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $14.1 million and $12.4 million during the years ended 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $291.2 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven and exacerbated by the effects of the COVID-19 pandemic, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Our revenues have decreased in recent periods, including a decline from $49.0 million in 2019 to $30.0 million in 2020. We do not expect to be profitable in 2021 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flows, and we will need to reduce operating expenses, sell additional securities, sell assets or borrow additional funds to continue as a going concern.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives and other business activities. We anticipate that increasing our market share for our current services through sales and marketing efforts, continuing development of new platform features and delivering efficient service to customers will require additional capital and expenditures and will be made more challenging given the effects of the COVID-19 pandemic. If we continue to burn cash without a corresponding increase to revenue, we will need to reduce operating expenses through successful cost-cutting measures or seek to sell additional securities, sell assets or borrow additional funds to continue as a going concern. There is no guarantee that we will be able to successfully reduce our operating expenses through successful cost–cutting measures. Further, there is no guarantee that we will receive forgiveness of any amount of our loan under the Paycheck Protection Program or that we will be able to issue additional securities or sell assets in future periods or borrow additional funds on commercially reasonable terms, or at all, in order to meet our cash needs. Our ability to raise additional financing is subject to a number of uncertainties, including but not limited to, the market demand for our stock, our financial performance and outlook, the market demand for products and services, negative economic developments, the economic effects of the COVID-19 pandemic and adverse market conditions. During 2020, we commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business, or the 2020 Restructuring Plan. The 2020 Restructuring Plan is expected to ultimately result in the reduction of our global workforce by approximately 60 employees, approximately half of which are located outside of the United States. As of December 31, 2020, the majority of the planned reductions were complete. Our ability to continue as a going concern is substantially dependent upon our ability to improve customer retention rates, increase new bookings, and manage our cash flows. Other factors that may significantly affect our ability to continue as a going concern include one or more of the following; our ability to obtain partial forgiveness of our loan under the Paycheck Protection Program, our ability to renew our revenue sharing agreement with Google on acceptable terms, our ability to raise additional financing, and our ability to further reduce our expenses.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, continue the deployment of MarinOne, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Through December 31, 2020, we sold 3.4 million shares of our common stock under an equity distribution agreement with JMP Securities LLC, or JMP Securities, and received proceeds of approximately $9.4 million, net of offering costs of $0.6 million, at a weighted-average sales price of $2.90. During the year ended December 31, 2020, we sold 2.7 million shares of our common stock under the equity distribution agreement, and received proceeds of approximately $7.5 million, net of offering costs of $0.5 million, at a weighted average sales price of $2.92 per share. The 2.7 million shares of our common stock that we issued under the equity distribution agreement during 2020 increased the number of outstanding shares of our common stock by approximately 40%, resulting in dilution to the percentage ownership of our previously existing stockholders. During February 2021 we sold an additional 1.2 million shares of our common stock under the equity distribution agreement and received proceeds of $3.1 million, net of offering costs of $0.1 million, at a weighted average sales price of $2.68 per share. There are currently no additional amounts available to be sold under this equity distribution agreement, but we intend to explore other options to raise additional financing.

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

In May 2020, we obtained the Loan pursuant to the Paycheck Protection Program pursuant to the CARES Act. The Loan matures two years from the date of first disbursement of the Loan, which occurred on May 7, 2020. The Loan bears interest at a rate of 1% per annum, with all payments deferred through the ten-month anniversary of the date of the note evidencing the Loan, or the Note. Principal and interest are payable monthly commencing on the first day of the next month after the expiration of the initial ten-month deferment period and may be prepaid by us at any time prior to maturity without penalty. The Note specifies various potential defaults, upon the occurrence of which, at the Lender’s option, amounts outstanding under the Note would become immediately due and payable.

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

We intend to apply for forgiveness of approximately $2.9 million due under the Loan once the Lender opens the application process, with the amount of potential Loan forgiveness being calculated in accordance with the requirements of the PPP based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-week period beginning on the date of first disbursement of the Loan. No assurances can be provided as to the amount or timing of any potential Loan forgiveness. Any required repayment of our existing indebtedness as a result of a default would reduce our cash on hand such that we would not have those funds available for use in our business, which could have a material adverse effect on our business, operating results and financial condition.

Our Revenue Share Agreement with Google is scheduled to terminate on September 30, 2021, which could have a material adverse effect on our future results of operations and financial condition.

We entered into a revenue share agreement with Google in December 2018, with an effective date of October 1, 2018, or the Google Revenue Share Agreement. Under the Google Revenue Share Agreement, we are eligible to receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the year ended December 31, 2020, we recognized revenues of $9.1 million, and for the year ended December 31, 2019 we recognized revenues of $12.2 million from the Google Revenue Share Agreement. The Google Revenue Share Agreement is scheduled to terminate on September 30, 2021. We are in preliminary discussions with Google to extend potentially the term of the Google Revenue Share Agreement, but no assurances can be provided as to whether the term will be extended or as to terms of any extension of the agreement. Our results of operations would be adversely affected if the Google Revenue Share Agreement is terminated, either upon its scheduled termination or otherwise, or adversely modified.

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
•

network or system outages, platform downtime, software application or operations errors, software bugs, security breaches or other supplier system or supply chain changes or interruptions and any associated credits, warranty claims or other expenses;

•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;
•	market acceptance of our current and future solutions;
•	changes in spending on digital advertising or information technology and software by our current and/or prospective customers;
•	budgeting cycles of our customers;
•	departures of employees or restructurings of our teams or personnel;
•	our potentially lengthy sales cycle;
•	our ability to control costs, including our operating expenses;

•	the amount and timing of infrastructure costs and operating expenses related to the maintenance or expansion of our business, operations and infrastructure;
•	foreign currency exchange rate fluctuations; and
•	general economic and political conditions in our domestic and international markets.

Based upon all of the factors described above, we have a limited ability to forecast our future revenues, costs and expenses, and as a result, our operating results may from time to time fall below our estimates or the expectations of public market analysts and investors.

Risks related to our Business and Market

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018, or the Google Revenue Share Agreement. Under the Google Revenue Share Agreement, we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the year ended December 31, 2020, we recognized revenues of $9.1 million and for the year ended December 31, 2019 we recognized revenues of $12.2 million from the Google Revenue Share Agreement. The Google Revenue Share Agreement has a three-year term and is scheduled to terminate on September 30, 2021. We are in discussions with Google to extend potentially the term of the Google Revenue Share Agreement, but no assurances can be provided as to whether the term will be extended or as to terms of any extension of the agreement. Our results of operations would be adversely affected if the Google Revenue Share Agreement is terminated, either upon its scheduled termination or otherwise, or adversely modified.

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

In 2020 U.S. federal and state and foreign governments and regulatory agencies initiated lawsuits or investigations against Google and Facebook related to certain of their anticompetitive business practices and conduct in the digital advertising and social media industries and we cannot be certain as to how such lawsuits and investigations might affect Google or Facebook or otherwise affect the digital advertising industry.

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

Unfavorable conditions in the market for digital advertising or the global economy or reductions in digital advertising spend could negatively affect our operating results.

Potential revenue growth and profitability of our business depends on digital advertising spend by advertisers in the markets we serve. Our operating results may vary based on changes in the market for digital advertising or the global economy. To the extent that weak economic conditions cause our customers and potential customers to freeze or reduce their advertising budgets, particularly digital advertising, demand for our solution may be negatively affected.

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

Operational Risks

Our business depends on retaining and attracting qualified personnel, and turnover may result in operational inefficiencies that could negatively affect our business.

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced turnover, including, in December 2019, the departure of our former chief financial officer and the promotion of Robert Bertz to chief financial officer. Also, the previous managers of our sales team and our customer service teams left the Company during the quarter ended September 30, 2020. In addition, during the quarter ended September 30, 2020, we commenced a global reduction-in-force and other restructuring actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business. The 2020 Restructuring Plan is expected to ultimately result in the reduction of our global workforce by approximately 60 employees, approximately half of which are located outside of the United States. As of December 31, 2020, the majority of the planned reductions were complete. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions or employee attrition could have an adverse effect on our business as a result of operational and administrative inefficiencies and added costs, decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, which could adversely affect our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, we must successfully integrate any new senior management and other new personnel within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

We do not maintain key person life insurance policies on any of our employees. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. Our business also requires skilled technical, sales and other personnel, who are in high demand and are often subject to competing offers. If we expand into additional geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is intense in our industry and particularly in San Francisco, California. In addition, we may consider expanding our board of directors to add new experience and expertise to our board and to comply with pending board diversity requirements.  Board candidates may be difficult and expensive to recruit and retain and we may incur penalties if we fail to comply with board diversity requirements by applicable deadlines. An inability to retain, attract, relocate and motivate employees and directors required for our business could delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships.

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

The software applications underlying our subscription services are inherently complex and may contain material defects or errors, which may cause disruptions in availability, misallocation of advertising spend or other performance problems. Any such errors, defects, disruptions in service or other performance problems with our software platform, including those resulting from new versions or updates to our software platform or from changes or interruptions to third party applications or systems that we interconnect with, could negatively impact our customers’ businesses or the success of their advertising campaigns and cause harm to our reputation. If we have any errors, defects, disruptions in service or other performance problems with our software platform, customers could elect not to renew or reduce their usage or delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts or an increase in the length of collection cycles for accounts receivable. Errors, defects, disruptions in service or other performance problems could also result in customers making warranty or other claims against us, our giving credits to our customers toward future advertising spend or costly litigation. Changes or interruptions to third party applications or systems that we interconnect with could cause us to incur significant time and expense to remedy such issues or develop integrations with other third-party suppliers. As a result, material defects or errors in our platform could have a material adverse impact on our business and financial performance.

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

Our success in the mobile channel depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as the major operating systems that run on them and the applications that are downloaded onto them. For example, the release of iOS 14 brought with it a number of new changes, including the need for app users to opt-in before their identifier for advertisers, or IDFA, can be accessed by an app (which is currently expected to come into effect in 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. Although Marin doesn't rely heavily on IDFA, low opt-in rates to grant IDFA access may result in advertisers rethinking their conversion tracking strategy. Any reduced ability of advertisers to accurately target and measure their advertising campaigns may cause spend fluctuations.

Further, the design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to access specified content on mobile devices. If our solution were unable to work on these devices or operating systems, either because of technological constraints or because an operating system or app developer, device maker or carrier wished to impair our ability to purchase inventory and provide advertisements, our ability to generate revenue could be significantly harmed.

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

Depending upon the level of our customers’ usage of our software platform, we may need to continually improve our hosting infrastructure to avoid service interruptions or slower system performance.

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

Our solutions must integrate with our customers’ enterprise applications and infrastructures. If we cannot efficiently implement our solutions for customers, we may lose customers.

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

Increasing our customer base and achieving broader market acceptance of our software platform will depend to an extent on our ability to maintain or expand our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new customers and our marketing organization to generate a sufficient pipeline of qualified sales leads. We may need to restructure or expand our sales team in order to maintain or increase revenues from new and existing customers and to further penetrate our existing markets. Our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate, train or retain sufficient highly qualified sales personnel. In 2020, we commenced the 2020 Restructuring Plan to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business, which resulted in changes to the leadership, structure and composition of our sales and marketing teams. These changes, and any future changes, in our sales and marketing teams could be disruptive to our operations. In addition, we may need to invest in lead generation activities to develop our pipeline of qualified opportunities for our sales force, which could increase our marketing expenses. If our lead generation activities do not increase our pipeline or if our sales force is unable to close opportunities at a high rate, then we may not generate an increase in revenues.

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

We currently have personnel and/or customers in China, England, France, Ireland, Japan and Singapore, as well as the United States. Due to our international exposure, our business is susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. In 2020, we commenced a restructuring of our international corporate structure to address pending changes in international tax laws and regulations, and completion of such restructuring may cause us to incur some additional expense. The risks and challenges associated with international expansion include:

•	the need to support and integrate with local publishers and partners;
•	continued localization of our platform, including translation into foreign languages and associated expenses;
•	competition with companies that have greater experience in the local markets than we do or who have pre-existing relationships with potential customers in those markets;
•

compliance with multiple, potentially conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations and legal and operational changes resulting from the departure of the United Kingdom from the European Union;

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Chinese Yuan, Euros, Japanese Yen and Singaporean Dollars. In addition, we incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. In addition, the continued uncertainty around the full impact of Brexit and the exact trade arrangements upon exit has adversely impacted global markets, including currencies, and resulted in a decline and volatility in the value of the British Pound Sterling and the Euro, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates and global financial markets is expected to continue due to a number of factors, including uncertainty surrounding Brexit trade arrangements and the recent political and economic uncertainty globally. If the U.S. Dollar strengthens relative to foreign currencies as it has been since the second quarter of 2018, our non-U.S. revenues would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of U.S. and foreign currency-denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Managing a global organization has placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage our operations effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Managing a global and geographically dispersed workforce and operation has required substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and operations reporting procedures, and we may not be able to do so effectively. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the 2020 Restructuring Plan which we began implementing in July 2020, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Further, supporting our customers and operations, and driving future growth, we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth or change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

Regulatory and Compliance Risks

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

The General Data Protection Regulation, or the GDPR, is applicable in all European Union member states and prescribes data protection requirements in the European Union and substantial fines for non-compliance. We make use of model contractual clauses approved by the European Commission in relation to the transfer of personal data from the European Union to the United States. The European Commission’s model contractual clauses are subject to changes and legal challenges in the European Union, however, and it is unclear whether these will continue serve as appropriate means for us to transfer personal data from the European Union to the United States. Some features of our subscription services use cookies, which trigger the data protection requirements of certain foreign jurisdictions, such as the GDPR and the EU ePrivacy Directive. In addition, our services collect data about visitors’ interactions with our advertiser clients that may be subject to regulation under current or future laws or regulations. If our privacy or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, audits or other liabilities in such jurisdictions, or our advertisers may terminate their relationships with us. In addition, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, clients, or partners outside the United States. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign clients and partners are not able to lawfully transfer data to us.

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from or through the activities of visitors could be collected, processed or stored. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. For example, the California Consumer Privacy Act, or the CCPA, took effect January 1, 2020, which provides new data privacy rights for consumers and new disclosure and operational requirements for companies. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In connection with the United Kingdom leaving the European Union, new or amended data privacy laws may be adopted in the United Kingdom. The burdens imposed by the GDPR and CCPA, and changes to existing laws or new laws regulating the solicitation, collection or processing of personal and consumer information, truth-in-advertising and consumer protection could affect our customers’ utilization of digital advertising and marketing, potentially reducing demand for our subscription services, or impose restrictions that make it more difficult or expensive for us to provide our services.

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

As of December 31, 2020, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 and 2022 for federal and state purposes, respectively. Our federal net operating loss generated in 2018 and after can be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

We are required under GAAP to review our amortizable long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. In the future we may be required to record a significant charge to earnings in our consolidated financial statements for the period in which any impairment of our long-lived assets is determined. This could adversely impact our results of operations and harm our business.

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

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. If a company’s shares trade for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. As of February 19, 2021, the closing price of our common stock on Nasdaq was $2.63. The closing price of common stock on Nasdaq was below $1.00 for a total of four days in 2020, but not for more than a maximum of three consecutive trading days in 2020. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. If Nasdaq delists our securities for trading on the Nasdaq, we could face significant adverse consequences, including:

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to December 31, 2020) has been volatile. From January 1, 2019 through December 31, 2020, the closing sales price of our common stock on The Nasdaq Global Market ranged from $0.87 to $7.18 per share. From January 1, 2021 through February 19, 2021, the closing sales price of our common stock on The Nasdaq Global Market ranged from $1.99 to $3.06 per share. Factors affecting the market price of our common stock include:

•

variations in, or forward-looking guidance regarding, our revenues, gross margin, operating results, free cash flow, loss per share, revenue retention rates, annualized advertising spend on our platform, adjusted EBITDA and how these results compare to analyst and investor expectations;

•

announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements or other developments by us or related to our competitors, including any announcements of regulatory actions, lawsuits or other developments, such as the recently announced U.S. and state government lawsuits against Google and Facebook;

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

On March 14, 2019, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on May 10, 2019. Pursuant to an equity distribution agreement between us and JMP Securities, common stock with an aggregate offering price of up to $13.0 million could be issued and sold pursuant to an “at-the-market” offering for sales of our common stock. As of December 31, 2020, 3.4 million shares of our common stock have been sold pursuant to the equity distribution agreement since it was established, for net proceeds of approximately $9.4 million. During the year ended December 31, 2020, we sold 2.7 million shares of our common stock under the equity distribution agreement for net proceeds of approximately $7.5 million. The 2.7 million shares of our common stock that we issued under the equity distribution agreement during 2020 increased the number of outstanding shares of our common stock by approximately 40%. During February 2021 we sold an additional 1.2 million shares of our common stock under the equity distribution agreement and received proceeds of $3.1 million, net of offering costs of $0.1 million, at a weighted average sales price of $2.68 per share. There are currently no additional amounts available to be sold under this equity distribution agreement, but we intend to explore other options to raise additional financing.

Because management has broad discretion as to the use of the net proceeds from our recent or any potential future sales of securities, you may not agree with how we use them, and such proceeds may not be applied successfully.

Our management will have broad discretion over the use of proceeds from our recent or any potential future sales of our securities. We currently intend to use the net proceeds from our “at-the-market” offering to fund research and development of our technology and for working capital and general corporate purposes. However, our management will have broad discretion in the application of the net proceeds from such offering and any future offerings and could spend the proceeds in ways that do not necessarily improve our operating results or enhance the value of our common stock, or that you otherwise do not agree with. The failure of our management to apply these funds effectively could, among other things, result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

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

General Risk Factor

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

Our corporate headquarters are located in San Francisco, California, where we occupy facilities totaling approximately 43,000 square feet under a lease which expires in July 2022. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. We sublease approximately 14,300 square feet of this property to an unrelated third party through a separate agreement which expires in July 2022.

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

Holders of Our Common Stock

As of February 19, 2021, there were 47 stockholders of record. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”) which is incorporated into this report by reference.

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended December 31, 2020.

Recent Issuer Purchases of Equity Securities

We made no purchases of equity securities during the quarter ended December 31, 2020.

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

We derived the consolidated statements of operations data for the years ended December 31, 2020 and 2019, and the consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data includes the impact of our acquisitions and divestitures.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Revenues, net	$29,983	$49,036	$58,631	$74,991	$99,878
Cost of revenues (1) (2) (3)	17,946	22,843	27,154	32,520	35,203
Gross profit	12,037	26,193	31,477	42,471	64,675
Operating expenses:
Sales and marketing (1) (2) (3)	6,958	15,836	23,425	26,936	32,889
Research and development (1) (2) (3)	12,815	17,845	22,450	26,564	27,841
General and administrative (1) (2) (3)	8,559	10,446	13,113	16,444	19,890
Impairment of goodwill	—	1,910	14,740	2,797	—
Total operating expenses	28,332	46,037	73,728	72,741	80,620
Loss from operations	(16,295)	(19,844)	(42,251)	(30,270)	(15,945)
Gain on divestiture	—	5,064	—	—	—
Other income (expenses), net	1,533	2,252	1,593	(214)	869
Loss before (benefit from) provision for income taxes	(14,762)	(12,528)	(40,658)	(30,484)	(15,076)
(Benefit from) provision for income taxes	(711)	(120)	586	1,007	1,404
Net loss available to common stockholders	$(14,051)	$(12,408)	$(41,244)	$(31,491)	$(16,480)
Net loss per share available to common stockholders, basic and diluted (4)	$(1.91)	$(1.95)	$(7.13)	$(5.59)	$(3.01)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted (4)	7,344	6,373	5,783	5,638	5,474

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenues	$251	$533	$739	$822	$1,314
Sales and marketing	353	681	957	827	1,281
Research and development	607	1,025	1,398	1,996	4,989
General and administrative	283	425	877	1,059	2,711
	$1,494	$2,664	$3,971	$4,704	$10,295

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was allocated as follows:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenues	$47	$875	$938	$971	$1,027
Sales and marketing	—	64	658	877	934
Research and development	48	875	938	969	1,027
General and administrative	—	—	3	33	92
	$95	$1,814	$2,537	$2,850	$3,080

(3)	Restructuring-related expenses included in the consolidated statements of operations data above were allocated as follows:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenues	$529	$96	$176	$—	$184
Sales and marketing	304	401	827	—	348
Research and development	215	—	115	—	44
General and administrative	128	—	158	—	20
	$1,176	$497	$1,276	$—	$596

(4)	See Note 15 of the consolidated financial statements for an explanation of the calculations of basic and diluted net loss per share available to common stockholders.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,280	$11,134	$10,210	$27,544	$34,420
Property and equipment, net	5,477	8,524	11,815	15,559	20,581
Total assets	37,009	42,293	46,792	83,369	107,093
Total stockholders’ equity	15,815	21,060	29,371	62,783	87,598

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. References to “2020” and “2019” refer to the year ended December 31, 2020 and the year ended December 31, 2019, respectively.

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

Our current product lineup consists of MarinOne and our two legacy products, Marin Search and Marin Social. We have been migrating customers, and we expect to continue to migrate customers in the first half of 2021, from Marin Search and Marin Social to MarinOne.

•

MarinOne. Our next-generation solution brings search, social and eCommerce advertising into a single-platform that helps advertisers maximize a customer journey that spans Google, Facebook, Twitter and Amazon by combining the power of Marin Search and Marin Social with new channels like LinkedIn, Apple Search Ads and YouTube.

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

In December 2019, the novel coronavirus causing the disease COVID-19 was reported in China and in March 2020 the World Health Organization declared it a pandemic. We believe that the COVID-19 pandemic has had and continues to have an adverse impact on many of our customers and their businesses and their spending on digital advertising and has had an adverse impact on our recent results of operations and is likely to continue to affect our future results of operations. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including containment of COVID-19, the availability, deployment and efficacy of vaccines, impact on our customers and our sales cycles, and impact on our employees, all of which are uncertain and cannot be predicted. At this time, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain. Since mid-March 2020, some of our customers have reduced the amount of digital advertising spend that they manage using our product which has had an adverse effect on our results of operations and some of our customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Also, since mid-March 2020 most of our employees have not been able to work from our offices and have been working from home, which could cause some disruptions or delays in our business activities, including our product development efforts.

During the third quarter of 2020, the Company commenced the implementation of a restructuring and reduction-in-force plan to reduce the Company’s operating costs and address the impact of the COVID-19 pandemic, which is ultimately expected to result in the reduction of the Company’s global workforce by approximately 60 employees, approximately half of which are located outside of the United States (“2020 Restructuring Plan”). As of December 31, 2020, the majority of the planned workforce reductions were complete with the remainder expected to be completed over the next few quarters.

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

Our long-term strategic agreements have historically included multiple-year terms and are invoiced quarterly. Our largest agreement with Google was entered into in December 2018 with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”) and includes both a fixed baseline amount and a variable portion based on a percentage of relevant advertising search spend above the baseline threshold that runs through our technology platform. The Google Revenue Share Agreement has a three-year term; however, until March 2020, when we and Google executed the first amendment to the original agreement (the “First Amendment”), Google could terminate the Google Revenue Share Agreement after two years, with no penalty if we did not meet certain financial metrics. Accordingly, the Company accounted for the Google Revenue Share Agreement as a two-year agreement with one optional renewal year. The revenue impact of the third year is being accounted for prospectively from the date of the First Amendment. Our other long-term strategic agreements are generally variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 25% of total revenues for both 2020 and 2019. The Google Revenue Share Agreement accounted for approximately 31% of our revenues in 2020 and approximately 25% in 2019.

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

Impairment of Goodwill

In November 2019, we performed an impairment assessment of goodwill utilizing the simplified method which resulted in an impairment of goodwill of $1.9 million at that time, reducing the goodwill balance to zero

Gain on Divestiture

The gain on divestiture related to the divestiture of the assets and liabilities of our Perfect Audience business to unrelated third party SharpSpring, Inc. in November 2019. It represents the difference between net proceeds received and the net liabilities of Perfect Audience that were transferred to SharpSpring, Inc.

Other Income, Net

Other income, net, primarily consists of sublease income and foreign currency transaction gains and losses, as well as interest income earned on our cash equivalents offset by the interest expense related to our outstanding note payable and finance lease liabilities.

Benefit from Income Taxes

The benefit from income taxes consists of federal, state and foreign income taxes. Due to recent losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2020. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

The following table is a summary of our consolidated statements of operations for the specified periods and results of operations as a percentage of revenues for those periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods. Percentage of revenues figures are rounded and therefore may not subtotal exactly.

A discussion regarding our consolidated statements of operations and results of operations as a percentage of revenue for 2020 compared to 2019 is presented below. A discussion regarding our financial condition and results of operations for 2019 compared to 2018 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 23, 2020, which is available free of charge on the SEC’s website at www.sec.gov.

	Years Ended December 31,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net	$29,983	100%	$49,036	100%
Cost of revenues (1) (2) (3)	17,946	60	22,843	47
Gross profit	12,037	40	26,193	53
Operating expenses:
Sales and marketing (1) (2) (3)	6,958	23	15,836	32
Research and development (1) (2) (3)	12,815	43	17,845	36
General and administrative (1) (2) (3)	8,559	29	10,446	21
Impairment of goodwill	—	—	1,910	4
Total operating expenses	28,332	94	46,037	94
Loss from operations	(16,295)	(54)	(19,844)	(40)
Gain on divestiture	—	—	5,064	10
Other income, net	1,533	5	2,252	5
Loss before benefit from income taxes	(14,762)	(49)	(12,528)	(26)
Benefit from income taxes	(711)	(2)	(120)	—
Net loss	$(14,051)	(47)%	$(12,408)	(25)%

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
Cost of revenues	$251	$533
Sales and marketing	353	681
Research and development	607	1,025
General and administrative	283	425
	$1,494	$2,664

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
Cost of revenues	$47	$875
Sales and marketing	—	64
Research and development	48	875
General and administrative	—	—
	$95	$1,814

(3)	Restructuring-related expenses included in the consolidated statements of operations data above were as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
Cost of revenues	$529	$96
Sales and marketing	304	401
Research and development	215	—
General and administrative	128	—
	$1,176	$497

The following table sets forth our consolidated revenues by geographic area, as well as the related percentages of total revenues, for the specified periods.

	Years Ended December 31,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net by geography
United States of America	$22,409	75%	$36,718	75%
United Kingdom	3,905	13	5,489	11
Other	3,669	12	6,829	14
Total revenues, net	$29,983	100%	$49,036	100%

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Years Ended December 31,
	2020	2019
	(in thousands)
Net loss	$(14,051)	$(12,408)
Depreciation	1,924	1,934
Amortization of internally developed software	2,984	3,904
Amortization of intangible assets	95	1,814
Benefit from income taxes	(711)	(120)
Impairment of goodwill	—	1,910
Stock-based compensation expense	1,494	2,664
Capitalization of internally developed software costs	(1,869)	(2,056)
Restructuring related expenses	1,176	497
Gain on divestiture	—	(5,064)
Other income, net	(1,533)	(2,252)
Adjusted EBITDA	$(10,491)	$(9,177)

Comparison of the Years Ended December 31, 2020 and 2019

Revenues, Net

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenues, net	$29,983	$49,036	$(19,053)	(39)%

Revenues, net in 2020 decreased by $19.1 million, or 39%, as compared to 2019. During 2020, we experienced ongoing customer turnover that was only partially offset by new customer bookings. Since mid-March 2020, some of our customers have reduced the amount of digital advertising spend that they manage using our product due to the impact of the COVID-19 pandemic. Additionally, in November 2019, we divested our Perfect Audience business which contributed $2.5 million of revenues, net in 2019. Revenues, net in 2020 and 2019 are inclusive of $9.1 million and $12.2 million, respectively, from the Google Revenue Share Agreement, as described in Note 3 to the consolidated financial statements.

Revenues, net in 2020 and 2019 from our customers located in the United States represented 75% of total revenues in both years. The Google Revenue Share Agreement accounted for 31% and 25% of total revenues, net for 2020 and 2019, respectively.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenues	$17,946	$22,843	$(4,897)	(21)%
Gross profit	12,037	26,193	(14,156)	(54)
Gross margin	40%	53%

Cost of revenues in 2020 decreased by $4.9 million, or 21%, as compared to 2019. The decrease was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which led to a decrease of $1.9 million in compensation and benefits expense, including stock-based compensation expense, as compared to 2019. This reduction in headcount also contributed to a decrease in allocated facilities and information technology costs of $0.5 million in 2020. We experienced a decrease of $0.9 million in hosting costs in 2020 due to a decline in usage of our hosting platform, and a decrease in the amortization of intangible assets of $0.8 million as our remaining intangible assets became fully amortized in the first quarter of 2020. Additionally, amortization of internally developed software costs decreased by $0.9 million in 2020, due primarily to the timing of the capitalization of certain internal projects as compared to 2019. Partially offsetting these decreases was an increase of $0.4 million in restructuring costs in 2020 related to our 2020 Restructuring Plan.

We expect cost of revenues to decrease in the near term in absolute dollars as savings from the 2020 Restructuring Plan are realized and we continue our efforts to realign our cost structure with our revenues.

Our gross margin decreased to 40% during 2020, as compared to 53% during 2019. This was primarily due to our revenues, net, declining at a faster rate than the corresponding decrease in costs, in part due to the timing of revenue recognition from the Google Revenue Share Agreement.

Sales and Marketing

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$6,958	$15,836	$(8,878)	(56)%
Percent of revenues, net	23%	32%

Sales and marketing expenses in 2020 decreased by $8.9 million, or 56%, as compared to 2019. This decrease was primarily due to a reduction in the global sales support and marketing headcount, including reductions that were part of our restructuring activities during 2020, contributing to net decreases of $5.9 million in personnel-related costs, and $1.5 million in allocated facilities and information technology costs as compared to 2019. Additionally, our marketing costs decreased by $1.1 million, as we eliminated or shifted the timing of certain of our marketing activities.

We expect sales and marketing expenses to decrease in the near term in absolute dollars as savings from the 2020 Restructuring Plan are realized and we continue our efforts to realign our cost structure with our revenues.

Research and Development

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development	$12,815	$17,845	$(5,030)	(28)%
Percent of revenues, net	43%	36%

Research and development expenses in 2020 decreased by $5.0 million, or 28%, as compared to 2019. The decrease was primarily due to a reduction in the number of full-time research and development personnel, resulting in a decrease of $3.5 million in compensation expense and $0.6 million in allocated facilities and information technology costs as compared to 2019. Additionally, amortization of intangible assets decreased by $0.8 million as our remaining intangible assets became fully amortized in the first quarter of 2020.

We expect research and development expenses to decrease in the near term in absolute dollars as savings from the 2020 Restructuring Plan are realized and we continue our efforts to realign our cost structure with our revenues.

General and Administrative

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$8,559	$10,446	$(1,887)	(18)%
Percent of revenues, net	29%	21%

General and administrative expenses in 2020 decreased by $1.9 million, or 18%, as compared to 2019. Compensation and benefits expense decreased by $1.7 million in 2020, primarily due to a reduction in headcount. Also contributing to the decrease were lower professional fees of $0.5 million as we reduced the number of contractors and the scope of our activities with consultants and other advisors.

We expect our general and administrative expenses to decrease in the near term in absolute dollars as savings from the 2020 Restructuring Plan are realized and we continue our efforts to realign our cost structure with our revenues.

Impairment of Goodwill

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Impairment of goodwill	$—	$1,910	$(1,910)	(100)%
Percent of revenues, net	—%	4%

We recorded a goodwill impairment charge of $1.9 million in the fourth quarter of 2019, reducing the goodwill balance to zero at that time. Refer to Note 2 and Note 6 of the accompanying consolidated financial statements for additional information on this goodwill impairment charge.

Gain on Divestiture

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Gain on divestiture	$—	$5,064	$(5,064)	100%

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

Other Income, Net

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Other income, net	$1,533	$2,252	$(719)	(32)%

Other income, net, primarily consists of sublease income recorded under agreements for portions of our San Francisco and Portland office spaces, with terms through July 2022 and May 2020, respectively, as well as foreign currency transaction gains and losses and interest income and expense. In 2020, we generated sublease income of $1.7 million, as compared to $2.3 million in 2019. Foreign currency transaction losses and interest expense were each less than $0.1 million in both 2020 and 2019.

(Benefit from) Provision for Income Taxes

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Benefit from income taxes	$(711)	$(120)	$(591)	493%

The benefit from income taxes in 2020 totaled $0.7 million, as compared to a benefit for income taxes of $0.1 million in 2019. The primary reason for this increase was the current foreign income tax provision which was driven by changes to the reserve for uncertain tax positions.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2020. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands)
Revenues, net	$7,252	$6,796	$7,275	$8,660	$11,384	$11,728	$12,476	$13,448
Cost of revenues (1) (2) (3)	3,693	4,323	4,585	5,345	5,536	5,567	5,929	5,811
Gross profit	3,559	2,473	2,690	3,315	5,848	6,161	6,547	7,637
Operating expenses
Sales and marketing (1) (2) (3)	1,275	1,491	1,880	2,312	3,383	3,732	4,087	4,634
Research and development (1) (2) (3)	2,934	3,106	3,338	3,437	4,418	3,872	4,660	4,895
General and administrative (1) (2) (3)	2,436	2,131	2,011	1,981	2,317	2,631	2,277	3,221
Impairment of goodwill	—	—	—	—	1,910	—	—	—
Total operating expenses	6,645	6,728	7,229	7,730	12,028	10,235	11,024	12,750
Loss from operations	(3,086)	(4,255)	(4,539)	(4,415)	(6,180)	(4,074)	(4,477)	(5,113)
Gain on divestiture	—	—	—	—	5,064	—	—	—
Other income, net	416	111	537	469	540	640	532	540
Loss before (benefit from) provision for income taxes	(2,670)	(4,144)	(4,002)	(3,946)	(576)	(3,434)	(3,945)	(4,573)
(Benefit from) provision for income taxes	(143)	(72)	(521)	25	(50)	(161)	58	33
Net loss	$(2,527)	$(4,072)	$(3,481)	$(3,971)	$(526)	$(3,273)	$(4,003)	$(4,606)
Net loss per share available to common stockholders, basic and diluted	$(0.29)	$(0.58)	$(0.50)	$(0.58)	$(0.08)	$(0.49)	$(0.65)	$(0.77)

(1)	Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands)
Cost of revenues	$47	$(19)	$129	$94	$139	$127	$142	$125
Sales and marketing	70	24	149	110	141	155	205	180
Research and development	100	123	217	167	209	266	269	281
General and administrative	69	67	72	75	75	105	146	99
Total stock-based compensation expense	$286	$195	$567	$446	$564	$653	$762	$685

(2)	Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands)
Cost of revenues	$—	$—	$—	$47	$173	$234	$234	$234
Sales and marketing	—	—	—	—	—	—	—	64
Research and development	—	—	—	48	173	234	234	234
General and administrative	—	—	—	—	—	—	—	—
Total amortization of intangible assets	$—	$—	$—	$95	$346	$468	$468	$532

(3)	Restructuring-related expenses included in the consolidated statements of operations data above were as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands)
Cost of revenues	$7	$529	$—	$(7)	$90	$—	$—	$6
Sales and marketing	40	214	—	50	178	—	66	157
Research and development	30	185	—	—	—	—	—	—
General and administrative	5	123	—	—	—	—	—	—
Total restructuring related expenses	$82	$1,051	—	$43	$268	$—	$66	$163

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(as a % of revenues, net)
Revenues, net	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	51	64	63	62	49	47	48	43
Gross profit	49	36	37	38	51	53	52	57
Operating expenses
Sales and marketing	18	22	26	27	30	32	33	34
Research and development	40	46	46	40	39	33	37	36
General and administrative	34	31	28	23	20	22	18	24
Impairment of goodwill	-	—	—	—	17	—	—	—
Total operating expenses	92	99	99	89	106	87	88	95
Loss from operations	(43)	(63)	(62)	(51)	(54)	(35)	(36)	(38)
Gain on divestiture	-	—	—	—	44	—	—	—
Other income, net	6	2	7	5	5	5	4	4
Loss before (benefit from) provision for income taxes	(37)	(61)	(55)	(46)	(5)	(29)	(32)	(34)
(Benefit from) provision for income taxes	(2)	(1)	(7)	—	—	(1)	—	—
Net loss	(35)%	(60)%	(48)%	(46)%	(5)%	(28)%	(32)%	(34)%

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering, or the IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. In 2019 and 2020 we raised total net proceeds of $9.4 million from an at-the-market offering program administered by JMP Securities and in 2020 we received proceeds of $3.3 million from a loan through the Paycheck Protection Program. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of December 31, 2020, our principal source of liquidity was our unrestricted cash and cash equivalents of $14.3 million. Our primary operating cash requirements include the payment of compensation and other employee-related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain a $0.4 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco and a $0.1 million irrevocable letter of credit to secure the non-cancelable lease for our office in Paris. These balances are reflected as restricted cash on the consolidated balance sheets of the accompanying consolidated financial statements. We maintain cash balances in our foreign subsidiaries. As of December 31, 2020, we had $14.3 million of unrestricted cash and cash equivalents in aggregate, of which $1.2 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA, which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries, and a tax on earnings of foreign subsidiaries in excess of a specified return on the subsidiaries' tangible assets, known as the Global Intangible Low-Taxed Income, or GILTI. We completed our analysis of the accounting for the transition tax in the fourth quarter of 2018 and there was no tax due as a result of significant accumulated losses in our foreign subsidiaries. We also determined that no GILTI inclusion would be required in 2019 or 2020 as our foreign subsidiaries have accumulated significant losses. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

On March 14, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019, under which we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50.0 million. As part of the shelf registration statement, we entered into an equity distribution agreement with JMP Securities LLC under which we could offer and sell shares of our common stock having an aggregate offering price of up to $13.0 million through an at-the-market offering program administered by JMP Securities. We were not required to sell any of our stock under this program. JMP Securities was entitled to compensation of up to 5.0% of the gross proceeds from sales of our common stock pursuant to the equity distribution agreement. We intend to use the net proceeds from the sale of securities under the equity distribution agreement primarily for working capital and general corporate purposes. For the year ended December 31, 2020, we sold 2.7 million shares of our common stock under the equity distribution agreement, and received proceeds of $7.5 million, net of offering costs of $0.5 million, at a weighted average sales price of $2.92 per share. For the year ended December 31, 2019, we sold 0.7 million shares of our common stock under the equity distribution agreement, and received proceeds of $1.6 million, net of offering costs of $0.2 million, at a weighted average sales price of $2.82 per share. During February 2021 we sold an additional 1.2 million shares of our common stock under the equity distribution agreement and received proceeds of $3.1 million, net of offering costs of $0.1 million, at a weighted average sales price of $2.68 per share. There are currently no additional amounts available to be sold under this equity distribution agreement.

In May 2020, we entered into a loan agreement with a lender for the loan in an aggregate principal amount of $3.3 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. We received the Loan proceeds on May 12, 2020. We expect to apply for forgiveness of approximately $2.9 million due under the Loan once the Lender opens the application process, but no assurances can be provided as to the amount or timing of any potential Loan forgiveness. See Note 9 to the accompanying consolidated financial statements for further discussion of this loan.

We have incurred significant losses in each fiscal year since our incorporation in 2006, and we expect to continue to incur losses and negative cash flows in the future. Based on our current and anticipated level of operations, including our internal forecasts and projections, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our operations for at least the next 12 months. Our ability to achieve our business objectives and to continue to meet our obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including the extent of customer acceptance and adoption of our new MarinOne platform and other market conditions and the effect of the COVID-19 pandemic. The COVID-19 pandemic has disrupted and continues to disrupt economic markets and the full economic impact, duration and spread of COVID-19 is uncertain at this time and difficult to predict considering the rapidly evolving landscape. Since mid-March 2020, some of our customers have reduced the amount of digital advertising spend that they manage using our products, which has had an adverse effect on our results of operations, and some of our customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Although we have pursued and expect to continue to pursue additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. During the second half of 2020, we commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business (the “2020 Restructuring Plan”). The 2020 Restructuring Plan is expected to ultimately result in the reduction of our global workforce by approximately 60 employees, approximately half of which are located outside of the United States. We completed the majority of the workforce reductions during 2020 and recognized $1.2 million in restructuring charges. Our ability to continue as a going concern is substantially dependent upon our ability to improve customer retention rates, increase new bookings, and manage our cash flows. Other factors that may significantly affect our ability to continue as a going concern include one or more of the following; our ability to obtain partial forgiveness of our loan under the Paycheck Protection Program, our ability to renew our revenue sharing agreement with Google on acceptable terms, our ability to raise additional financing, and our ability to further reduce our expenses.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(5,675)	$(1,236)
Net cash (used in) provided by investing activities	(1,884)	1,607
Net cash provided by financing activities	10,233	260
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	41	(29)
Net increase in cash and cash equivalents and restricted cash	$2,715	$602

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

Cash used in operating activities in 2020 of $5.7 million was primarily the result of a net loss of $14.1 million, which was partially offset by non-cash expenses of $6.8 million, primarily consisting of depreciation, amortization, stock-based compensation expense, provision for bad debts and net changes in operating leases, and a $1.6 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $4.1 million due to the decrease in revenues and the timing of related collections and (2) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $2.5 million due to the timing of related disbursements and lower accrued payroll-related costs driven by lower headcount.

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

Investing Activities

In 2020, investing activities primarily consisted of $1.9 million of capitalized internally developed software costs. In 2019 investing activities primarily consisted of net proceeds from the divestiture of Perfect Audience. Capital expenditures may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities in 2020 was $10.2 million. This primarily consisted of $7.7 million of net cash proceeds from the issuance of common shares pursuant to our equity distribution agreement with JMP Securities and $3.3 million net proceeds from our Loan pursuant to the PPP under the CARES Act, partially offset by $0.6 million of net repayments under our right-of-use finance lease liabilities and $0.2 million in employee taxes paid for withheld shares upon the settlement of equity awards.

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

Contractual Obligations and Commitments

Our principal commitments consist of operating leases for office space, net of sublease income. As of December 31, 2020, the future minimum payments under these commitments, were as follows:

	Payments Due By Period
	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Note payable	$3,320	$1,854	$1,466	$—	$—
Finance lease obligations	15	15	—	—	—
Operating leases obligations	8,962	7,117	1,845	—	—
Sublease income	(1,721)	(1,105)	(616)	—	—
Total	$10,576	$7,881	$2,695	$—	$—

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

The note payable relates to our loan pursuant to the PPP under the CARES Act. We expect to apply for forgiveness of approximately $2.9 million due under the loan once the Lender opens the application process, but no assurances can be provided as to the amount or timing of any potential loan forgiveness. See Note 9 to the accompanying consolidated financial statements for further discussion of this loan.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of December 31, 2020.

In addition to the obligations in the table above, we have approximately $1.4 million of uncertain tax positions that have been recorded as liabilities as of December 31, 2020. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of December 31, 2020, other than operating leases and related subleases, as described in the Notes to the consolidated financial statements, and the irrevocable letter of credit described above.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future.

Since March 2020, we have undertaken measures to protect our employees and customers in response to the COVID-19 pandemic. There can be no assurance that these measures will be effective, however, or that we can adopt them without adversely affecting our business operations. In addition, the COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our platform and harm our business and results of operations.

Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect these estimates or our future financial condition or results of operations. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. These strategic agreements are generally billed on a quarterly basis. The majority of the strategic agreement revenue is concentrated to one revenue share agreement, executed with Google in December 2018, but with an effective date of October 1, 2018. Under this agreement, which constitutes a single performance obligation, we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. The agreement requires us to reinvest a specified percentage of these revenue share payments to drive our search technology platform innovation. The performance obligation is satisfied over time ratably over the contractual term of two years, since Google simultaneously receives and consumes the benefit from our performance, using an output method based upon the passage of time. We believe this provides a faithful depiction of the pattern of transfer of control. The agreement carries a three-year term; however, until March 2020, when we and Google executed the first amendment to the agreement, the term was cancellable by Google after two years with no penalty if we did not meet certain financial metrics, and, therefore, we historically evaluated the agreement as a two-year agreement with one optional renewal year. We are accounting for the impact of the third year prospectively as of the date of execution of the first amendment.

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

Our allowance for doubtful accounts reflects our best estimate of probable losses inherent in our receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. When collection of an outstanding balance is no longer probable, we will either partially or fully write-off the balance against the allowance for doubtful accounts. The allowance for doubtful accounts charges are included as a component of general and administrative expenses. Our reserve for revenue credits relates to service credits that are expected to be issued to customers during the ordinary course of business. These credits typically relate to customer disputes and billing adjustments and are recorded as reductions to revenues, net. Reserves for revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance and are estimated using the expected value method based on an analysis of credits issued in previous periods. These estimates could change significantly for various reasons, including changes in our customers' financial condition, interruptions to our platform or deterioration in the economy.

Other Long-Lived Assets -- Impairment Assessments

We periodically review the carrying amounts of other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of such assets (or asset group) to the future undiscounted cash flow we expect the assets (or asset group) to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We make judgments about the recoverability of purchased intangible assets whenever events or changes in circumstances indicate that an impairment may exist.

Each period we evaluate the estimated remaining useful lives of other long-lived assets to assess whether a revision to the remaining periods of amortization is required. Assumptions and estimates about remaining useful lives of our intangible and other long-lived assets are subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any long-lived asset impairment charges to date.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of December 31, 2020, we had unrestricted cash and cash equivalents of $14.3 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 25% for both 2020 and 2019. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency (losses) gains included in determining net loss were less than $(0.1) million, in both 2020 and 2019. Transaction gains and losses are included in other income, net.

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

Management, with the participation of our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the disclosure controls and procedures as of the end of the period. Based on such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters will be set forth under the headings “Election of Directors”, “Executive Officers”, “Additional Information – Delinquent Section 16(a) Reports”, and “Board of Directors and Committees of the Board; Corporate Governance Standards and Director Independence – Code of Business Conduct and Ethics”, and “– Committees of the Board – Audit Committee” in the Proxy Statement and is incorporated into this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be set forth under the headings “Election of Directors – Director Compensation” and “Executive Compensation” in the Proxy Statement and is incorporated into this report by reference.

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

The information required by this item regarding related party transactions and director independence will be set forth under the headings “Board of Directors and Committees of the Board; Corporate Governance Standards and Director Independence,” and “Related Party Transactions” in the Proxy Statement and is incorporated into this report by reference.

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

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Equity Distribution Agreement by and between Registrant and JMP Securities LLC, dated March 14, 2019.	S-3	333-230275	1.2	3/14/2019

2.1	Asset Purchase Agreement by and among the Registrant and SharpSpring, Inc. dated November 21, 2019.	8-K	001-35838	99.1	11/21/2019

3.1	Restated Certificate of Incorporation.	10-Q	001-35838	3.1	5/9/2013

3.2	Restated Bylaws.	10-Q	001-35838	3.2	5/9/2013

3.3	Certificate of Amendment to Certificate of Incorporation.	8-K	001-35838	3.1	10/5/2017

4.1	Form of Common Stock Certificate.	S-1/A	333-186669	4.1	3/15/2013

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35838	4.2	3/23/2020

10.1	Form of Indemnification Agreement.	10-K	001-35838	10.1	3/1/2019

10.2#	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-186669	10.2	2/13/2013

10.3#	2013 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, and RSU award agreement.	S-1/A	333-186669	10.3	3/4/2013

10.4#	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-186669	10.4	3/4/2013

10.5	Master Services Agreement, dated as of August 3, 2009, by and between the Registrant and Switch Communications Group L.L.C.	S-1	333-186669	10.7	2/13/2013

10.6#	Form of Severance and Change in Control Agreement between the Registrant and each of the executive officers.	S-1/A	333-186669	10.9	3/11/2013

10.7#	Executive Bonus Compensation Plan.	10-K	001-35838	10.11	2/20/2015

10.9#	Description of Director Compensation Program.	10-K	001-35838	10.14	2/20/2015

10.11#	Transition and Separation Agreement, dated as of September 14, 2015, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.4	11/5/2015

10.12	Office Lease, dated as of January 7, 2011, by and between the Registrant and 123 Mission, LLC, as amended.	10-K	001-35838	10.16	2/23/2016

10.13#	Offer Letter, dated as of August 23, 2016, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.1	11/9/2016

10.14†	Revenue Share Agreement, dated December 11, 2019, by and between the Registrant and Google LLC.	10-K	001-35838	10.16	3/14/2019

10.15#	Offer Letter, dated August 23, 2016, by and between the Registrant and Wister Walcott.	10-K	001-35838	10.17	3/14/2019

10.16#	Offer Letter, dated December 5, 2019, by and between the Registrant and Robert Bertz.	10-K	001-35838	10.18	3/23/2020

10.17#	Amended and Restated Severance and Change in Control Agreement, dated January 28, 2021, by and between the Registrant and Robert Bertz.					X

10.18	Amendment No. 1 to Google Revenue Share Agreement, dated as of March 17, 2020, by and between the Registrant and Google LLC.	10-K	001-35838	10.20	3/23/2020

10.19	Note with Harvest Small Business Finance dated May 4, 2020	10-Q	001-35838	10.1	5/12/2020

10.20#	Form of Waiver under Change in Control and Severance Agreement	8-K	001-35838	99.1	5/21/2020

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated July 9, 2019.	8-K	001-35838	16.01	7/10/2019

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Schema Linkbase Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

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
†

Confidential treatment has been granted for portions of this exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Marin Software Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marin Software Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

San Jose, California

February 25, 2021

Marin Software Incorporated

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$14,280	$11,134
Restricted cash	540	971
Accounts receivable, net	5,063	8,939
Prepaid expenses and other current assets	3,039	3,522
Total current assets	22,922	24,566
Property and equipment, net	5,477	8,524
Right-of-use assets, operating leases	7,737	7,705
Intangible assets, net	—	95
Other non-current assets	873	1,403
Total assets	$37,009	$42,293
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$928	$1,679
Accrued expenses and other current liabilities	6,552	9,010
Note payable, current	1,854	—
Operating lease liabilities	6,800	3,786
Total current liabilities	16,134	14,475
Note payable, net of current	1,466	—
Operating lease liabilities, non-current	1,814	5,181
Other long-term liabilities	1,780	1,577
Total liabilities	21,194	21,233
Commitments and contingencies (Note 17)
Stockholders' equity:
Convertible preferred stock, $0.001 par value - 10,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value - 142,857 shares authorized, 9,743 and 6,810 shares issued and outstanding at December 31, 2020 and 2019, respectively	10	7
Additional paid-in capital	308,065	299,263
Accumulated deficit	(291,163)	(277,112)
Accumulated other comprehensive loss	(1,097)	(1,098)
Total stockholders' equity	15,815	21,060
Total liabilities and stockholders' equity	$37,009	$42,293

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Years Ended December 31,
	2020	2019
Revenues, net	$29,983	$49,036
Cost of revenues	17,946	22,843
Gross profit	12,037	26,193
Operating expenses:
Sales and marketing	6,958	15,836
Research and development	12,815	17,845
General and administrative	8,559	10,446
Impairment of goodwill	—	1,910
Total operating expenses	28,332	46,037
Loss from operations	(16,295)	(19,844)
Gain on divestiture (Note 7)	—	5,064
Other income, net	1,533	2,252
Loss before benefit from income taxes	(14,762)	(12,528)
Benefit from income taxes	(711)	(120)
Net loss	(14,051)	(12,408)
Foreign currency translation adjustments	1	(60)
Comprehensive loss	$(14,050)	$(12,468)
Net loss per share available to common stockholders, basic and diluted	$(1.91)	$(1.95)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	7,344	6,373
Stock-based compensation is allocated as follows (Note 12):
Cost of revenues	$251	$533
Sales and marketing	353	681
Research and development	607	1,025
General and administrative	283	425
Amortization of intangible assets is allocated as follows (Note 6):
Cost of revenues	$47	$875
Sales and marketing	—	64
Research and development	48	875
General and administrative	—	—
Restructuring related expenses are allocated as follows (Note 4):
Cost of revenues	$529	$96
Sales and marketing	304	401
Research and development	215	—
General and administrative	128	—

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2018	5,938	$6	$295,116	$(264,713)	$(1,038)	$29,371
Issuance of common stock through at-the-market offering, net of offering costs of $210 (Note 10)	658	1	1,642	—	—	1,643
Issuance of common stock from vesting of restricted stock units (Note 11)	139	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(301)	—	—	(301)
Issuance of common stock under employee stock purchase plan	75	—	142	—	—	142
Stock-based compensation expense	—	—	2,664	—	—	2,664
Net loss	—	—	—	(12,408)	—	(12,408)
Foreign currency translation adjustments and other, net	—	—	—	9	(60)	(51)
Balances at December 31, 2019	6,810	7	299,263	(277,112)	(1,098)	21,060
Issuance of common stock through at-the-market offering, net of offering costs of $463 (Note 10)	2,726	3	7,497	—	—	7,500
Issuance of common stock from vesting of restricted stock units (Note 11)	186	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(215)	—	—	(215)
Issuance of common stock under employee stock purchase plan	21	—	26	—	—	26
Stock-based compensation expense	—	—	1,494	—	—	1,494
Net loss	—	—	—	(14,051)	—	(14,051)
Foreign currency translation adjustments	—	—	—	—	1	1
Balances at December 31, 2020	9,743	$10	$308,065	$(291,163)	$(1,097)	$15,815

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019
Operating activities:
Net loss	$(14,051)	$(12,408)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of goodwill	—	1,910
Depreciation	1,924	1,934
Amortization of internally developed software	2,984	3,904
Amortization of intangible assets	95	1,814
Amortization of deferred costs to obtain and fulfill contracts	872	1,534
Interest expense	22	—
Gain on divestiture of Perfect Audience	—	(5,064)
Loss on disposals of property and equipment and right-of-use assets	23	26
Unrealized foreign currency gains	(51)	(56)
Stock-based compensation related to equity awards	1,494	2,664
Provision for bad debts	(177)	(249)
Net change in operating leases	(383)	(511)
Deferred income tax benefits	13	(301)
Changes in operating assets and liabilities
Accounts receivable	4,056	4,170
Prepaid expenses and other assets	(42)	220
Accounts payable	(750)	(687)
Accrued expenses and other liabilities	(1,704)	(136)
Net cash used in operating activities	(5,675)	(1,236)
Investing activities:
Purchases of property and equipment	(15)	(604)
Net proceeds from divestiture of Perfect Audience	—	4,267
Capitalization of internally developed software	(1,869)	(2,056)
Net cash (used in) provided by investing activities	(1,884)	1,607
Financing activities:
Proceeds from note payable	3,320	—
Proceeds from issuance of common shares through at-the-market offering, net of offering costs	7,670	1,643
Payment of principal on finance lease liabilities	(598)	(1,186)
Employee taxes paid for withheld shares upon equity award settlement	(178)	(314)
Proceeds from employee stock purchase plan, net	19	117
Net cash provided by financing activities	10,233	260
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	41	(29)
Net increase in cash and cash equivalents and restricted cash	2,715	602
Cash and cash equivalents and restricted cash:
Beginning of year	12,105	11,503
End of year	$14,820	$12,105
Supplemental disclosures of other cash flow information:
Cash paid for interest	$26	$72
Cash paid for income taxes	$21	$589
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock under employee stock purchase plan	$26	$142
Amortization of prepaid stock issuance costs	$170	—

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

References to “2020” and “2019” shall mean the years ended December 31, 2020 and 2019, respectively. All amounts presented in these notes to the consolidated financial statements are in thousands, except where noted.

2. Summary of Significant Accounting Policies

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006, and management expects such losses to continue in the future. The Company incurred net losses of $14,051 and $12,408 for 2020 and 2019, respectively. As of December 31, 2020, the Company had an accumulated deficit of $291,163. The Company had cash, cash equivalents and restricted cash of $14,820 as of December 31, 2020. Management expects to incur additional losses and experience negative operating cash flows in the future. The Company’s ability to achieve its business objectives and to continue to meet its obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including the extent of customer acceptance and adoption of its new MarinOne platform and other market conditions and the ongoing effects of the novel coronavirus (COVID-19) pandemic. The recent global outbreak of COVID-19 has disrupted economic markets and the full economic impact, duration and spread of the COVID-19 is uncertain at this time and difficult to predict considering the rapidly evolving landscape. Since mid-March 2020, some of the Company’s customers have reduced the amount of digital advertising spend that they manage using the Company’s products, which has had an adverse effect on the Company’s results of operations, and some of the Company’s customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Although the Company has pursued, and expects to continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. During the third quarter of 2020, the Company commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce its operating expenses and address the impact of the COVID-19 pandemic on its business (the “2020 Restructuring Plan”). The 2020 Restructuring Plan is expected to ultimately result in the reduction of the Company’s global workforce by approximately 60 employees, approximately half of which are located outside of the United States. As of December 31, 2020, the majority of planned workforce reductions were complete with the remainder expected to be completed over the next few quarters. The Company’s ability to continue as a going concern is substantially dependent upon its ability to improve customer retention rates, increase new bookings, and manage its cash flows. Other factors that may significantly affect its ability to continue as a going concern include one or more of the following; its ability to obtain partial forgiveness of its loan under the Paycheck Protection Program, its ability to renew its revenue sharing agreement with Google on acceptable terms, its ability to raise additional financing, and its ability to further reduce its expenses.

In May 2020, the Company entered into a loan agreement with Harvest Small Business Finance, LLC as the lender (“Lender”) for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and implemented by the U.S. Small Business Administration (the “SBA”). The Company expects to apply for forgiveness of approximately $2,900 due under the Loan once the Lender opens the application process, but no assurances can be provided as to the amount or timing of any potential Loan forgiveness.

In March 2019, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on May 10, 2019, under which it may offer a variety of equity and debt securities, with an aggregate offering price of up to $50,000. As part of that shelf registration, the Company entered into an equity distribution agreement with JMP Securities LLC, or JMP Securities under which it could sell shares of its common stock up to a gross aggregate offering price of $13,000 (Note 9). During 2020, the Company sold 2.7 million shares under this agreement for net proceeds of $7.5 million. During 2019, the Company sold 0.7 million shares of its common stock under this agreement for net proceeds of $1.6 million. During February 2021 the Company sold an additional 1.2 million shares of its common stock under this equity distribution agreement and received proceeds of $3.1 million, net of offering costs of $0.1 million, at a weighted average sales price of $2.68 per share. There are currently no additional amounts available to be sold under this equity distribution agreement.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations and if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowances for doubtful accounts and customer revenue credits, the carrying value of long-lived assets, the useful lives of long-lived assets, the accounting for income taxes and stock-based compensation.

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

The World Health Organization declared in March 2020 that the recent outbreak of the coronavirus disease named COVID-19 constitutes a pandemic. The Company has undertaken measures to protect its employees and customers. There can be no assurance that these measures will be effective, however, or that the Company can adopt them without adversely affecting its business operations. In addition, the COVID-19 pandemic has created and continues to create significant uncertainty in global financial markets, which may decrease technology spending, has depressed and may continue to depress demand for the Company’s platform and has harmed and may continue to harm the Company’s business and results of operations. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may impact the Company’s financial condition, liquidity, or results of operations is uncertain. The Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

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

As of December 31, 2020 and 2019, accounts receivable from one long-term strategic agreement with Google (see Note 3) accounted for 34% and 35%, respectively, of the Company's total accounts receivable, net. Revenues, net from the same long-term strategic agreement accounted for 31% and 25% of total revenues, net for the years ended December 31, 2020 and 2019, respectively.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. Cash equivalents were $12,386 and $8,723 as of December 31, 2020 and 2019, respectively.

Restricted cash consists of deposits held with a financial institution to secure the Company’s non-cancelable leases for its corporate headquarters in San Francisco and its office in Paris (see Note 13).

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value because of the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities and in consideration of the Company’s credit risk profile, the carrying value of outstanding lease liabilities approximates fair value as well. The Company’s note payable approximates fair value primarily due to its relatively short-term nature and lack of significant change in interest rates since it was funded.

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

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company performs a regular review of its customers’ payment histories and associated credit risks and it generally does not require collateral from its customers. When collection of an outstanding balance is no longer probable, the Company will either partially or fully write-off the balance against the allowance for doubtful accounts. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. The following are changes in the allowance for doubtful accounts for the periods presented.

	Years Ended December 31,
	2020	2019
Balances at beginning of year	$1,559	$2,651
Reductions to expense	(177)	(249)
Write-offs and other deductions	(146)	(843)
Balances at end of year	$1,236	$1,559

From time to time, the Company provides revenue credits to customers. These typically relate to customer disputes and billing adjustments and are recorded as a reduction of revenues, net. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 3) and are estimated based on historical credit activity. As of December 31, 2020 and 2019, the Company recorded an allowance for potential customer revenue credits in the amount of $437 and $319, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Development phase costs generally include salaries and personnel costs and third-party contractor expenses associated with software development, configuration and coding. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. For 2020 and

2019, the Company capitalized $1,869 and $2,056 of costs related to internally developed software, respectively. Amortization of capitalized costs related to internally developed software was $2,984 and $3,904 for 2020 and 2019, respectively. As of December 31, 2020 and 2019, unamortized internally developed software costs, including construction in progress, totaled $4,008 and $5,124, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives. Estimated remaining useful lives of purchased intangible assets are evaluated to assess whether events or changes in circumstances warrant a revision to the remaining periods of amortization.

The Company evaluated goodwill for impairment in the fourth quarter of its fiscal year annually, or more frequently if events or changes in circumstances indicated that goodwill may be impaired. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performed its goodwill impairment test using the simplified method, whereby the fair value of this reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then goodwill is considered impaired by an amount equal to that difference.

In November 2019, the Company performed an impairment assessment of goodwill in conjunction with the divestiture of its Perfect Audience business to SharpSpring, Inc., an unrelated third party. The assessment was performed utilizing the simplified method, and resulted in an impairment of goodwill of $1,910 at that time, reducing the goodwill balance to zero. Refer to Note 6 for further details on the Company’s goodwill impairment test.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, excluding goodwill, for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment loss is recognized only if the carrying value of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses in 2020 or 2019.

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

Current and non-current operating lease liabilities are presented on the consolidated balance sheet, while current finance lease liabilities are included in accrued expenses and other current liabilities, and non-current finance lease liabilities are included in other long-term liabilities on the consolidated balance sheets.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the consolidated balance sheet, while ROU assets for finance leases are included within property and equipment, net. For operating leases, the Company recognizes the expense for lease payments on straight-line basis over the lease term.

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss. Advertising and promotion expense totaled $90 and $463 for 2020 and 2019, respectively.

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

The Company records net gains and losses resulting from foreign exchange transactions as a component of other income, net. Aggregate foreign currency losses included in determining net loss were $(21) and $(31) for 2020 and 2019, respectively.

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

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes changes to the liabilities that are considered appropriate. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense, though such amounts were not material in 2020 or 2019. The Company does not expect that changes in the liability for uncertain tax positions for the next twelve months will have a material impact on the Company’s consolidated financial position or results of operations.

Paycheck Protection Program (PPP) Loan

The Company accounts for its PPP Loan as debt under the guidance in Accounting Standards Codification 470, Debt. As such, the outstanding amount is reflected as a note payable in the Company’s consolidated balance sheet, the proceeds are reflected under financing activities in the Company’s consolidated statement of cash flows and interest expense is accrued and recognized in the Company’s statement of operations. Any forgiveness of the PPP Loan amount will be reflected as a gain on debt extinguishment in the Company’s statement of operations. See also Note 9.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update, (“ASU”) 2018-13, Fair Value Measurement (Topic 820), which is designed to improve the effectiveness of disclosures related to fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020, which did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 35-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 on January 1, 2020, which did not have a material impact on its consolidated financial statements

Recent Accounting Pronouncements Not Yet Effective

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step-up in the tax basis of goodwill and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company does not expect adoption will have a material impact on its consolidated financial statements.

3. Revenues

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020 were as follows:

Subscription Services Revenues
2021	$2,591
2022	703
Total	$3,294

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

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement by using the expected value method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company's best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the years ended December 31, 2020 and 2019, the Company recognized $9,149 and $12,203, respectively, as revenues from the Google Revenue Share Agreement. Revenues for the year ended December 31, 2019 from the Google Revenue Share Agreement included $94 related to performance obligations satisfied in a previous period. As of December 31, 2020, the Company expects to recognize revenues totaling approximately $6,850 through September 30, 2021, related to remaining performance obligations under the agreement.

Disaggregation of Revenues, net

Revenues, net by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Years Ended December 31,
	2020	2019
United States of America	$22,409	$36,718
United Kingdom	3,905	5,489
Other (1)	3,669	6,829
Total revenues, net	$29,983	$49,036

(1)	No individual country within the “Other” category accounted for 10% or more of revenues, net for any period presented.

Revenues, net by nature of services performed were as follows for the periods presented:

	Years Ended December 31,
	2020	2019
Subscriptions	$20,561	$36,702
Strategic agreements	9,422	12,334
Total revenues, net	$29,983	$49,036

Contract Balances

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of December 31, 2020 and 2019 are presented in the accompanying consolidated balance sheets. Included in the balance of accounts receivable, net as of December 31, 2020 and 2019 was $1,725 and $3,101, respectively, related to the Google Revenue Share Agreement executed in December 2018.

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

Under the Company's terms of service, individual customer advances that are not used by the customer for a period of 180 days become the property of the Company. The Company recognizes advances from customers that have remained outstanding for this period of time as breakage revenues at the time the Company has received full consideration and has no remaining obligations to the customer. For the years ended December 31, 2020 and 2019, the Company recognized $0 and $203, respectively, in breakage revenues.

As a result of the Company’s divestiture of the assets and liabilities of its Perfect Audience business in November 2019 (see Note 7), the outstanding liability for customer advances was transferred to the acquirer, SharpSpring, Inc. There was no remaining balance as of December 31, 2020 or 2019.

Deferred Strategic Agreement Revenues

Due to the timing of revenue recognition under the Google Revenue Share Agreement, the contractual billings exceed revenue recognized to date, resulting in a contract liability. As of December 31, 2020 and 2019, the Company recorded deferred strategic agreement revenues of $1,657 and $2,182, respectively, within accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in 2020 and 2019.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the year ended December 31, 2020 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2019	$779	$281
Costs deferred	137	155
Amortization	(633)	(239)
Balances at December 31, 2020	$283	$197

4. Restructuring Activities

2020 Restructuring Plan

In the third quarter of 2020, the Company commenced the implementation of a restructuring and reduction-in-force plan to reduce the Company’s operating costs and address the impact of the COVID-19 pandemic, which is expected to ultimately result in the reduction of the Company’s global workforce by approximately 60 employees, approximately half of which are located outside of the United States. The majority of the planned workforce reductions were completed by December 31, 2020 with the remainder expected to be completed over the next few quarters.

2019 Restructuring Plan

In the fourth quarter of 2019, the Company initiated an organizational restructuring plan (the “2019 Restructuring Plan”) designed to reduce operating expenses in response to declines in revenues. The 2019 Restructuring Plan included a headcount reduction of approximately 6% of the Company’s workforce and the closure of certain leased facilities. Actions pursuant to the 2019 Restructuring Plan were complete as of December 31, 2020, and no further costs associated with this plan are expected.

2018 Restructuring Plan

In January 2018, the Company initiated an organizational restructuring plan (the “2018 Restructuring Plan”) designed to reduce operating expenses in response to declines in revenues. The 2018 Restructuring Plan included a headcount reduction of approximately 13% of the Company’s workforce, the closure of certain leased facilities and the consolidation of space in the Company’s San Francisco headquarters. Actions pursuant to the 2018 Restructuring Plan are complete, and no further costs associated with this plan are expected. The Company initiated certain other organizational restructuring plans during 2018 that also aimed to reduce operating expenses and primarily consisted of further headcount reductions.

For the years ended December 31, 2020 and 2019, the Company recorded $1,176 and $497, respectively, of restructuring-related expenses in connection with the above Restructuring Plans, as well as other organizational restructuring plans, in the accompanying consolidated statements of comprehensive loss. No associated costs remained unpaid as of December 31, 2020.

5. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		December 31,
	Estimated Useful Life	2020	2019
Software, including internally developed software	3 years	$29,843	$27,974
Computer equipment	3 to 4 years	21,400	22,424
Finance lease ROU assets	4 years	5,067	5,067
Leasehold improvements	Shorter of useful life or lease term	4,181	4,631
Office equipment, furniture and fixtures	3 to 5 years	1,671	1,986
Total property and equipment		62,162	62,082
Less: Accumulated depreciation and amortization		(56,685)	(53,558)
Property and equipment, net		$5,477	$8,524

Finance lease ROU assets consist of computer equipment held under leases. Depreciation and amortization of internally developed software for 2020 and 2019 was $4,908 and $5,838, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2020	2019
Accrued salary and payroll-related expenses	$2,309	$3,204
Deferred strategic agreement revenues	1,657	2,182
Accrued liabilities	848	1,165
Finance lease liabilities	15	601
Income taxes payable	—	480
Advanced billings	404	376
Other	1,319	1,002
Total accrued expenses and other current liabilities	$6,552	$9,010

6. Goodwill and Intangible Assets

The Company previously maintained a goodwill balance as a result of prior business acquisitions. The Company tested goodwill for impairment on November 21, 2019 in conjunction with the divestiture of the assets and liabilities of the Company’s Perfect Audience business to SharpSpring, Inc. (see Note 7). The Company measured goodwill impairment as the amount by which the carrying amount of a reporting unit exceeds its fair value.

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

Intangible assets consisted of the following as of the dates presented:

	Estimated	December 31,
	Useful Life	2020	2019
Developed technology	5 to 6 years	$—	$3,800
Customer relationships	4 years	—	—
Total intangible assets		—	3,800
Less: accumulated amortization		—	(3,705)
Intangible assets, net		$—	$95

As a result of the divestiture of Perfect Audience on November 21, 2019 (see Note 7), the Company disposed of the developed technology intangible asset associated with the Perfect Audience acquisition from June 2014. Amortization of intangible assets for 2020 and 2019 was $95 and $1,814, respectively. The intangible assets were fully amortized at December 31, 2020.

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

Perfect Audience assets and liabilities on completion of this divestiture were as follows:

Accounts receivable	$55
Prepaid expenses and other current assets	22
Intangible assets, net	28
Accounts payable	(321)
Accrued expenses and other current liabilities	(307)
Customer advances	(274)
Net liabilities transferred	$(797)

8. Fair Value Measurements

Account balances measured at fair value on a recurring basis include the following as of the dates presented:

	December 31,
	2020			2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$12,386	$—	$—	$8,723	$—	$—

The Company’s cash equivalents as of December 31, 2020 and 2019 consisted of money market funds that are classified as level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2020 and 2019.

9. Borrowing

On April 23, 2020, the Company, entered into an original loan agreement with the Lender for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the PPP under the CARES Act and implemented by the SBA. The Loan was originally evidenced by a Note dated effective as of April 22, 2020, but such Note was replaced by a Note with substantially the same terms, but with an updated effective date of May 5, 2020 to account for a delay in disbursement of funds. The Loan matures two years from the date of first disbursement of the Loan, which occurred on May 7, 2020. The Company received the loan proceeds on May 12, 2020. The Loan bears interest at a rate of 1% per annum, with all payments deferred through the ten-month anniversary of the date of the Note. Principal and interest are payable monthly commencing on the first day of the next month after the expiration of the initial ten-month deferment period and may be prepaid by the Company at any time prior to maturity without penalty. The Company may apply to Lender for forgiveness of amounts due under the Loan, with the amount of potential Loan forgiveness to be calculated in accordance with the requirements of the PPP based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-week period beginning on the date of first disbursement of the Loan. The Company expects to apply for forgiveness of approximately $2,900 due under the Loan once the Lender opens the application process, but no assurances can be provided as to the amount or timing of any potential Loan forgiveness.

10. Shelf Registration and At-the-Market Offering

On March 14, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019 and enables the Company to offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50,000. As part of this shelf registration, the Company entered into an equity distribution agreement with JMP Securities, pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $13,000 through an at-the-market offering program administered by JMP Securities. The Company was not required to sell any securities under this offering program. JMP Securities was entitled to compensation of up to 5.0% of the gross proceeds from sales of the Company’s common stock pursuant to the equity distribution agreement.

For the year ended December 31, 2020, the Company sold 2,726 shares of its common stock under this equity distribution agreement and received proceeds of $7,500, net of offering costs of $463, at a weighted average sales price of $2.92 per share. For the year ended December 31, 2019, the Company sold 658 shares of its common stock under this equity distribution agreement and received proceeds of $1,643, net of offering costs of $210, at a weighted average sales price of $2.82 per share. During February 2021 the Company sold an additional 1.2 million shares of its common stock under the equity distribution agreement and received proceeds of $3.1 million, net of offering costs of $0.1 million, at a weighted average sales price of $2.68 per share. There are currently no additional amounts available to be sold under this equity distribution agreement.

11. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013, the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 487 shares of common stock on January 1, 2021. As of December 31, 2020, 1,083 shares of common stock were available for future grants under the 2013 Plan.

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

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	436	$29.01	6.79	$—
Options granted	128	4.00	9.37
Options forfeited and cancelled	(64)	23.19	—	—
Balance at December 31, 2019	500	$23.38	5.77	$—
Options forfeited and cancelled	(111)	22.74	—
Balance at December 31, 2020	389	$23.57	5.77	$—
Options exercisable as of December 31, 2020	344	26.13	5.44	—
Options vested as of December 31, 2020	344	26.13	5.44	—
Options vested and expected to vest as of December 31, 2020	383	23.91	5.73	—

The total estimated fair value of options vested during 2020 and 2019 was $239 and $410, respectively.

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2018	834	$7.99
RSUs granted	934	3.49
RSUs vested	(139)	9.57
RSUs cancelled and withheld to cover taxes	(525)	6.80
Granted and unvested at December 31, 2019	1,104	$4.55
RSUs granted	539	1.50
RSUs vested	(186)	5.24
RSUs cancelled and withheld to cover taxes	(451)	4.65
Granted and unvested at December 31, 2020	1,006	$2.80

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of the immediately preceding December 31, but not to exceed 100 shares. Pursuant to the terms of the 2013 ESPP, the shares available for issuance increased by 97 shares on January 1, 2021. As of December 31, 2020, 185 shares were reserved for issuance under the 2013 ESPP. In 2020 and 2019, 21 and 75 shares, respectively, were issued under the 2013 ESPP.

12. Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $1,494 and $2,664 for 2020 and 2019, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. There were no stock options granted in 2020. The Company used the following assumptions for its Black-Scholes option-pricing model for the year ended 2019:

Dividend yield	—
Expected volatility	66.4%
Risk-free interest rate	2.18%
Expected life of options (in years)	4.00
Weighted-average grant-date fair value	$2.06
Weighted-average grant-date exercise price	$4.00

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

There were no exercises of stock options in 2020 and 2019. As of December 31, 2020 and 2019, there was $92 and $238, respectively, of unrecognized compensation cost, adjusted for estimated forfeitures, related to options, which is expected to be recognized over a weighted-average period of 1.7 and 1.6 years, respectively.

RSUs

As of December 31, 2020 and 2019, there was $1,935 and $3,552, respectively, of unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.1 years and 2.5 years, respectively. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

13. Leases

Operating and Finance Leases

The Company has operating leases for corporate offices worldwide and for space at a data center. As of December 31, 2020, the Company had net operating lease ROU assets of $7,737. Operating lease costs, consisting primarily of rental expense, were approximately $7,412 and $7,838 for the years ended December 31, 2020, and 2019, respectively. Variable rent expense was not material for the years ended December 31, 2020 and 2019. In February 2019, the Company executed a new lease agreement for office space in Paris and exited its prior office space shortly thereafter. There were no material costs incurred associated with that exit. As part of the new lease in Paris, the Company was required to enter into an irrevocable $109 letter of credit. The cash used to secure the letter of credit has been classified as restricted cash on the consolidated balance sheet.

At various dates between August 2015 and October 2016, the Company entered into finance lease arrangements with two separate manufacturers for computer equipment. These finance leases are collateralized by the underlying computer equipment. As of December 31, 2020, the Company had net finance lease ROU assets of $124. Finance lease ROU assets are included in property and equipment on the consolidated balance sheets. Interest expense associated with finance leases is included within other income, net, on the consolidated statements of comprehensive loss. Finance lease costs for the year ended December 31, 2020 consisted of $543 in depreciation of the leased assets, and $14 in interest expense. Costs associated with finance leases for the year ended December 31, 2019 consisted of $729 in depreciation of the leased assets, and $64 in interest expense.

As of December 31, 2020, the weighted-average rate used in discounting the lease liabilities for ROU operating and finance leases was 6.5% and 5.7%, respectively, and the weighted average remaining lease term for ROU operating and finance leases was 1.3 years and 0.2 years, respectively. The maturities of operating and finance lease liabilities as of December 31, 2020 are as follows:

	Operating Leases	Finance Leases
2021	$7,117	$15
2022	1,845	—
Total lease payments	8,962	15
Less: Amount representing imputed interest	(348)	—
Present value of lease liabilities	8,614	15
Less: Current portion of lease liabilities	(6,800)	(15)
Non-current portion of lease liabilities	$1,814	$—

Supplemental cash flow information related to operating leases was as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$598	$1,186
Operating cash flows from finance leases	17	72
Operating cash flows from operating leases	7,858	8,453

ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—	$—
Operating lease liabilities	6,720	1,656

The operating lease ROU asset obtained relates to the Las Vegas colocation service orders executed in January 2020, as well as a new Austin office lease executed in January 2020 and a new office lease in Dublin, Ireland executed in September 2020.

Subleases

The Company subleases portions of its San Francisco office space. In August 2018, the Company entered into agreements to (a) extend its existing sublease for a portion of its San Francisco office space through July 2022, and (b) sublease an additional 14,380 square feet of its San Francisco office space to an unrelated third party which expired in July 2020. The Company also had a sublease for its Portland office space with an unrelated third party which expired in May 2020. Income from these sublease agreements is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income for the years ended December 31, 2020 and 2019 was $1,715 and $2,282, respectively.

Future minimum amounts due under subleases as of December 31, 2020 are as follows:

Operating Sublease Income
2021	$1,105
2022	616
Total amounts due under subleases	$1,721

14. Income Taxes

The components of the Company’s loss before benefit from or provision for income taxes are as follows:

	Years Ended December 31,
	2020	2019
United States of America	$(6,553)	$(2,589)
International	(8,209)	(9,939)
Loss before (benefit from) provision for income taxes	$(14,762)	$(12,528)

The components of the benefit from or provision for income taxes were as follows:

	Years Ended December 31,
	2020	2019
Current income tax provision:
Federal	$—	$—
State	(4)	6
Foreign	(720)	175
Total current income tax provision	(724)	181
Deferred income tax benefit:
Federal	—	—
State	—	—
Foreign	13	(301)
Total deferred income tax benefit	13	(301)
Benefit from income taxes	$(711)	$(120)

The differences in the total benefit from or provision for income taxes that would result from applying the 21% federal statutory rate in 2020 and 2019 to the loss before provision for income taxes and the reported provision for income taxes were as follows:

	Years Ended December 31,
	2020	2019
Tax benefit at U.S. statutory rate	$(3,100)	$(2,631)
Change in valuation allowance	1,152	(410)
Stock-based compensation	686	1,786
Uncertain tax positions	663	154
State income taxes, net of federal benefit	(495)	(1,828)
Foreign income and withholding taxes	458	2,115
Other permanent differences	(196)	48
Provision to return adjustments	121	336
Impairment of goodwill	—	437
Research and development credits	—	151
Other	—	(278)
Benefit from income taxes	$(711)	$(120)

Major components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Non-current deferred tax assets:
Net operating loss	$28,264	$26,710
Research and development credits	9,820	9,820
Other credits	4,164	4,164
Operating lease liabilities	2,045	1,843
Stock-based compensation	400	945
Property and equipment and intangible assets	429	238
Accruals and reserves	209	111
Other	—	2
Gross non-current deferred tax assets	45,331	43,833
Right-of-use assets, operating leases	(1,826)	(1,515)
Total non-current deferred tax liabilities	(1,826)	(1,515)
Total deferred tax assets	43,505	42,318
Valuation allowance	(43,368)	(42,216)
Net deferred tax assets (liabilities)	$137	$102

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

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $118,613 and $103,389, respectively. The federal net operating loss carryforward will begin expiring in 2027 and the state net operating loss carryforward will begin expiring in 2022. As of December 31, 2020, the Company had federal and state research and development credits of approximately $6,123 and $6,451, respectively. The federal research and development credits will begin expiring in 2026. The state research and development credits are not currently subject to expiration.

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2020 and 2019 (except for the deferred income tax assets associated with certain of the Company’s foreign subsidiaries). The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred income tax assets will not be realized (except for those associated with certain of the Company's foreign subsidiaries). The valuation allowance increased by $1,152 for the year ended December 31, 2020, and decreased by $410 for the year ended December 31, 2019.

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

Uncertain Tax Positions

As of December 31, 2020 and 2019, the Company had uncertain tax positions of $1,372 and $927, respectively, that if recognized would impact the annual effective tax rate. In 2020 and 2019, the Company did not have any material interest or penalties related to uncertain tax positions. The aggregate changes in the balance of gross uncertain tax positions were as follows:

Ending balance as of December 31, 2018	$8,390
Increase in balances related to tax positions taken during the current period	494
Increase in balances related to tax positions taken during the prior period	208
Decrease in balances related to tax positions taken during the prior period	(166)
Decrease in balances related to lapses in statutes of limitations	(308)
Ending balance as of December 31, 2019	8,618
Increase in balances related to tax positions taken during the current period	1,193
Increase in balances related to tax positions taken during the prior period	43
Decrease in balances related to lapses in statutes of limitations	(507)
Ending balance as of December 31, 2020	$9,347

The Company does not anticipate that the amount of uncertain tax positions relating to tax positions existing at December 31, 2020 will materially increase or decrease within the next twelve months.

The Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations. Among other provisions, the TCJA imposes a U.S tax on Global Intangible Low Taxed Income (“GILTI”) that is earned by certain foreign subsidiaries, and requires U.S. corporations to elect an accounting policy to either recognize GILTI as a current period expense when incurred or to record deferred taxes for the temporary basis differences expected to reverse in the future as GILTI. The Company did not incur income tax associated with GILTI for the years ended December 31, 2020 and 2019, and has elected to recognize GILTI tax as a period cost in the future, as applicable.

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

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2020	2019
Numerator:
Net loss available to common stockholders	$(14,051)	$(12,408)
Denominator:
Weighted average number of shares, basic and diluted	7,344	6,373
Net loss per share available to common stockholders:
Basic and diluted net loss per common share available to common stockholders	$(1.91)	$(1.95)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2020	2019
Options to purchase common stock	389	500
Unvested RSUs	1,006	1,104
Total	1,395	1,604

16. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

17. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of December 31, 2020, no material amounts are recorded related to legal proceedings on the consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2020 and 2019.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2020 and 2019.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

18. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees in the United States. The Company made no contributions under this plan for 2020 and 2019.

The Company also sponsors a statutorily required defined contribution pension plan covering all employees in the United Kingdom. The Company made contributions to this plan of $90 and $110 for the years ended December 31, 2020 and 2019, respectively.

19. Subsequent Event

During February 2021 the Company sold 1.2 million shares of its common stock under its equity distribution agreement with JMP Securities and received proceeds of $3.1 million, net of offering costs of $0.1 million, at a weighted average sales price of $2.68 per share. There are currently no additional amounts available to be sold under this equity distribution agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Christopher A. Lien	Chief Executive Officer and Director	February 25, 2021
Christopher A. Lien	(Principal Executive Officer)

/s/ Robert Bertz	Chief Financial Officer	February 25, 2021
Robert Bertz	(Principal Financial and Accounting Officer)

/s/ Brian Kinion	Director	February 25, 2021
Brian Kinion

/s/ L. Gordon Crovitz	Director	February 25, 2021
L. Gordon Crovitz

/s/ Donald Hutchison	Director	February 25, 2021
Donald Hutchison

/s/ Daina Middleton	Director	February 25, 2021
Daina Middleton