Form 10-Q
period 2021-03-31
MARIN SOFTWARE INC
filed 2021-05-06
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 10,967,328 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At March 31,	At December 31,
	2021	2020*
Assets
Current assets:
Cash and cash equivalents	$14,671	$14,280
Restricted cash	540	540
Accounts receivable, net	4,483	5,063
Prepaid expenses and other current assets	2,753	3,039
Total current assets	22,447	22,922
Property and equipment, net	5,022	5,477
Right-of-use assets, operating leases	5,538	7,737
Other non-current assets	711	873
Total assets	$33,718	$37,009
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$484	$928
Accrued expenses and other current liabilities	5,064	6,552
Note payable, current	2,040	1,854
Operating lease liabilities	5,242	6,800
Total current liabilities	12,830	16,134
Note payable, net of current	1,280	1,466
Operating lease liabilities, non-current	1,051	1,814
Other long-term liabilities	1,727	1,780
Total liabilities	16,888	21,194
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value - 142,857 shares authorized, 10,941 and 9,743 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	11	10
Additional paid-in capital	311,342	308,065
Accumulated deficit	(293,375)	(291,163)
Accumulated other comprehensive loss	(1,148)	(1,097)
Total stockholders’ equity	16,830	15,815
Total liabilities and stockholders’ equity	$33,718	$37,009

*	Derived from the Company’s audited consolidated financial statements as of December 31, 2020.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues, net	$6,308	$8,660
Cost of revenues	3,241	5,345
Gross profit	3,067	3,315
Operating expenses
Sales and marketing	1,246	2,312
Research and development	2,399	3,437
General and administrative	1,869	1,981
Total operating expenses	5,514	7,730
Loss from operations	(2,447)	(4,415)
Other income, net	327	469
Loss before provision for income taxes	(2,120)	(3,946)
Provision for income taxes	92	25
Net loss	(2,212)	(3,971)
Foreign currency translation adjustments	(51)	83
Comprehensive loss	$(2,263)	$(3,888)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(0.21)	$(0.58)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	10,300	6,819

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2020	9,743	$10	$308,065	$(291,163)	$(1,097)	$15,815
Issuance of common stock through equity distribution agreement, net of offering costs of $157	1,186	1	3,024	—	—	3,025
Issuance of common stock from vesting of restricted stock units (Note 7)	12	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(23)	—	—	(23)
Stock-based compensation expense	—	—	276	—	—	276
Net loss	—	—	—	(2,212)	—	(2,212)
Foreign currency translation adjustments	—	—	—	—	(51)	(51)
Balances at March 31, 2021	10,941	$11	$311,342	$(293,375)	$(1,148)	$16,830

	Three Months Ended March 31, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2019	6,810	$7	$299,263	$(277,112)	$(1,098)	$21,060
Issuance of common stock from vesting of restricted stock units (Note 7)	20	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(20)	—	—	(20)
Stock-based compensation expense	—	—	446	—	—	446
Net loss	—	—	—	(3,971)	—	(3,971)
Foreign currency translation adjustments	—	—	—	—	83	83
Balances at March 31, 2020	6,830	$7	$299,689	$(281,083)	$(1,015)	$17,598

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(2,212)	$(3,971)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	240	893
Amortization of internally developed software	624	864
Amortization of intangible assets	—	95
Amortization of deferred costs to obtain and fulfill contracts	133	258
Interest expense	5	—
Loss on disposals of property and equipment and right-of-use assets	30	1
Unrealized foreign currency losses	25	24
Stock-based compensation related to equity awards	262	446
Provision for bad debts	(58)	(144)
Net change in operating leases	(122)	(110)
Changes in operating assets and liabilities
Accounts receivable	628	2,032
Prepaid expenses and other assets	215	623
Accounts payable	(445)	(380)
Accrued expenses and other liabilities	(1,566)	(2,391)
Net cash used in operating activities	(2,241)	(1,760)
Investing activities:
Purchases of property and equipment	(6)	—
Capitalization of internally developed software	(420)	(540)
Net cash used in investing activities	(426)	(540)
Financing activities:
Proceeds from issuance of common shares through at-the-market offering, net of offering costs	3,120	—
Payment of principal on finance lease liabilities	(11)	(191)
Employee taxes paid for withheld shares upon equity award settlement	(24)	(57)
Proceeds from employee stock purchase plan, net	17	17
Net cash provided by (used in) financing activities	3,102	(231)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(44)	(19)
Net increase (decrease) in cash and cash equivalents and restricted cash	391	(2,550)
Cash and cash equivalents and restricted cash:
Beginning of period	14,820	12,105
End of the period	$15,211	$9,555
Supplemental disclosures of non-cash investing and financing activities:
Amortization of prepaid stock issuance costs	$95	$—

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

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006. The Company incurred a net loss of $2,212 for the three months ended March 31, 2021 and a net loss of $14,051 for the year ended December 31, 2020. As of March 31, 2021, the Company had an accumulated deficit of $293,375. The Company had cash, cash equivalents and restricted cash of $15,211 as of March 31, 2021. Management expects to incur additional losses and experience negative operating cash flows in the future. The Company’s ability to achieve its business objectives and to continue to meet its obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including its ability to obtain forgiveness of a significant portion of its loan under the Paycheck Protection Program, its ability to renew its revenue sharing agreement with Google on acceptable terms, its ability to raise additional financing, the extent of customer acceptance and adoption of its new MarinOne platform and other market conditions and the ongoing effects of the novel coronavirus (COVID-19) pandemic. The global outbreak of COVID-19 has disrupted economic markets and the full economic impact, duration and spread of COVID-19 is uncertain at this time and difficult to predict considering the rapidly evolving landscape. Since mid-March 2020, some of the Company’s customers have reduced the amount of digital advertising spend that they manage using the Company’s products, which has had an adverse effect on the Company’s results of operations, and some of the Company’s customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Although the Company has pursued, and expects to continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. During the third quarter of 2020, the Company commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce its operating expenses and address the impact of the COVID-19 pandemic on its business (the “2020 Restructuring Plan”). The 2020 Restructuring Plan included the reduction of the Company’s global workforce by approximately 60 employees, approximately half of which were located outside of the United States. As of March 31, 2021, the planned workforce reductions were substantially complete. The Company’s ability to continue as a going concern is substantially dependent upon its ability to improve customer retention rates, increase new bookings, and manage its cash flows. Other factors that may significantly affect its ability to continue as a going concern include one or more of the following; its ability to obtain forgiveness of a significant portion of its loan under the Paycheck Protection Program, its ability to renew its revenue sharing agreement with Google on acceptable terms, its ability to raise additional financing, and its ability to further reduce its expenses.

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, the Company is eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $0.5 million employee retention credit during the three months ended March 31, 2021 which was recorded in cost of revenues and operating expenses.

In May 2020, the Company entered into a loan agreement with Harvest Small Business Finance, LLC as the lender (“Lender”) for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act and implemented by the U.S. Small Business Administration (the “SBA”). The Company has applied to the Lender for forgiveness of approximately $3,000 due under the Loan, but no assurances can be provided as to the amount or timing of any potential Loan forgiveness.

In March 2019, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on May 10, 2019, under which it may offer a variety of equity and debt securities, with an aggregate offering price of up to $50,000. As part of that shelf registration, the Company entered into an equity distribution agreement with JMP Securities LLC, or JMP Securities under which it could sell shares of its common stock up to a gross aggregate offering price of $13,000 (Note 6). During the three months ended March 31, 2021, the Company sold 1,186 shares under this agreement for net proceeds of $3,025. During the three months ended March 31, 2020, no shares were sold under the agreement. From the inception of the agreement in 2019 through March 31, 2021, the Company has sold 4,570 shares of its common stock under its equity distribution agreement and received net proceeds of $12,288. There are currently no additional amounts available to be sold under this equity distribution agreement.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for other interim periods or future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2020 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021.

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

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio based on historical experience, specific allowances for known troubled accounts and other available information. The Company does not require collateral from its customers, and it performs a regular review of its customers’ payment histories and associated credit risks. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers in addition to the agency itself. As of March 31, 2021 and December 31, 2020, the Company recorded an allowance for doubtful accounts of $1,164 and $1,236, respectively.

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of March 31, 2021, and December 31, 2020, the Company recorded an allowance for potential customer credits in the amount of $403 and $437, respectively.

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

See Note 2 for further discussion of the Company’s revenues.

Recent Accounting Pronouncement Adopted in 2021

In August 2018, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update, (“ASU”) 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step-up in the tax basis of goodwill and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The Company adopted ASU 2019-12 on January 1, 2021, and there was no material impact on its consolidated financial statements as a result of adoption.

Recent Accounting Pronouncement Not Yet Effective

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021 were as follows:

Subscription Services Revenues
2021 (remaining nine months)	$1,973
2022	888
2023	10
Total	$2,871

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

The majority of the Company’s strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”). Under the Google Revenue Share Agreement, which constitutes a single performance obligation, the Company receives both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform. The Google Revenue Share Agreement requires the Company to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. The performance obligation is expected to be satisfied ratably over the two-year contractual term using the output method based upon the passage of time, as Google simultaneously receives and consumes the benefit from the Company’s performance, which provides a faithful depiction of the pattern of transfer of control. The Google Revenue Share Agreement has a three-year term; however, until March 2020, when the Company and Google executed the first amendment to the original agreement (the “First Amendment”), Google could terminate the Google Revenue Share Agreement after two years, with no penalty if the Company did not meet certain financial metrics. Accordingly, the Company accounted for the Google Revenue Share Agreement as a two-year agreement with one optional renewal year. The First Amendment removed the previous right of Google to terminate the Google Revenue Share Agreement after two years if the Company did not meet certain financial metrics and the Google Revenue Share Agreement has continued for the third year.  The revenue impact of the third year has been accounted for prospectively beginning in March 2020.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement using the expected value method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognized revenues from the Google Revenue Share Agreement of $2,283 for each of the three months ended March 31, 2021 and 2020 As of March 31, 2021, the Company expects to recognize revenues totaling approximately $4,436 during the period from April 1, 2021 to September 30, 2021 related to remaining performance obligations under the Google Revenue Share Agreement. The Google Revenue Share Agreement is scheduled to terminate on September 30, 2021. The Company is in preliminary discussions with Google to extend the term of the Google Revenue Share Agreement, but no assurances can be provided as to whether the term will be extended or as to terms of any extension of the agreement.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended March 31,
	2021	2020
United States of America	$4,766	$6,555
United Kingdom	880	1,000
Other (1)	662	1,105
Total revenues, net	$6,308	$8,660

(1)	No individual country within the “Other” category accounted for 10% or more of revenues for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended March 31,
	2021	2020
Subscriptions	$4,025	$6,333
Strategic agreements	2,283	2,327
Total revenues, net	$6,308	$8,660

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of March 31, 2021 and December 31, 2020 are presented in the accompanying condensed consolidated balance sheets. Included in the balance of accounts receivable, net as of March 31, 2021 and December 31, 2020 was $1,725 related to the Google Revenue Share Agreement, which represented 38% and 34%, respectively, of accounts receivable, net.

Customer Advances

In certain situations, the Company receives cash payments from customers in advance of its performance of the underlying services. These advances from customers are included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

Deferred Strategic Agreement Revenues

Due to the timing of revenue recognition under the Google Revenue Share Agreement, the contractual billings exceed revenue recognized to date, resulting in a contract liability. As of March 31, 2021 and December 31, 2020, the Company recorded deferred strategic agreement revenues of $1,116 and $1,657, respectively, within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

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

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the three months ended March 31, 2021 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2020	$283	$197
Costs deferred	66	32
Amortization	(89)	(44)
Balances at March 31, 2021	$260	$185

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		March 31,	December 31,
	Estimated Useful Life	2021	2020
Software, including internally developed software	3 years	$30,276	$29,843
Computer equipment	3 to 4 years	16,191	21,400
Finance lease ROU assets	Shorter of useful life or lease term	3,714	5,067
Leasehold improvements	Shorter of useful life or lease term	4,138	4,181
Office equipment, furniture and fixtures	3 to 5 years	1,677	1,671
Total property and equipment		55,996	62,162
Less: Accumulated depreciation and amortization		(50,974)	(56,685)
Property and equipment, net		$5,022	$5,477

Finance lease ROU assets consist of computer equipment. Amortization of internally developed software and depreciation for the three months ended March 31, 2021 and 2020 was $864 and $1,757, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	March 31,	December 31,
	2021	2020
Accrued salary and payroll-related expenses	$1,534	$2,309
Deferred strategic agreement revenues	1,116	1,657
Accrued liabilities	642	848
Finance lease liabilities	4	15
Advanced billings	386	404
Other	1,382	1,319
Total accrued expenses and other current liabilities	$5,064	$6,552

4. Borrowing

On April 23, 2020, the Company, entered into an original loan agreement with the Lender for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the PPP under the CARES Act and implemented by the SBA. The Loan was originally evidenced by a Note dated effective as of April 22, 2020, but such Note was replaced by a Note with substantially the same terms, but with an updated effective date of May 5, 2020 to account for a delay in disbursement of funds. The Loan matures two years from the date of first disbursement of the Loan, which occurred on May 7, 2020. The Company received the loan proceeds on May 12, 2020. The Loan bears interest at a rate of 1% per annum, with all payments deferred through the ten-month anniversary of the date of the Note. Principal and interest are payable monthly commencing on the first day of the next month after the expiration of the initial 10-month deferment period which began on July 6, 2020 and may be prepaid by the Company at any time prior to maturity without penalty. The Company may apply to Lender for forgiveness of amounts due under the Loan, with the amount of potential Loan forgiveness to be calculated in accordance with the requirements of the PPP based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-week period beginning on the date of first disbursement of the Loan. The Company has applied to the Lender for forgiveness of approximately $3,000 due under the Loan, but no assurances can be provided as to the amount or timing of any potential Loan forgiveness.

5. Restructuring Activities

2020 Restructuring Plan

During the three months ended September 30, 2020, the Company commenced the implementation of a restructuring and reduction-in- force plan to reduce the Company’s operating costs and address the impact of the COVID-19 pandemic. The plan included the reduction of the Company’s global workforce by approximately 60 employees, approximately half of which were located outside of the United States. As of March 31, 2021, the planned workforce reductions were substantially complete.

During the three months ended March 31, 2021, the Company recorded $3 of restructuring-related expenses in connection with the 2020 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss. During the three months ended March 31, 2020, the Company recorded $43 of restructuring-related expenses in connection with other organizational restructuring plans, in the accompanying condensed consolidated statements of comprehensive loss.

6. Shelf Registration and At-the-Market Offering

On March 14, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019 and enabled the Company to offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50,000. As part of this shelf registration, the Company entered into an equity distribution agreement with JMP Securities, pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $13,000 through an at-the-market offering program administered by JMP Securities. The Company was not required to sell any securities under this offering program. JMP Securities was entitled to compensation of up to 5.0% of the gross proceeds from sales of the Company’s common stock pursuant to the equity distribution agreement.

During the three months ended March 31, 2021 the Company sold 1,186 shares of its common stock under this equity distribution agreement and received proceeds of $3,025, net of offering costs of $157 at a weighted average sales price of $2.68 per share. During the three months ended March 31, 2020 the Company sold no shares of its common stock under this equity distribution agreement. During the period from inception of the agreement in 2019 to March 31, 2021, the Company sold 4,570 shares of its common stock under this equity distribution agreement and received proceeds of $12,288, net of offering costs of $712 at a weighted average sales price of $2.84 per share. There are currently no additional amounts available to be sold under this equity distribution agreement.

7. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013 the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 487 shares of common stock on January 1, 2021. As of March 31, 2021, 1,582 shares of common stock were available for future grants under the 2013 Plan.

Stock Options

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2020	389	$23.57	5.77	$—
Options forfeited and cancelled	(2)	38.77	—	—
Balances at March 31, 2021	387	23.46	5.56	—
Options exercisable	341	26.03	5.23	—
Options vested	341	26.03	5.23	—
Options vested and expected to vest	382	23.71	5.53	—

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2020	1,006	$2.80
RSUs granted	9	1.87
RSUs vested	(12)	5.97
RSUs cancelled and withheld to cover taxes	(19)	4.46
Granted and unvested at March 31, 2021	984	$2.72

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for six-month purchase periods ending in May and November and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 97 shares on January 1, 2021. As of March 31, 2021, 282 shares were reserved for issuance under the 2013 ESPP. During the three months ended March 31, 2021 and 2020, no shares were issued under the 2013 ESPP.

8. Stock-Based Compensation

Stock-based compensation expense was allocated as follows during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$35	$94
Sales and marketing	66	110
Research and development	98	167
General and administrative	63	75
Total	$262	$446

For stock-based awards granted by the Company, stock-based compensation expense is measured at grant date based on the fair value of the award and is expensed over the requisite service period.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. There were no stock options granted during the three months ended March 31, 2021.

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

There were no exercises of stock options during the three months ended March 31, 2021 and 2020.

Compensation expense, net of estimated forfeitures, is recognized ratably over the requisite service period. As of March 31, 2021, there was $89 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

RSUs

As of March 31, 2021, there was $1,721 of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.0 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments, on a collateralized basis over a similar term and in a similar economic environment. As of March 31, 2021, the weighted-average rate used in discounting the lease liabilities for ROU operating and finance leases was 6.5% and 5.7%, respectively. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet, while current finance lease liabilities are included in accrued expenses and other current liabilities, and non-current finance lease liabilities are included in other long-term liabilities on the condensed consolidated balance sheets.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheet, while ROU assets for finance leases are included within property and equipment, net. For operating leases, the Company recognizes the expense for lease payments on straight-line basis over the lease term. As of March 31, 2021, the weighted-average remaining lease term for ROU operating leases was 1.1 years.

As of March 31, 2021, the Company had net operating lease ROU assets of $5,538. Operating lease costs, consisting primarily of rental expense, were approximately $1,733 and $1,931, for the three months ended March 31, 2021 and 2020, respectively. Variable rent expense was not significant for the three months ended March 31, 2021 and 2020.

At various dates between August 2015 and October 2016, the Company entered into finance lease arrangements with two separate manufacturers for computer equipment. These finance leases are collateralized by the underlying computer equipment. As of March 31, 2021, the Company had net finance lease ROU assets of $86. Finance lease ROU assets are included in property and equipment on the condensed consolidated balance sheets. Interest expense associated with finance leases is included within other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Finance lease costs for the three months ended March 31, 2021 and 2020 consisted of $53 and $170, respectively, in depreciation of the leased assets.  Finance lease interest expense was not significant in either period.

The maturities of operating lease and finance lease liabilities as March 31, 2021 are as follows:

	Operating Leases	Finance Leases
2021 (remaining nine months)	$4,677	$4
2022	1,832	—
Total lease payments	6,509	4
Less: Amount representing imputed interest	(216)	—
Present value of lease liabilities	6,293	4
Less: Current portion of lease liabilities	(5,242)	(4)
Non-current portion of lease liabilities	$1,051	$—

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$11	$191
Operating cash flows from finance leases	—	8
Operating cash flows from operating leases	1,799	2,014

ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—	$—
Operating lease liabilities	—	6,666

Subleases

The Company subleases portions of its San Francisco office space under an agreement that expires in July 2022. Income from subleases is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income was $271 and $570 for the three months ended March 31, 2021 and 2020, respectively.

Future minimum amounts due under subleases as of March 31, 2021 were as follows:

Operating Sublease Income
2021 (remaining nine months)	$828
2022	616
Total amounts due under subleases	$1,444

10. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

Income tax expense for the three months ended March 31, 2021 was $92 on pre-tax losses of $2,120. As of March 31, 2021, the income tax rate varies from the federal income tax rate primarily due to a partial release of foreign uncertain tax positions, valuation allowances in the United States and taxable income generated by the Company’s foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three months ended March 31, 2021 and 2020, the Company did not recognize any material interest or penalties related to uncertain tax positions.

11. Net Loss Per Share Available to Common Stockholders

Basic net loss per share of common stock is calculated by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Basic and diluted net loss per share is the same for all periods presented, as the impact of all potentially outstanding dilutive securities was anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss available to common stockholders	$(2,212)	$(3,971)
Denominator:
Weighted average number of shares, basic and diluted	10,300	6,819
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.21)	$(0.58)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	387	443
Unvested RSUs	984	1,069
Total	1,371	1,512

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

13. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of March 31, 2021, no material amounts are recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of March 31, 2021 and the audited consolidated balance sheet as of December 31, 2020.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of March 31, 2021 and December 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”), on February 26, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements

Overview

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

Our current product lineup consists of MarinOne and our two legacy products, Marin Search and Marin Social. We have been migrating customers, and we expect to continue to migrate customers during the remainder of the first half of 2021, from Marin Search and Marin Social to MarinOne.

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

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, we are eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $0.5 million employee retention credit during the three months ended March 31, 2021 which was recorded in cost of revenues and operating expenses.

During the third quarter of 2020, we commenced the implementation of a restructuring and reduction-in-force plan to reduce our operating costs and address the impact of the COVID-19 pandemic (“2020 Restructuring Plan”). The 2020 Restructuring Plan included the reduction of our global workforce by approximately 60 employees, approximately half of which were located outside of the United States. As of March 31, 2021, the planned workforce reductions were substantially complete.

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

Our long-term strategic agreements have historically included multiple-year terms and are invoiced quarterly. Our largest agreement with Google was entered into in December 2018 with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”) and includes both a fixed baseline amount and a variable portion based on a percentage of relevant advertising search spend above the baseline threshold that runs through our technology platform. The Google Revenue Share Agreement has a three-year term; however, until March 2020, when we and Google executed the first amendment to the original agreement (the “First Amendment”), Google could terminate the Google Revenue Share Agreement after two years, with no penalty if we did not meet certain financial metrics. Accordingly, the Company accounted for the Google Revenue Share Agreement as a two-year agreement with one optional renewal year. The First Amendment removed the previous right of Google to terminate the Google Revenue Share Agreement after two years if the Company did not meet certain financial metrics and the Google Revenue Share Agreement has continued for the third year.  The revenue impact of the third year is being accounted for prospectively from the date of the First Amendment. The Google Revenue Share Agreement is scheduled to terminate on September 30, 2021. We are in preliminary discussions with Google to extend the term of the Google Revenue Share Agreement, but no assurances can be provided as to whether the term will be extended or as to terms of any extension of the agreement. Our other long-term strategic agreements are generally variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 24% of total revenues for the three months ended March 31, 2021 and 2020. The Google Revenue Share Agreement accounted for approximately 36% and 26% for the three months ended March 31, 2021 and 2020, respectively.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation expense and bonuses, as well as sales commissions and other costs including travel and entertainment, marketing and promotional events, lead generation activities, public relations, marketing activities, professional fees and allocated overhead. All of these costs are expensed as incurred, except sales commissions and the related payroll taxes, which are capitalized and amortized over the expected period of benefit in accordance with the relevant authoritative accounting guidance. Our commission plans provide that commission payments to our sales representatives are paid based on the key components of the applicable customer contract, including the minimum or fixed monthly platform fee during the initial contract term.

Research and Development

Research and development expenses consist primarily of personnel costs for our product development and engineering employees and executives, including salaries, benefits, stock-based compensation expense and bonuses. Also included are non-personnel costs such as professional fees payable to third-party development resources, and allocated overhead.

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

	Three Months Ended March 31,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$6,308	100%	$8,660	100%
Cost of revenues	3,241	51	5,345	62
Gross profit	3,067	49	3,315	38
Operating expenses
Sales and marketing	1,246	20	2,312	27
Research and development	2,399	38	3,437	40
General and administrative	1,869	30	1,981	23
Total operating expenses	5,514	87	7,730	89
Loss from operations	(2,447)	(39)	(4,415)	(51)
Other income, net	327	5	469	5
Loss before provision for income taxes	(2,120)	(34)	(3,946)	(46)
Provision for income taxes	92	1	25	—
Net loss	$(2,212)	(35)%	$(3,971)	(46)%

Adjusted EBITDA

Adjusted EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, intangible assets, the capitalization of internally developed software, the impairment of goodwill and long-lived assets, interest expense, net, the benefit from or provision for income taxes, CARES Act employee retention credits, other income or expenses, net and the non-recurring costs or gains associated with acquisitions, divestitures and restructurings. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(2,212)	$(3,971)
Depreciation	240	893
Amortization of internally developed software	624	864
Amortization of intangible assets	—	95
Provision for income taxes	92	25
Stock-based compensation expense	262	446
Capitalization of internally developed software	(434)	(540)
CARES Act employee retention credit	(539)	—
Restructuring related expenses	3	43
Other income, net	(327)	(469)
Adjusted EBITDA	$(2,291)	$(2,614)

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues, net

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenues, net	$6,308	$8,660	$(2,352)	(27)%

Revenues, net, for the three months ended March 31, 2021 decreased $2.4 million, or 27% as compared to the corresponding period in 2020. Since the end of the three-month period ended March 31, 2020, we experienced ongoing customer turnover that was not fully offset by new customer bookings. For each three-month period ended March 31, 2021 and 2020, revenues, net were inclusive of $2.3 million from the Google Revenue Share Agreement as described in Note 2 to the condensed consolidated financial statements.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenues	$3,241	$5,345	$(2,104)	(39)%
Gross profit	3,067	3,315	(248)	(7)
Gross profit percentage	49%	38%

Cost of revenues for the three months ended March 31, 2021 decreased $2.1 million, or 39%, as compared to the corresponding period in 2020. The decrease resulted from a decrease of $0.9 million in compensation and benefits expense as compared to the same period in 2020, primarily driven by a reduction in the number of global services and cloud infrastructure personnel and a $0.2 million employee retention credit recorded during the quarter. This reduction in headcount also contributed to a decrease in allocated facilities and information technology costs of $0.1 million for the three months ended March 31, 2021. We also experienced a decrease of $0.5 million in depreciation costs due to a lower net fixed asset balance and a decrease of $0.2 million in amortization costs, as intangible assets became fully amortized in during the quarter ended March 31, 2020. Additionally there was a $0.1 million decrease in hosting costs, a $0.1 million decrease in professional fees and a $0.1 million decrease in equipment costs during the three months ended March 31, 2021.

Our gross margin increased to 49% for the three months ended March 31, 2021, as compared to 38% for the corresponding period in 2020. This was primarily due to lower compensation and benefits cost and depreciation expense as a percent of revenue during the period.

We expect cost of revenues to decrease year-over-year in absolute dollars as savings from the 2020 Restructuring Plan are realized and we continue our efforts to realign our cost structure with our revenues.

Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$1,246	$2,312	$(1,066)	(46)%
Percent of revenues, net	20%	27%

Sales and marketing expenses for the three months ended March 31, 2021 decreased $1.1 million, or 46%, as compared to the corresponding period in 2020. This decrease is primarily due to a reduction in global sales support and marketing headcount, contributing to net decreases of $0.6 million in personnel-related costs and $0.1 million in allocated facilities and information technology costs for the three months ended March 31, 2021. The decrease was also a result of lower commissions amortization of $0.1 million and lower restructuring costs of $0.1 million.

We expect sales and marketing expenses to decrease year-over-year in absolute dollars as savings from the 2020 Restructuring Plan are realized and we continue our efforts to realign our cost structure with our revenues.

Research and Development

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$2,399	$3,437	$(1,038)	(30)%
Percent of revenues, net	38%	40%

Research and development expenses for the three months ended March 31, 2021 decreased $1.0 million, or 30%, as compared to the corresponding period in 2020. The decrease reflected a decrease of $1.0 million in compensation expense, including stock-based compensation expense, primarily resulting from a reduction in the number of full-time research and development personnel as well as a $0.2 million employee retention credit recorded during the quarter. Additionally, there were decreases of $0.1 million in allocated facilities and information technology costs, $0.1 million in depreciation expense and $0.1 million in professional fees as compared to the corresponding period in 2020. Partially offsetting these decreases was $0.2 million in lower capitalization of internally developed software costs during the three months ended March 31, 2021.

We expect research and development expenses to decrease year-over-year in absolute dollars as savings from the 2020 Restructuring Plan are realized and we continue our efforts to realign our cost structure with our revenues.

General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$1,869	$1,981	$(112)	(6)%
Percent of revenues, net	30%	23%

General and administrative expenses for the three months ended March 31, 2021 decreased $0.1 million, or 6%, as compared to the corresponding period in 2020, primarily due lower compensation expense resulting from a $0.1 million employee retention credit recorded during the quarter.

We expect our general and administrative expenses to decrease year-over-year in absolute dollars as savings from the 2020 Restructuring Plan are realized and we continue our efforts to realign our cost structure with our revenues.

Other Income, Net

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income, net	$327	$469	$(142)	(30)%

Other income, net, primarily consists of sublease income as well as foreign currency transaction gains and losses and interest income and expense. For the three months ended March 31, 2021 and 2020, we earned sublease income of $0.3 million and $0.6 million, respectively. Foreign currency transaction gains and losses and interest income and expense were not material for the three months ended March 31, 2021 and 2020.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$92	$25	$67	268%

The provision for income taxes totaled less than $0.1 million for the three months ended March 31, 2021 and 2020 which is primarily due to income tax expense from profits earned by our wholly owned foreign subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through March 2021 we raised total net proceeds of $12.3 million from an at-the-market offering program administered by JMP Securities and in 2020 we received proceeds of $3.3 million from a loan through the Paycheck Protection Program. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of March 31, 2021, our principal source of liquidity was our unrestricted cash and cash equivalents of $14.7 million. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain a $0.4 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco and a $0.1 million irrevocable letter of credit to secure the non-cancelable lease for our office in Paris. These balances are reflected as restricted cash on the consolidated balance sheets of the accompanying condensed consolidated financial statements.

We maintain cash balances in our foreign subsidiaries. As of March 31, 2021, we had $14.7 million of unrestricted cash and cash equivalents in aggregate, of which $1.8 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA, which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries, and a tax on earnings of foreign subsidiaries in excess of a specified return on the subsidiaries' tangible assets, known as the Global Intangible Low-Taxed Income, or GILTI. We completed our analysis of the accounting for the transition tax in the fourth quarter of 2018 and there was no tax due as a result of significant accumulated losses in our foreign subsidiaries. We also determined that no GILTI inclusion would be required in 2020 as our foreign subsidiaries have accumulated significant losses. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

On March 14, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019, under which we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50.0 million. As part of the shelf registration statement, we entered into an equity distribution agreement with JMP Securities LLC under which we could offer and sell shares of our common stock having an aggregate offering price of up to $13.0 million through an at-the-market offering program administered by JMP Securities. We were not required to sell any of our stock under this program. JMP Securities was entitled to compensation of up to 5.0% of the gross proceeds from sales of our common stock pursuant to the equity distribution agreement. We intend to use the net proceeds from the sale of securities under the equity distribution agreement primarily for working capital and general corporate purposes. During the three months ended March 31, 2021, we sold 1.2 million shares of our common stock under the equity distribution agreement, and received proceeds of $3.0 million, net of offering costs of $0.2 million, at a weighted average sales price of $2.68 per share. There were no sales under this agreement during the three months ended March 31, 2020. During the period from inception of the agreement to March 31, 2021, we sold 4.6 million shares of our common stock under this equity distribution agreement and received proceeds of $12.3 million, net of offering costs of $0.7 million, at a weighted average sales price of $2.84 per share. There are currently no additional amounts available to be sold under this equity distribution agreement.

In May 2020, we entered into a loan agreement with a lender for the loan in an aggregate principal amount of $3.3 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. We received the Loan proceeds on May 12, 2020. We have applied for forgiveness of approximately $3.0 million due under the Loan, but no assurances can be provided as to the amount or timing of any potential Loan forgiveness. See Note 5 to the accompanying consolidated financial statements for further discussion of this loan.

We have incurred significant losses in each fiscal year since our incorporation in 2006, and we expect to continue to incur losses and negative cash flows in the future. Based on our current and anticipated level of operations, including our internal forecasts and projections, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our operations for at least the next 12 months. Our ability to achieve our business objectives and to continue to meet our obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including our ability to obtain forgiveness of a significant portion of our loan under the Paycheck Protection Program, our ability to renew our revenue sharing agreement with Google on Acceptable terms, our ability to raise additional financing, the extent of customer acceptance and adoption of our new MarinOne platform and other market conditions and the effect of the COVID-19 pandemic. The COVID-19 pandemic has disrupted and continues to disrupt economic markets and the full economic impact, duration and spread of COVID-19 is uncertain at this time and difficult to predict considering the rapidly evolving landscape. Since mid-March 2020, some of our customers have reduced the amount of digital advertising spend that they manage using our products, which has had an adverse effect on our results of operations, and some of our customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Although we have pursued and expect to continue to pursue additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. During the second half of 2020, we commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business (the “2020 Restructuring Plan”). The 2020 Restructuring Plan included the reduction of our global workforce by approximately 60 employees, approximately half of which were located outside of the United States. These workforce reductions were substantially completed during 2020.

Our ability to continue as a going concern is substantially dependent upon our ability to improve customer retention rates, increase new bookings, and manage our cash flows. Other factors that may significantly affect our ability to continue as a going concern include one or more of the following; our ability to obtain forgiveness of a significant portion of our loan under the Paycheck Protection Program, our ability to renew our revenue sharing agreement with Google on acceptable terms, our ability to raise additional financing, and our ability to further reduce our expenses.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(2,241)	$(1,760)
Net cash used in investing activities	(426)	(540)
Net cash provided by (used in) financing activities	3,102	(231)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(44)	(19)
Net increase (decrease) in cash and cash equivalents and restricted cash	$391	$(2,550)

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the operation of our business and the fluctuations in the number of advertisers using our platform. Cash provided by or used in operating activities has typically been affected by net losses and further impacted by changes in our operating assets and liabilities, particularly in the areas of accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities, adjusted for non-cash expense items such as depreciation, amortization, stock-based compensation expense and deferred income tax benefits.

Cash used in operating activities for the three months ended March 31, 2021 of $2.2 million was primarily the result of a net loss of $2.2 million, adjusted for non-cash expenses of $1.1 million, primarily consisting of depreciation, stock-based compensation expense, provision for bad debts and net changes in operating leases, and a $1.2 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $0.6 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.2 million due to the timing of related disbursements; and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $2.0 million due primarily to the timing of related disbursements.

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

Investing Activities

During the three months ended March 31, 2021 and 2020 investing activities primarily consisted of capitalized internally-developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 was $3.1 million. This was primarily due to $3.1 million of net cash proceeds from issuance of common shares through our equity distribution agreement.

Cash used in financing activities for the three months ended March 31, 2020 was $0.2 million primarily due to $0.2 million of net repayments under our right-of-use finance lease liabilities.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2021 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2020 filed with the SEC on February 26, 2021, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year 2020 filed with the SEC on February 26, 2021, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of March 31, 2021, we had cash and cash equivalents of $14.7 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 24% for each three-month period ended March 31, 2021 and 2020. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains and losses included in determining net loss were less than $0.1 million for each three-month period ended March 31, 2021 and 2020. Transaction gains and losses are included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties summarized and described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

SUMMARY OF RISK FACTORS

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

Risks Related to our Financial Condition and Future Operating Results

•	It is difficult to predict our future operating results, in particular because of the ongoing COVID-19 pandemic and its effects on our customers and digital advertising spend.
•	We have a history of losses, our revenues have decreased in recent periods, and we may not achieve or sustain profitability in the future.
•

We expect to continue to incur losses and experience negative cash flows, and we will need to reduce operating expenses, sell additional securities, sell assets or borrow additional funds to continue as a going concern.

•

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all. There are currently no additional amounts available to be sold by us under the equity distribution agreement pursuant to which we have sold shares to raise capital in recent periods.

•

We have incurred indebtedness, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our needs. No assurances can be provided as to the amount or timing of any potential forgiveness of the loan we obtained under the Paycheck Protection Program.

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
•

We must develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments to remain competitive in our evolving industry. We are in the process of deploying and migrating our customers to our new platform, MarinOne, and our future results of operations will be substantially dependent upon customer acceptance and adoption of MarinOne.

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

We have a history of losses, our revenues have decreased in recent periods, and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $14.1 million during the year ended December 31, 2020 and a net loss of $2.2 million during the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $293.4 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Our revenues have decreased in recent periods, including a decline from $49.0 million in 2019 to $30.0 million in 2020, and a decline from $8.7 million in the first quarter of 2020 to $6.3 million in the first quarter of 2021. Many of our efforts to generate revenues from our business are new and unproven and exacerbated by the effects of the COVID-19 pandemic, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. We do not expect to be profitable in 2021 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flows, and we will need to reduce operating expenses, sell additional securities, sell assets or borrow additional funds to continue as a going concern.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives and other business activities. We anticipate that increasing our market share for our current services through sales and marketing efforts, continuing development of new platform features and delivering efficient service to customers will require additional capital and expenditures and will be made more challenging given the effects of the COVID-19 pandemic. If we continue to burn cash without a corresponding increase to revenue, we will need to reduce operating expenses through successful cost-cutting measures or seek to sell additional securities, sell assets or borrow additional funds to continue as a going concern. There is no guarantee that we will be able to successfully reduce our operating expenses through successful cost–cutting measures. Further, there is no guarantee that we will receive forgiveness of any amount of our loan under the Paycheck Protection Program or that we will be able to issue additional securities or sell assets in future periods or borrow additional funds on commercially reasonable terms, or at all, in order to meet our cash needs. Our ability to raise additional financing is subject to a number of uncertainties, including but not limited to, the market demand for our stock, our financial performance and outlook, the market demand for products and services, negative economic developments, the economic effects of the COVID-19 pandemic and adverse market conditions. During 2020, we commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business, or the 2020 Restructuring Plan. The 2020 Restructuring Plan included the reduction of our global workforce by approximately 60 employees, approximately half of which were located outside of the United States. As of March 31, 2021, the planned reductions were substantially complete. Our ability to continue as a going concern is substantially dependent upon our ability to improve customer retention rates, increase new bookings, and manage our cash flows. Other factors that may significantly affect our ability to continue as a going concern include one or more of the following; our ability to obtain forgiveness of a significant portion of our loan under the Paycheck Protection Program, our ability to renew our revenue sharing agreement with Google on acceptable terms, our ability to raise additional financing, and our ability to further reduce our expenses.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, continue the deployment of MarinOne, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Through March 31, 2021, we sold 4.6 million shares of our common stock under an equity distribution agreement with JMP Securities LLC, or JMP Securities, and received proceeds of approximately $12.3 million, net of offering costs of $0.7 million, at a weighted-average sales price of $2.84. During the year ended December 31, 2020, we sold 2.7 million shares of our common stock under the equity distribution agreement, and received proceeds of approximately $7.5 million, net of offering costs of $0.5 million, at a weighted average sales price of $2.92 per share. The 2.7 million shares of our common stock that we issued under the equity distribution agreement during 2020 increased the number of outstanding shares of our common stock by approximately 40%, resulting in dilution to the percentage ownership of our previously existing stockholders. During the three months ended March 31, 2021 we sold an additional 1.2 million shares of our common stock under the equity distribution agreement and received proceeds of $3.0 million, net of offering costs of $0.2 million, at a weighted average sales price of $2.68 per share. There are currently no additional amounts available to be sold under this equity distribution agreement, but we intend to explore other options to raise additional financing.

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

In May 2020, we obtained the Loan pursuant to the Paycheck Protection Program pursuant to the CARES Act. The Loan matures two years from the date of first disbursement of the Loan, which occurred on May 7, 2020. The Loan bears interest at a rate of 1% per annum, with all payments deferred through the ten-month anniversary of the date of the note evidencing the Loan, or the Note. Principal and interest are payable monthly commencing on the first day of the next month after the expiration of the initial ten-month deferment period which began on July 6, 2020 and may be prepaid by us at any time prior to maturity without penalty. The Note specifies various potential defaults, upon the occurrence of which, at the Lender’s option, amounts outstanding under the Note would become immediately due and payable.

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

We have applied for forgiveness of approximately $3.0 million due under the Loan, with the amount of potential Loan forgiveness being calculated in accordance with the requirements of the PPP based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 8-week period beginning on the date of first disbursement of the Loan. No assurances can be provided as to the amount or timing of any potential Loan forgiveness. Any required repayment of our existing indebtedness as a result of a default would reduce our cash on hand such that we would not have those funds available for use in our business, which could have a material adverse effect on our business, operating results and financial condition.

Our Revenue Share Agreement with Google is scheduled to terminate on September 30, 2021, which could have a material adverse effect on our future results of operations and financial condition.

We entered into a revenue share agreement with Google in December 2018, with an effective date of October 1, 2018, or the Google Revenue Share Agreement. Under the Google Revenue Share Agreement, we are eligible to receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the year ended December 31, 2020, we recognized revenues of $9.1 million, and for the year ended December 31, 2019 we recognized revenues of $12.2 million from the Google Revenue Share Agreement. For the each of the quarters ended March 31, 2021 and 2020, we recognized revenues of $2.3 million from the Google Revenue Share Agreement. The Google Revenue Share Agreement is scheduled to terminate on September 30, 2021. We are in preliminary discussions with Google to extend the term of the Google Revenue Share Agreement, but no assurances can be provided as to whether the term will be extended or as to terms of any extension of the agreement. Our results of operations would be adversely affected if the Google Revenue Share Agreement is terminated, either upon its scheduled termination or otherwise, or adversely modified.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018, or the Google Revenue Share Agreement. Under the Google Revenue Share Agreement, we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the year ended December 31, 2020, we recognized revenues of $9.1 million and for the year ended December 31, 2019 we recognized revenues of $12.2 million from the Google Revenue Share Agreement. For each of the quarters ended March 31, 2021 and 2020, we recognized revenues of $2.3 million from the Google Revenue Share Agreement. The Google Revenue Share Agreement has a three-year term and is scheduled to terminate on September 30, 2021. We are in discussions with Google to extend the term of the Google Revenue Share Agreement, but no assurances can be provided as to whether the term will be extended or as to terms of any extension of the agreement. Our results of operations would be adversely affected if the Google Revenue Share Agreement is terminated, either upon its scheduled termination or otherwise, or adversely modified.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced turnover, including, in December 2019, the departure of our former chief financial officer and the promotion of Robert Bertz to chief financial officer. Also, the previous managers of our sales team and our customer service teams left the Company during the quarter ended September 30, 2020.  In addition, during the quarter ended September 30, 2020, we commenced a global reduction-in-force and other restructuring actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business. The 2020 Restructuring Plan included the reduction of our global workforce by approximately 60 employees, approximately half of which were located outside of the United States. As of March 31, 2021, the planned reductions were substantially complete. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions or employee attrition could have an adverse effect on our business as a result of operational and administrative inefficiencies and added costs, decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, which could adversely affect our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, we must successfully integrate any new senior management and other new personnel within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

Our success in the mobile channel depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as the major operating systems that run on them and the applications that are downloaded onto them. For example, the release of iOS 14 brought with it a number of new changes, including the need for app users to opt-in before their identifier for advertisers, or IDFA, can be accessed by an app (which was released April 26, 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. Although Marin doesn't rely heavily on IDFA, low opt-in rates to grant IDFA access may result in advertisers rethinking their conversion tracking strategy. Any reduced ability of advertisers to accurately target and measure their advertising campaigns may cause spend fluctuations.

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

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. If a company’s shares trade for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. As of April 30, 2021, the closing price of our common stock on Nasdaq was $1.79. The closing price of common stock on Nasdaq was below $1.00 for a total of four days in 2020, but not for more than a maximum of three consecutive trading days in 2020. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. If Nasdaq delists our securities for trading on the Nasdaq, we could face significant adverse consequences, including:

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to the date of this filing) has been volatile. From January 1, 2019 through December 31, 2020, the closing sales price of our common stock on The Nasdaq Global Market ranged from $0.87 to $7.18 per share. From January 1, 2021 through April 30, 2021, the closing sales price of our common stock on The Nasdaq Global Market ranged from $1.50 to $3.06 per share. Factors affecting the market price of our common stock include:

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

On March 14, 2019, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on May 10, 2019. Pursuant to an equity distribution agreement between us and JMP Securities, common stock with an aggregate offering price of up to $13.0 million could be issued and sold pursuant to an “at-the-market” offering for sales of our common stock. As of March 31, 2021, 4.6 million shares of our common stock have been sold pursuant to the equity distribution agreement since it was established, for net proceeds of approximately $12.3 million. During the year ended December 31, 2020, we sold 2.7 million shares of our common stock under the equity distribution agreement for net proceeds of approximately $7.5 million. The 2.7 million shares of our common stock that we issued under the equity distribution agreement during 2020 increased the number of outstanding shares of our common stock by approximately 40%. During the three months ended March 31, 2021 we sold an additional 1.2 million shares of our common stock under the equity distribution agreement and received proceeds of $3.0 million, net of offering costs of $0.2 million, at a weighted average sales price of $2.68 per share. There are currently no additional amounts available to be sold under this equity distribution agreement, but we intend to explore other options to raise additional financing.

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

General Risk Factor

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States

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

MARIN SOFTWARE INCORPORATED

Dated: May 6, 2021	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2021	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)