Form 10-Q
period 2021-06-30
MARIN SOFTWARE INC
filed 2021-08-02
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 23, 2021, the registrant had 15,466,680 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At June 30,	At December 31,
	2021	2020*
Assets
Current assets:
Cash and cash equivalents	$13,946	$14,280
Restricted cash	431	540
Accounts receivable, net	4,378	5,063
Prepaid expenses and other current assets	2,244	3,039
Total current assets	20,999	22,922
Property and equipment, net	4,441	5,477
Right-of-use assets, operating leases	4,145	7,737
Other non-current assets	690	873
Total assets	$30,275	$37,009
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$600	$928
Accrued expenses and other current liabilities	5,346	6,552
Note payable, current	1,854	1,854
Operating lease liabilities	4,505	6,800
Total current liabilities	12,305	16,134
Note payable, net of current	1,466	1,466
Operating lease liabilities, non-current	265	1,814
Other long-term liabilities	1,562	1,780
Total liabilities	15,598	21,194
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value - 142,857 shares authorized, 11,147 and 9,743 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	11	10
Additional paid-in capital	311,675	308,065
Accumulated deficit	(295,876)	(291,163)
Accumulated other comprehensive loss	(1,133)	(1,097)
Total stockholders’ equity	14,677	15,815
Total liabilities and stockholders’ equity	$30,275	$37,009

*	Derived from the Company’s audited consolidated financial statements as of December 31, 2020.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net	$6,094	$7,275	$12,402	$15,935
Cost of revenues	3,175	4,585	6,416	9,930
Gross profit	2,919	2,690	5,986	6,005
Operating expenses
Sales and marketing	1,268	1,880	2,514	4,192
Research and development	2,667	3,338	5,066	6,775
General and administrative	1,995	2,011	3,864	3,992
Total operating expenses	5,930	7,229	11,444	14,959
Loss from operations	(3,011)	(4,539)	(5,458)	(8,954)
Other income, net	221	537	548	1,006
Loss before benefit from income taxes	(2,790)	(4,002)	(4,910)	(7,948)
Benefit from income taxes	(289)	(521)	(197)	(496)
Net loss	(2,501)	(3,481)	(4,713)	(7,452)
Foreign currency translation adjustments	15	5	(36)	88
Comprehensive loss	$(2,486)	$(3,476)	$(4,749)	$(7,364)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(0.23)	$(0.50)	$(0.44)	$(1.09)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	11,034	6,912	10,669	6,866

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at March 31, 2021	10,941	$11	$311,342	$(293,375)	$(1,148)	$16,830
Issuance of common stock from vesting of restricted stock units (Note 7)	193	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(88)	—	—	(88)
Issuance of common stock under employee stock purchase plan	13	—	16	—	—	16
Stock-based compensation expense	—	—	405	—	—	405
Net loss	—	—	—	(2,501)	—	(2,501)
Foreign currency translation adjustments	—	—	—	—	15	15
Balances at June 30, 2021	11,147	$11	$311,675	$(295,876)	$(1,133)	$14,677

	Three Months Ended June 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at March 31, 2020	6,830	$7	$299,689	$(281,083)	$(1,015)	$17,598
Issuance of common stock from vesting of restricted stock units (Note 7)	118	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(131)	—	—	(131)
Issuance of common stock under employee stock purchase plan	11	—	14	—	—	14
Stock-based compensation expense	—	—	567	—	—	567
Net loss	—	—	—	(3,481)	—	(3,481)
Foreign currency translation adjustments	—	—	—	—	5	5
Balances at June 30, 2020	6,959	$7	$300,139	$(284,564)	$(1,010)	$14,572

	Six Months Ended June 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2020	9,743	$10	$308,065	$(291,163)	$(1,097)	$15,815
Issuance of common stock through equity distribution agreement, net of offering costs of $157	1,186	1	3,024	—	—	3,025
Issuance of common stock from vesting of restricted stock units (Note 7)	205	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(111)	—	—	(111)
Issuance of common stock under employee stock purchase plan	13	—	16	—	—	16
Stock-based compensation expense	—	—	681	—	—	681
Net loss	—	—	—	(4,713)	—	(4,713)
Foreign currency translation adjustments	—	—	—	—	(36)	(36)
Balances at June 30, 2021	11,147	$11	$311,675	$(295,876)	$(1,133)	$14,677

	Six Months Ended June 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2019	6,810	$7	$299,263	$(277,112)	$(1,098)	$21,060
Issuance of common stock from vesting of restricted stock units (Note 7)	138	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(151)	—	—	(151)
Issuance of common stock under employee stock purchase plan	11	—	14	—	—	14
Stock-based compensation expense	—	—	1,013	—	—	1,013
Net loss	—	—	—	(7,452)	—	(7,452)
Foreign currency translation adjustments	—	—	—	—	88	88
Balances at June 30, 2020	6,959	$7	$300,139	$(284,564)	$(1,010)	$14,572

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(4,713)	$(7,452)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	463	1,295
Amortization of internally developed software	1,220	1,682
Amortization of intangible assets	—	95
Amortization of deferred costs to obtain and fulfill contracts	268	493
Interest expense	6	5
Loss on disposals of property and equipment and right-of-use assets	32	1
Unrealized foreign currency losses	32	11
Stock-based compensation related to equity awards	641	1,013
Provision for bad debts	(51)	(146)
Net change in operating leases	(252)	(220)
Changes in operating assets and liabilities
Accounts receivable	724	3,113
Prepaid expenses and other assets	607	831
Accounts payable	(330)	(520)
Accrued expenses and other liabilities	(1,424)	(2,327)
Net cash used in operating activities	(2,777)	(2,126)
Investing activities:
Purchases of property and equipment	(6)	(2)
Capitalization of internally developed software	(632)	(958)
Net cash used in investing activities	(638)	(960)
Financing activities:
Proceeds from issuance of common shares through at-the-market offering, net of offering costs	3,120	—
Proceeds from note payable	—	3,320
Payment of principal on finance lease liabilities	(15)	(376)
Employee taxes paid for withheld shares upon equity award settlement	(120)	(200)
Proceeds from employee stock purchase plan, net	15	9
Net cash provided by financing activities	3,000	2,753
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(28)	(2)
Net decrease in cash and cash equivalents and restricted cash	(443)	(335)
Cash and cash equivalents and restricted cash:
Beginning of period	14,820	12,105
End of the period	$14,377	$11,770
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock under employee stock purchase plan	$16	$14
Amortization of prepaid stock issuance costs	$95	$—

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides enterprise marketing software for advertisers and agencies to integrate, align and amplify their digital advertising spend across the web and mobile devices. Offered as a unified software-as-a-service (“SaaS”) advertising management solution for search, social and eCommerce advertising, the Company’s platform helps digital marketers convert precise audiences, improve financial performance and make better decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: Austin, Dublin, London, New York and Shanghai.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for other interim periods or future years.

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

The World Health Organization declared in March 2020 that the outbreak of the coronavirus disease named COVID-19 constituted a pandemic. The COVID-19 pandemic has created, and the lingering effects of the pandemic may continue to create, significant uncertainty in global financial markets, which may decrease technology spending, has depressed and may continue to depress demand for the Company’s platform and has harmed and may continue to harm the Company’s business and results of operations. As of the date of issuance of these condensed consolidated financial statements, the extent to which the lingering effects of the COVID-19 pandemic may impact the Company’s financial condition, liquidity, or results of operations is uncertain.

The Company has incurred significant losses in each fiscal year since its incorporation in 2006. The Company incurred a net loss of $4,713 for the six months ended June 30, 2021 and a net loss of $14,051 for the year ended December 31, 2020. As of June 30, 2021, the Company had an accumulated deficit of $295,876. The Company had cash, cash equivalents and restricted cash of $14,377 as of June 30, 2021. Management expects to incur additional losses and experience negative operating cash flows in the future. Since mid-March 2020, some of the Company’s customers have reduced the amount of digital advertising spend that they manage using the Company’s products, which has had an adverse effect on the Company’s results of operations, and some of the Company’s customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. During the third quarter of 2020, the Company commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce its operating expenses and address the impact of the COVID-19 pandemic on its business (the “2020 Restructuring Plan”). The 2020 Restructuring Plan included the reduction of the Company’s global workforce by approximately 60 employees, approximately half of which were located outside of the United States. The planned workforce reductions were substantially completed during 2020. On July 15, 2021, the Company entered into a new equity distribution agreement with JMP Securities under which it could sell shares of its common stock up to an aggregate gross sales price of $40,000 through an at-the-market offering program administered by JMP Securities. In July 2021 the Company sold 4,316 shares of its common stock under this new agreement and received proceeds of $38,800, net of $1,200 in fees to JMP Securities, which exhausted all securities available for sale under this agreement.  See Note 6 “Shelf Registration and At-the-Market Offering” for additional information. Although the Company has pursued, and expects to continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all.

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

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio based on historical experience, specific allowances for known troubled accounts and other available information. The Company does not require collateral from its customers, and it performs a regular review of its customers’ payment histories and associated credit risks. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers in addition to the agency itself. As of June 30, 2021 and December 31, 2020, the Company recorded an allowance for doubtful accounts of $1,179 and $1,236, respectively.

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of June 30, 2021, and December 31, 2020, the Company recorded an allowance for potential customer credits in the amount of $395 and $437, respectively.

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021 were as follows:

Subscription Services Revenues
2021 (remaining six months)	$1,187
2022	807
2023	40
Total	$2,034

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

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement using the expected value method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognized revenues from the Google Revenue Share Agreement of $2,283 for each of the three months ended June 30, 2021 and 2020 and $4,566 for each of the six months ended June 30, 2021 and 2020. As of June 30, 2021, the Company expects to recognize revenues totaling approximately $2,218 during the period from July 1, 2021 to September 30, 2021 related to remaining performance obligations under the Google Revenue Share Agreement. The Google Revenue Share Agreement is scheduled to terminate on September 30, 2021. The Company is in preliminary discussions with Google to extend the term of the Google Revenue Share Agreement, but no assurances can be provided as to whether the term will be extended or as to terms of any extension of the agreement.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States of America	$4,687	$5,527	$9,453	$12,082
United Kingdom	758	904	1,638	1,904
Other (1)	649	844	1,311	1,949
Total revenues, net	$6,094	$7,275	$12,402	$15,935

(1)	No individual country within the “Other” category accounted for 10% or more of revenues for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Subscriptions	$3,754	$4,938	$7,763	$11,271
Strategic agreements	2,340	2,337	4,639	4,664
Total revenues, net	$6,094	$7,275	$12,402	$15,935

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of June 30, 2021 and December 31, 2020 are presented in the accompanying condensed consolidated balance sheets. Included in the balance of accounts receivable, net as of June 30, 2021 and December 31, 2020 was $1,725 related to the Google Revenue Share Agreement, which represented 39% and 34%, respectively, of accounts receivable, net.

Customer Advances

In certain situations, the Company receives cash payments from customers in advance of its performance of the underlying services. These advances from customers are included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

Deferred Strategic Agreement Revenues

Due to the timing of revenue recognition under the Google Revenue Share Agreement, the contractual billings exceed revenue recognized to date, resulting in a contract liability. As of June 30, 2021 and December 31, 2020, the Company recorded deferred strategic agreement revenues of $558 and $1,657, respectively, within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

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

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the six months ended June 30, 2021 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2020	$283	$197
Costs deferred	133	60
Amortization	(183)	(85)
Balances at June 30, 2021	$233	$172

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		June 30,	December 31,
	Estimated Useful Life	2021	2020
Software, including internally developed software	3 years	$30,515	$29,843
Computer equipment	3 to 4 years	16,189	21,400
Finance lease right-of-use assets	Shorter of useful life or lease term	3,714	5,067
Leasehold improvements	Shorter of useful life or lease term	4,138	4,181
Office equipment, furniture and fixtures	3 to 5 years	1,677	1,671
Total property and equipment		56,233	62,162
Less: Accumulated depreciation and amortization		(51,792)	(56,685)
Property and equipment, net		$4,441	$5,477

Finance lease right-of-use assets consist of computer equipment. Amortization of internally developed software and depreciation for the six months ended June 30, 2021 and 2020 was $1,683 and $2,977, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	June 30,	December 31,
	2021	2020
Accrued salary and payroll-related expenses	$2,038	$2,309
Deferred strategic agreement revenues	558	1,657
Accrued liabilities	659	848
Finance lease liabilities	-	15
Advanced billings	348	404
Other	1,743	1,319
Total accrued expenses and other current liabilities	$5,346	$6,552

4. Borrowing

On April 23, 2020, the Company entered into an original loan agreement with Harvest Small Business Finance, LLC as the lender (“Lender”) for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the U.S. Small Business Administration (the “SBA”). The Loan was originally evidenced by a Note dated effective as of April 22, 2020, but such Note was replaced by a Note with substantially the same terms, but with an updated effective date of May 5, 2020 to account for a delay in disbursement of funds. The Loan matures two years from the date of first disbursement of the Loan, which occurred on May 7, 2020. The Company received the loan proceeds on May 12, 2020. The Loan bears interest at a rate of 1% per annum.  Initially, all payments were deferred through the ten-month anniversary of the date of the Note. The Paycheck Protection Flexibility Act of 2020, P.L. 116-142, extended the deferral period for loan payment to the date that SBA remits the borrower’s loan forgiveness amount to the Lender. The PPP provides that borrowers may apply for forgiveness of amounts due under the Loan, with the amount of potential Loan forgiveness to be calculated based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 10-week period beginning on the date of first disbursement of the Loan. The Company has applied for forgiveness of the entire balance of $3,320 due under the Loan, but no assurances can be provided as to the amount or timing of any potential Loan forgiveness.

5. Restructuring Activities

2020 Restructuring Plan

During the three months ended September 30, 2020, the Company commenced the implementation of a restructuring and reduction-in- force plan to reduce the Company’s operating costs and address the impact of the COVID-19 pandemic. The plan included the reduction of the Company’s global workforce by approximately 60 employees, approximately half of which were located outside of the United States. The planned workforce reductions were substantially completed during 2020.

During the three and six months ended June 30, 2021, the Company recorded $3 of restructuring-related expenses in connection with the 2020 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss. During the three and six months ended June 30, 2020, the Company recorded $43 of restructuring-related expenses in connection with other organizational restructuring plans, in the accompanying condensed consolidated statements of comprehensive loss.

6. Shelf Registration and At-the-Market Offering

On March 14, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019 (the “Initial Registration Statement”) and enabled the Company to offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50,000. As part of this shelf registration, the Company entered into an equity distribution agreement with JMP Securities LLC, or JMP Securities (the “2019 equity distribution agreement”), pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $13,000 through an at-the-market offering program administered by JMP Securities. JMP Securities was entitled to compensation of up to 5.0% of the gross proceeds from sales of the Company’s common stock pursuant to the equity distribution agreement.

During the three months ended March 31, 2021 the Company sold 1,186 shares of its common stock under the 2019 equity distribution agreement and received proceeds of $3,025, net of offering costs of $157 at a weighted average sales price of $2.68 per share, which resulted in the Company exhausting the amounts available for sale under the 2019 equity distribution agreement. During the six months ended June 30, 2020, the Company sold no shares of its common stock under this 2019 equity distribution agreement. During the period from inception of the 2019 equity distribution agreement, the Company sold 4,570 shares of its common stock under the 2019 equity distribution agreement and received proceeds of $12,288, net of offering costs of $712 at a weighted average sales price of $2.84 per share.

On July 15, 2021, the Company increased the size of the remaining $37,000 available on the Initial Registration Statement by an additional $3,000 allowing it to offer securities with an aggregate gross sales price of up to $40,000. The Company also entered into a new equity distribution agreement with JMP Securities (the “2021 equity distribution agreement”) under which it could sell shares of its common stock up to a gross aggregate sales price of $40,000 through an at-the-market offering program administered by JMP Securities. JMP Securities was entitled to fees of 3% of the gross proceeds from sales of the Company’s common stock under this 2021 equity distribution agreement. In July 2021 the Company sold 4,316 shares of its common stock under the 2021 equity distribution agreement and received proceeds of $38,800, net of $1,200 in fees to JMP Securities, at a weighted average sales price of $9.27 per share, which resulted in the Company exhausting the amounts available for sale under the 2021 equity distribution agreement.

7. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013 the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 487 shares of common stock on January 1, 2021. As of June 30, 2021, 1,488 shares of common stock were available for future grants under the 2013 Plan.

Stock Options

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2020	389	$23.57	5.77	$—
Options forfeited and cancelled	(3)	35.68	—	—
Balances at June 30, 2021	386	23.45	5.32	1,020
Options exercisable	356	25.09	5.10	818
Options vested	356	25.09	5.10	818
Options vested and expected to vest	382	23.65	5.29	993

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2020	1,006	$2.80
RSUs granted	181	1.62
RSUs vested	(205)	3.10
RSUs cancelled and withheld to cover taxes	(96)	4.52
Granted and unvested at June 30, 2021	886	$2.31

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for six-month purchase periods ending in May and November and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 97 shares on January 1, 2021. As of June 30, 2021, 269 shares were reserved for issuance under the 2013 ESPP. During the three and six months ended June 30, 2021 and 2020, 13 and 11 shares, respectively, were issued under the 2013 ESPP.

8. Stock-Based Compensation

Stock-based compensation expense was allocated as follows during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$46	$129	$81	$223
Sales and marketing	70	149	136	259
Research and development	133	217	231	384
General and administrative	130	72	193	147
Total	$379	$567	$641	$1,013

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. Stock-based compensation capitalized as internally developed software was $26 and $40 for the three and six months ended June 30, 2021, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. There were no stock options granted during the three and six months ended June 30, 2021.

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

There were no exercises of stock options during the three and six months ended June 30, 2021 and 2020.

Compensation expense, net of estimated forfeitures, is recognized ratably over the requisite service period. As of June 30, 2021, there was $90 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.1 years.

RSUs

As of June 30, 2021, there was $1,553 of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.0 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments, on a collateralized basis over a similar term and in a similar economic environment. As of June 30, 2021, the weighted-average rate used in discounting the lease liabilities for ROU operating leases was 6.5%. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheets, while ROU assets for finance leases are included within property and equipment, net. The Company recognizes the expense for operating leases on straight-line basis over the lease term. As of June 30, 2021, the weighted-average remaining lease term for ROU operating leases was 0.9 years.

As of June 30, 2021, the Company had net operating lease ROU assets of $4,145. Operating lease costs, consisting primarily of rental expense, were approximately $1,505 and $1,829, for the three months ended June 30, 2021 and 2020, respectively and $3,239 and $3,760 for the six months ended June 30, 2021 and 2020, respectively. Variable rent expense was not significant for the three and six months ended June 30, 2021 and 2020.

At various dates between August 2015 and October 2016, the Company entered into finance lease arrangements for computer equipment, all of which had expired by June 30, 2021. Finance lease costs for the three and six months ended June 30, 2021 consisted of $42 and $95, respectively, in depreciation of the leased assets.  Finance lease costs for the three and six months ended June 30, 2020 consisted of $162 and $332, respectively, in depreciation of the leased assets. Finance lease interest expense was not significant in either the 2021 or 2020 periods.

The maturities of operating lease liabilities as June 30, 2021 are as follows:

2021 (remaining six months)	$3,067
2022	1,832
Total lease payments	4,899
Less: Amount representing imputed interest	(129)
Present value of lease liabilities	4,770
Less: Current portion of lease liabilities	(4,505)
Non-current portion of lease liabilities	$265

Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$15	$376
Operating cash flows from finance leases	—	14
Operating cash flows from operating leases	3,689	4,005

ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—	$—
Operating lease liabilities	—	6,576

Subleases

The Company subleases portions of its San Francisco office space under an agreement that expires in July 2022. Income from subleases is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income was $271 and $558 for the three months ended June 30, 2021 and 2020, respectively, and $542 and $1,128 for the six months ended June 30, 2021 and 2020.

Future minimum amounts due under subleases as of June 30, 2021 were as follows:

Operating Sublease Income
2021 (remaining six months)	$553
2022	616
Total amounts due under subleases	$1,169

10. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

Income tax benefit for the three and six months ended June 30, 2021 was $289 and $197, respectively, on pre-tax losses of $2,790 and $4,910, respectively. As of June 30, 2021the income tax rate varies from the federal income tax rate primarily due to a partial release of foreign uncertain tax positions, benefits of foreign returns filed, valuation allowances in the United States and taxable income generated by the Company's foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three and six months ended June 30, 2021 and 2020, the Company did not recognize any material interest or penalties related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss available to common stockholders	$(2,501)	$(3,481)	$(4,713)	$(7,452)
Denominator:
Weighted average number of shares, basic and diluted	11,034	6,912	10,669	6,866
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.23)	$(0.50)	$(0.44)	$(1.09)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2021	2020
Options to purchase common stock	386	435
Unvested RSUs	886	863
Total	1,272	1,298

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

13. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of June 30, 2021, no material amounts are recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of June 30, 2021 and the audited consolidated balance sheet as of December 31, 2020.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of June 30, 2021 and December 31, 2020.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14. Subsequent Events

On July 15, 2021, the Company entered into a new equity distribution agreement with JMP Securities under which it could sell shares of its common stock up to an aggregate gross sales price of $40,000 through the at-the-market offering program administered by JMP Securities. In July 2021 the Company sold 4,316 shares of its common stock under this new agreement and received proceeds of $38,800, net of $1,200 in fees to JMP Securities, which exhausted all securities available for sale under this agreement.  See Note 6 “Shelf Registration and At-the-Market Offering” for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”), on February 26, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements

Overview

We are a leading provider of digital marketing solutions for search, social, and eCommerce advertising channels, offered as a unified software-as-a-service, or SaaS, advertising management platform for performance-driven advertisers and agencies. Our platform is an analytics, workflow and optimization solution for marketing professionals, enabling them to maximize the performance of their digital advertising spend. We market and sell our solutions to advertisers directly and through leading advertising agencies, and our customers collectively manage billions of dollars in advertising spend on our platform globally across a wide range of industries. We believe this makes us one of the largest providers of independent advertising cloud solutions. Our software solution is designed to help our customers:

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

Our current product lineup consists of MarinOne and our two legacy products, Marin Search and Marin Social. We have migrated all of our customers to use MarinOne as their primary experience when logging in. We will continue to allow access to Marin Search through at least the end of Q1 2022 to ensure a smooth transition for our customers.

MarinOne. Our next-generation solution brings search, social and eCommerce advertising into a single-platform that helps advertisers maximize a customer journey that spans Google, Facebook, Twitter and Amazon by combining the power of Marin Search and Marin Social with new channels like LinkedIn, Apple Search Ads, Instacart, Criteo and YouTube.

•

Marin Search. Our original solution for large advertisers and agencies, Marin Search is designed to provide search advertisers with the power, scale and flexibility required to manage large-scale advertising campaigns.

•	Marin Social. Helps advertisers manage their Facebook, Instagram and Twitter advertising spend at scale.

Advertisers use our platform to create, target and convert precise audiences based on recent buying signals from users’ search, social and eCommerce interactions. Our platform is integrated with leading publishers such as Amazon, Apple, Baidu, Bing, Criteo, Facebook, Google, Instacart, Instagram, Pinterest, Twitter, Verizon Media, Yahoo! Japan and Yandex. Additionally, we have integrations with dozens of leading web analytics and advertisement-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

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

In March 2020 the World Health Organization declared that the outbreak of the coronavirus disease named COVID-19 constituted a pandemic. We believe that the COVID-19 pandemic has had and may continue to have an adverse impact on many of our customers and their businesses and their spending on digital advertising and has had an adverse impact on our recent results of operations and may continue to affect our future results of operations. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including containment of COVID-19, the availability, deployment and efficacy of vaccines, impact on our customers and our sales cycles, and impact on our employees, all of which are uncertain and cannot be predicted. At this time, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain. Since mid-March 2020, some of our customers have reduced the amount of digital advertising spend that they manage using our product which has had an adverse effect on our results of operations and some of our customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Also, since mid-March 2020 most of our employees have not been able to work from our offices and have been working from home, which could cause some disruptions or delays in our business activities, including our product development efforts.

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we are eligible for a refundable employee retention credit subject to certain criteria. The Company recognized employee retention credits of $0.5 million and $1.1 million during the three and six months ended June 30, 2021, respectively, which were recorded in cost of revenues and operating expenses.

During the third quarter of 2020, we commenced the implementation of a restructuring and reduction-in-force plan to reduce our operating costs and address the impact of the COVID-19 pandemic (“2020 Restructuring Plan”). The 2020 Restructuring Plan included the reduction of our global workforce by approximately 60 employees, approximately half of which were located outside of the United States. The planned workforce reductions were substantially completed during 2020.

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

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 23% and 24% of total revenues for the three months ended June 30, 2021 and 2020, respectively, and 24% for each of the six months ended June 30, 2021 and 2020.

Refer to Note 2 of the accompanying condensed consolidated financial statements for further discussion of our revenue recognition considerations.

Cost of Revenues

Cost of revenues primarily includes personnel costs, consisting of salaries, benefits, bonuses and stock-based compensation expense for employees associated with our cloud infrastructure and global services for implementation and ongoing customer service. Other costs of revenues include fees paid to contractors who supplement our support and data center personnel, expenses related to third-party data centers, depreciation of data center equipment, amortization of internally developed software and allocated overhead. Incremental cost of revenues associated with our long-term strategic agreements, including our largest agreement with Google, are generally not significant.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$6,094	100%	$7,275	100%	$12,402	100%	$15,935	100%
Cost of revenues	3,175	52	4,585	63	6,416	52	9,930	62
Gross profit	2,919	48	2,690	37	5,986	48	6,005	38
Operating expenses
Sales and marketing	1,268	21	1,880	26	2,514	20	4,192	26
Research and development	2,667	44	3,338	46	5,066	41	6,775	43
General and administrative	1,995	33	2,011	28	3,864	31	3,992	25
Total operating expenses	5,930	97	7,229	99	11,444	92	14,959	94
Loss from operations	(3,011)	(49)	(4,539)	(62)	(5,458)	(44)	(8,954)	(56)
Other income, net	221	4	537	7	548	4	1,006	6
Loss before benefit from income taxes	(2,790)	(46)	(4,002)	(55)	(4,910)	(40)	(7,948)	(50)
Benefit from income taxes	(289)	(5)	(521)	(7)	(197)	(2)	(496)	(3)
Net loss	$(2,501)	(41)%	$(3,481)	(48)%	$(4,713)	(38)%	$(7,452)	(47)%

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(2,501)	$(3,481)	$(4,713)	$(7,452)
Depreciation	223	402	463	1,295
Amortization of internally developed software	596	818	1,220	1,682
Amortization of intangible assets	—	—	—	95
Provision for income taxes	(289)	(521)	(197)	(496)
Stock-based compensation expense	379	567	641	1,013
Capitalization of internally developed software	(238)	(418)	(672)	(958)
CARES Act employee retention credit	(525)	—	(1,064)	—
Restructuring related expenses	—	—	3	43
Other income, net	(221)	(537)	(548)	(1,006)
Adjusted EBITDA	$(2,576)	$(3,170)	$(4,867)	$(5,784)

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenues, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Revenues, net	$6,094	$7,275	$(1,181)	(16)%	$12,402	$15,935	$(3,533)	(22)%

Revenues, net, for the three and six months ended June 30, 2021 decreased $1.2 million and $3.5 million, respectively, or 16% and 22%, respectively, as compared to the corresponding periods in 2020. Since the end of the three-month period ended March 31, 2020, we experienced ongoing customer turnover that was not fully offset by new customer bookings. Revenues, net from our customers located in the United States represented 77% and 76% of total revenues, net for the three months ended June 30, 2021 and 2020, respectively, and 76% of total revenues, net for each of the six months ended June 30, 2021 and 2020. Revenues, net from the Google Revenue Share Agreement accounted for 37% and 31% of total revenues, net for the three months ended June 30, 2021 and 2020, respectively, and 37% and 29% of total revenues, net for the six months ended June 30, 2021 and 2020, respectively. There were no other customers that accounted for 10% or greater of our revenues, net for the three and six months ended June 30, 2021 and 2020.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Cost of revenues	$3,175	$4,585	$(1,410)	(31)%	$6,416	$9,930	$(3,514)	(35)%
Gross profit	2,919	2,690	229	9	5,986	6,005	(19)	(0)
Gross profit percentage	48%	37%			48%	38%

Cost of revenues for the three and six months ended June 30, 2021 decreased $1.4 million and $3.5 million, respectively, or 31% and 35%, respectively, as compared to the corresponding periods in 2020. The decreases were primarily due to lower personnel costs of $0.7 million and $1.6 million for the three and six months ended June 30, 2021, respectively, resulting from both a reduction in the number of full-time personnel and the impact of the CARES Act employee retention credit which was $0.2 million and $0.4 million during the three and six months ended June 30, 2021, respectively. This reduction in headcount also contributed to decreases in allocated facilities and information technology costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. We also experienced decreases of $0.2 million and $0.3 million in hosting costs during the three and six months ended June 30, 2021, respectively, due to a decline in the usage of our hosted platform from the corresponding periods in 2020. Additionally, for the three and six months ended June 30, 2021, depreciation expense decreased by $0.1 million and $0.6 million, respectively, and amortization of internally developed software costs decreased by $0.2 million and $0.5 million, respectively.

Our gross margin increased to 48% for the three and six months ended June 30, 2021, as compared to 37% and 38% for the corresponding periods in 2020. This was primarily due to the impact of lower personnel costs and depreciation costs as a percentage of revenue in the 2021 periods.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$1,268	$1,880	$(612)	(33)%	$2,514	$4,192	$(1,678)	(40)%
Percent of revenues, net	21%	26%			20%	26%

Sales and marketing expenses for the three and six months ended June 30, 2021 decreased $0.6 million and $1.7 million, respectively, or 33% and 40%, respectively, as compared to the corresponding periods in 2020. These decreases were primarily due to a reduction in global sales support and marketing headcount, contributing to net decreases for the three and six months ended June 30, 2021 of $0.3 million and $1.0 million, respectively, in personnel-related costs and $0.1 million and $0.2 million, respectively, in allocated facilities and information technology costs. The decreases are also a result of lower commissions amortization during the three and six months ended June 30, 2021 of $0.1 million and $0.2 million, respectively.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Research and development	$2,667	$3,338	$(671)	(20)%	$5,066	$6,775	$(1,709)	(25)%
Percent of revenues, net	44%	46%			41%	43%

Research and development expenses for the three and six months ended June 30, 2021 decreased $0.7 million and $1.7 million, respectively, or 20% and 25%, respectively, as compared to the corresponding periods in 2020. The decreases were primarily due to lower personnel costs of $0.7 million and $1.6 million for the three and six months ended June 30, 2021, respectively, resulting from both a reduction in the number of full-time research and development personnel and the impact of the CARES Act employee retention credit which was $0.2 million and $0.5 million during the three and six months ended June 30, 2021, respectively.  Additionally there was a decrease in allocated facilities and information technology costs of $0.1 million and $0.2 million in the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. These decreases were partially offset by lower capitalization of internally developed software of $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
General and administrative	$1,995	$2,011	$(16)	(1)%	$3,864	$3,992	$(128)	(3)%
Percent of revenues, net	33%	28%			31%	25%

General and administrative expenses for the three and six months ended June 30, 2021 were 1% and 3%, respectively, lower than the corresponding 2020 periods.  During the six months ended June 30, 2021, compensation and benefits expense decreased by $0.4 million primarily due to a reduction in headcount and communications costs decreased by $0.2 million as compared to the corresponding period in 2020.  These decreases were partially offset by a $0.4 million net increase related to allocated facilities, IT and other overhead costs.

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Other income, net	$221	$537	$(316)	(59)%	$548	$1,006	$(458)	(46)%

Other income, net, primarily consists of sublease income as well as foreign currency transaction gains and losses and interest income and expense. For the three months ended June 30, 2021 and 2020, we earned sublease income of $0.3 million and $0.6 million, respectively. For the six months ended June 30, 2021 and 2020, we earned sublease income of $0.5 million and $1.1 million, respectively. Foreign currency transaction gains and losses and interest income and expense were not material for the three and six months ended June 30, 2021 and 2020.

Benefit from Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Benefit from income taxes	$(289)	$(521)	$232	(45)%	$(197)	$(496)	$299	(60)%

The benefit from income taxes for the three and six months ended June 30, 2021 was primarily due to a partial release of foreign uncertain tax positions, benefits of foreign returns filed, valuation allowances in the United States and taxable income generated by our foreign wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through March 2021, we raised total net proceeds of $12.3 million from an at-the-market offering program administered by JMP Securities and in 2020 we received proceeds of $3.3 million from a loan through the Paycheck Protection Program. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of June 30, 2021, our principal source of liquidity was our unrestricted cash and cash equivalents of $13.9 million. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain a $0.4 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco which is reflected as restricted cash on the consolidated balance sheets of the accompanying condensed consolidated financial statements.

We maintain cash balances in our foreign subsidiaries. As of June 30, 2021, we had $13.9 million of unrestricted cash and cash equivalents in aggregate, of which $1.4 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA, which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries, and a tax on earnings of foreign subsidiaries in excess of a specified return on the subsidiaries' tangible assets, known as the Global Intangible Low-Taxed Income, or GILTI. We completed our analysis of the accounting for the transition tax in the fourth quarter of 2018 and there was no tax due as a result of significant accumulated losses in our foreign subsidiaries. We also determined that no GILTI inclusion would be required in 2020 as our foreign subsidiaries have accumulated significant losses. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

On March 14, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019, under which we could offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50.0 million (the “Initial Registration Statement”). In connection with the Initial Registration Statement, we entered into an equity distribution agreement with JMP Securities LLC pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $13.0 million through an at-the-market offering program administered by JMP Securities (the “2019 equity distribution agreement”). JMP Securities was entitled to compensation of up to 5.0% of the gross proceeds from sales of our common stock pursuant to the 2019 equity distribution agreement. During the three months ended March 31, 2021, we sold 1.2 million shares of our common stock under the 2019 equity distribution agreement, and received proceeds of $3.0 million, net of offering costs of $0.2 million, at a weighted average sales price of $2.68 per share, which resulted in us exhausting the amount available for sale under the 2019 equity distribution agreement. There were no sales under this agreement during the six months ended June 30, 2020. During the period from inception of the 2019 equity distribution agreement to June 30, 2021, we sold 4.6 million shares of our common stock under the 2019 equity distribution agreement and received proceeds of $12.3 million, net of offering costs of $0.7 million, at a weighted average sales price of $2.84 per share.

In May 2020, we entered into a loan agreement with a lender for the loan in an aggregate principal amount of $3.3 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. We received the Loan proceeds on May 12, 2020. We have applied for forgiveness of the entire $3.3 million due under the Loan, but no assurances can be provided as to the amount or timing of any potential Loan forgiveness. See Note 5 to the accompanying consolidated financial statements for further discussion of this loan.

On July 15, 2021, we increased the size of the remaining $37.0 million available on the Initial Registration Statement by an additional $3.0 million, allowing us to offer securities with an aggregate gross sales price of up to $40.0 million. We also entered into a new equity distribution agreement with JMP Securities under which we could sell shares of our common stock up to a gross aggregate sales price of $40.0 million through an at-the-market offering program administered by JMP Securities (the “2021 equity distribution agreement”). JMP Securities was entitled to fees of 3% of the gross proceeds from sales of our common stock under the 2021 equity distribution agreement. We intend to use the net proceeds from the sale of securities under the equity distribution agreement primarily for working capital and general corporate purposes. In July 2021 we sold 4.3 million shares of our common stock under the 2021 equity distribution agreement and received proceeds of $38.8 million, net of $1.2 million in fees to JMP Securities, at a weighted average sales price of $9.27 per share, which resulted in us exhausting the amount available for sale under the 2021 equity distribution agreement.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(2,777)	$(2,126)
Net cash used in investing activities	(638)	(960)
Net cash provided by financing activities	3,000	2,753
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(28)	(2)
Net decrease in cash and cash equivalents and restricted cash	$(443)	$(335)

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

Cash used in operating activities for the six months ended June 30, 2021 of $2.8 million was primarily the result of a net loss of $4.7 million, adjusted for non-cash expenses of $2.4 million, primarily consisting of depreciation and amortization, stock-based compensation expense, provision for bad debts and net changes in operating leases, and a $0.4 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $0.7 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.6 million due to the timing of related disbursements; and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $1.8 million due primarily to the timing of related disbursements.

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

Investing Activities

During the six months ended June 30, 2021 and 2020 investing activities primarily consisted of capitalized internally-developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was $3.0 million, primarily due to $3.1 million of net cash proceeds from issuance of common shares through our 2019 equity distribution agreement, partially offset by $0.1 million in employee taxes paid for withheld shares upon the settlement of equity awards.

Cash provided by financing activities for the six months ended June 30, 2020 was $2.8 million. This was primarily due to $3.3 million of net proceeds from our Loan pursuant to the PPP under the CARES Act, partially offset by $0.4 million of net repayments under our right-of-use finance lease liabilities and $0.2 million in employee taxes paid for withheld shares upon the settlement of equity awards.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the six months ended June 30, 2021 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2020 filed with the SEC on February 26, 2021, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of June 30, 2021, we had cash and cash equivalents of $13.9 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 24% for each of the six months ended June 30, 2021 and 2020. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains and losses included in determining net loss were less than $0.1 million for each six-month period ended June 30, 2021 and 2020. Transaction gains and losses are included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

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

SUMMARY OF RISK FACTORS

Risks Related to the COVID-19 Pandemic

•

The COVID-19 global pandemic has adversely affected, and is likely to continue to adversely affect, our business and operating results. Among other things, the COVID-19 global pandemic has caused, and the lingering effects of the pandemic could continue to cause, many of our customers to reduce their purchases of our products or to reduce the amount of digital advertising spend that they manage using our products, which could have a material adverse effect on our business.

Risks Related to our Financial Condition and Future Operating Results

•	It is difficult to predict our future operating results, in particular because of the lingering effects of the COVID-19 pandemic and its effects on our customers and digital advertising spend.
•	We have a history of losses, our revenues have decreased in recent periods, and we may not achieve or sustain profitability in the future.
•	We expect to continue to incur losses and experience negative cash flows
•

Our Revenue Share Agreement with Google is scheduled to terminate on September 30, 2021.  Any expiration, termination or material adverse change to the terms of this agreement could have a material adverse effect on our future results of operations and financial condition.

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

•	We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards.

Risks Related to the Ownership of Our Common Stock

•	The market price of our common stock has been volatile and may continue to be subject to wide fluctuations due to circumstances beyond our control, which could subject us to litigation.
•

If we cannot meet the continued listing requirement of The Nasdaq Global Market, The Nasdaq Global Market may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.

•	If we sell additional shares of our common stock, the percentage ownership of our stockholders will be diluted.

RISK FACTORS

Risks related to the COVID-19 Pandemic

The COVID-19 global pandemic has adversely affected and may continue to adversely affect our business and operating results.

A novel strain of coronavirus causing the disease COVID-19 emerged in China in December 2019 and began to spread globally, including to the United States, in early 2020. The World Health Organization has declared COVID-19 to be a pandemic. We believe that the

COVID-19 pandemic has had and may continue to have an adverse effect on many of our customers and their businesses and their spending on digital advertising and has had an adverse effect on our recent results of operations and is likely to continue to affect our future results of operations, but the full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions, prohibitions of or restrictions on non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.

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

Risks related to our Financial Condition and Future Operating Results

It is difficult to predict our future operating results, in particular because of the lingering effects of the COVID-19 pandemic and its effects on our customers and digital advertising spend.

Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. Specifically, the COVID-19 pandemic has spread globally, with the United States as one of the main epicenters of the pandemic, and is significantly affecting both U.S. and worldwide economic activity. We believe that the COVID-19 pandemic has had an adverse effect on many of our customers and their businesses and their spending on digital advertising and has had an adverse effect on our recent results of operations and may continue to affect our future results of operations. The lingering effects of the COVID-19 pandemic could result in one or more of the following conditions, among other potential conditions, that could affect us and our customers:

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $14.1 million during the year ended December 31, 2020 and a net loss of $4.7 million during the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $295.9 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Our revenues have decreased in recent periods, including a decline from $49.0 million in 2019 to $30.0 million in 2020, and a decline from $15.9 million in the first half of 2020 to $12.4 million in the first half of 2021. Many of our efforts to generate revenues from our business are new and unproven and exacerbated by the effects of the COVID-19 pandemic, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. We do not expect to be profitable in 2021 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flows.

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

We entered into a revenue share agreement with Google in December 2018, with an effective date of October 1, 2018, or the Google Revenue Share Agreement. Under the Google Revenue Share Agreement, we are eligible to receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the year ended December 31, 2020, we recognized revenues of $9.1 million, and for the year ended December 31, 2019 we recognized revenues of $12.2 million from the Google Revenue Share Agreement. For each of the six months ended June 30, 2021 and 2020, we recognized revenues of $4.6 million from the Google Revenue Share Agreement, respectively. The Google Revenue Share Agreement is scheduled to terminate on September 30, 2021. We are in preliminary discussions with Google to extend the term of the Google Revenue Share Agreement, but no assurances can be provided as to whether the term will be extended or as to terms of any extension of the agreement. Our results of operations would be adversely affected if the Google Revenue Share Agreement is terminated, either upon its scheduled termination or otherwise, or adversely modified.

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

In 2019, we established a registered “at-the-market” securities offering facility with capacity to sell up to $13 million in shares of our common stock and we entered into a related equity distribution agreement with JMP Securities LLC, or JMP Securities. Through June 30, 2021, we sold 4.6 million shares of our common stock under our 2019 equity distribution agreement with JMP Securities, and received proceeds of approximately $12.3 million, net of offering costs of $0.7 million, at a weighted-average sales price of $2.84, which resulted in us exhausting the amount available for sale under the 2019 equity distribution agreement.

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

On July 15, 2021, we entered into a new equity distribution agreement with JMP Securities and established a new $40 million “at-the-market” securities offering facility, pursuant to which we could issue and sell new shares of our common stock. In July 2021 we sold 4.3 million shares of our common stock under the 2021 equity distribution agreement and received proceeds of $38.8 million, net of $1.2 million in fees to JMP Securities, at a weighted average sales price of $9.27 per share, which resulted in us exhausting the amount available for sale under this 2021 equity distribution agreement.

We have incurred indebtedness, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our needs.

In May 2020, we obtained the Loan pursuant to the Paycheck Protection Program pursuant to the CARES Act. The Loan matures two years from the date of first disbursement of the Loan, which occurred on May 7, 2020. The Loan bears interest at a rate of 1% per annum.  Initially, all payments were deferred through the ten-month anniversary of the date of the Note. The Paycheck Protection Flexibility Act of 2020, P.L. 116-142, extended the deferral period for loan payment to the date that SBA remits the borrower’s loan forgiveness amount to the Lender. The Note specifies various potential defaults, upon the occurrence of which, at the Lender’s option, amounts outstanding under the Note would become immediately due and payable.

The U.S. Department of the Treasury, or the Treasury, and the U.S. Small Business Administration, or the SBA, have announced that they will review all Payroll Protection Program loans that equal or exceed $2.0 million. Guidance from Treasury and SBA has been slow to develop and occasionally unclear. At the same time, the Payroll Protection Program has been amended multiple times with some amendments significantly altering the timeline associated with the Payroll Protection Program spending and Loan forgiveness. While we believe that we acted in good faith and complied with all requirements of the Payroll Protection Program, if Treasury or SBA determined that our Loan application was not made in good faith or that we did not otherwise meet the eligibility requirements of the Payroll Protection Program, we may not receive forgiveness of the Loan (in whole or in part) and we could be required to return the Loan or a portion thereof. Further, there is no guarantee that we will receive forgiveness for any amount and forgiveness will be subject to review by the Lender of information and documentation that we submit, as required by SBA and the Lender.

We have applied for forgiveness of the full outstanding principal amount due under the Loan, with the amount of potential Loan forgiveness being calculated in accordance with the requirements of the PPP based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 10-week period beginning on the date of first disbursement of the Loan. No assurances can be provided as to the amount or timing of any potential Loan forgiveness. Any required repayment of our existing indebtedness as a result of a default would reduce our cash on hand such that we would not have those funds available for use in our business, which could have a material adverse effect on our business, operating results and financial condition.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018, or the Google Revenue Share Agreement. Under the Google Revenue Share Agreement, we receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the year ended December 31, 2020, we recognized revenues of $9.1 million and for the year ended December 31, 2019 we recognized revenues of $12.2 million from the Google Revenue Share Agreement. For each of the six months ended June 30, 2021 and 2020, we recognized revenues of $4.6 million from the Google Revenue Share Agreement. The Google Revenue Share Agreement has a three-year term and is scheduled to terminate on September 30, 2021. We are in discussions with Google to extend the term of the Google Revenue Share Agreement, but no assurances can be provided as to whether the term will be extended or as to terms of any extension of the agreement. Our results of operations would be adversely affected if the Google Revenue Share Agreement is terminated, either upon its scheduled termination or otherwise, or adversely modified.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced turnover, including, in December 2019, the departure of our former chief financial officer and the promotion of Robert Bertz to chief financial officer. Also, the previous managers of our sales team and our customer service teams left the Company during the quarter ended September 30, 2020.  In addition, during the quarter ended September 30, 2020, we commenced a global reduction-in-force and other restructuring actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business. The 2020 Restructuring Plan included the reduction of our global workforce by approximately 60 employees, approximately half of which were located outside of the United States. The planned reductions were substantially completed in 2020. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions or employee attrition could have an adverse effect on our business as a result of operational and administrative inefficiencies and added costs, decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, which could adversely affect our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, we must successfully integrate any new senior management and other new personnel within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. If a company’s shares trade for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. As of July 23, 2021, the closing price of our common stock on Nasdaq was $7.84. The closing price of our common stock on Nasdaq was below $1.00 for a total of four days in 2020, but not for more than a maximum of three consecutive trading days in 2020.

One of Nasdaq’s requirements to remain listed in the Nasdaq Global Market tier of companies is to maintain stockholders’ equity of at least $10 million.  As of December 31, 2020, our stockholders’ equity was $15.8 million, which decreased to $14.7 million as of June 30, 2021. If we fail to maintain at least $10 million in stockholders’ equity, we may be required to move from the Nasdaq Global Market tier of companies to the Nasdaq Capital Market tier, which requires companies, among other things, to maintain stockholders’ equity of at least $2.5 million.

If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock or to move the company from the Nasdaq Global Market tier of companies to the Nasdaq Capital Market tier. If Nasdaq delists our securities for trading on the Nasdaq or takes other actions with respect to our Nasdaq listing, we could face significant adverse consequences, including:

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

The market price of our common stock has been highly volatile and may continue to be subject to wide fluctuations due to circumstances beyond our control, which could result in stockholders incurring losses on their investments and subject us to litigation.

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to the date of this filing) has been volatile. From January 1, 2019 through December 31, 2020, the closing sales price of our common stock on The Nasdaq Global Market ranged from $0.87 to $7.18 per share. From January 1, 2021 through July 23, 2021, the closing sales price of our common stock on The Nasdaq Global Market ranged from $1.37 to

$24.14 per share, with significant price and volume fluctuations that may have been unrelated or disproportionate to our operating performance. Factors that mayaffect the market price of our common stock include, among others:

•

variations in, or forward-looking guidance regarding, our revenues, gross margin, operating results, free cash flow, loss per share, revenue retention rates, annualized advertising spend on our platform, adjusted EBITDA and how these results compare to analyst and investor expectations;

•

announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements or other developments by us or related to our competitors, including any announcements of regulatory actions, lawsuits or other developments, such as the pending U.S. and state government lawsuits against Google and Facebook;

•	the timing, volume and pricing of any sales of shares by us under our at-the-market offering program or otherwise;
•	any expiration, termination or changes to our revenue share agreement with Google;
•	disruptions in our cloud-based operations or services or disruptions of other prominent cloud-based operations or services;
•	disruptions to financial markets and market conditions as a result of the COVID-19 pandemic;
•	“short squeezes”;
•	Comments by third parties, including blogs, articles, message boards and social and other media;
•	our stockholders selling higher-than-usual volume of our common stock an increase or decrease in the short interest in our common stock;
•	sales of common stock pursuant to our “at-the-market” offering programs;
•	the economy as a whole, market conditions in our industry, and the industries of our customers; and
•	any other factors discussed herein.

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

On March 14, 2019, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on May 10, 2019. Pursuant to an equity distribution agreement between us and JMP Securities, common stock with an aggregate offering price of up to $13.0 million could be issued and sold pursuant to an “at-the-market” offering for sales of our common stock. As of June 30, 2021, 4.6 million shares of our common stock have been sold pursuant to the 2019 equity distribution agreement since it was established, for net proceeds of approximately $12.3 million, which resulted in us exhausting the amount available for sale under the 2019 equity distribution agreement.

On July 15, 2021, we entered into a new equity distribution agreement with JMP Securities and established a new $40 million “at-the-market” securities offering program, pursuant to which we could issue and sell new shares of our common stock. In July 2021 we sold 4.3 million shares of our common stock under the 2021 equity distribution agreement and received proceeds of $38.8 million, net of $1.2 million in fees to JMP Securities, at a weighted average sales price of $9.27 per share, which resulted in us exhausting the amount available for sale under this 2021 equity distribution agreement.

Information available in public media that is published by third parties, including blogs, articles, message boards and social and other media may include statements not attributable to us and may not be reliable or accurate.

We have received, and may continue to receive, media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our officers or associates. Information provided by third parties may not be reliable or accurate and could materially affect the trading price of our common stock, which could cause stockholders to lose their investments.

A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply may lead to extreme price volatility in shares of our common stock.

Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of shares of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.”

Short squeezes could continue to lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance or prospects and, once investors purchase the shares of our common stock necessary to cover their short positions, the price of our common stock may rapidly decline. Stockholders that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

Because management has broad discretion as to the use of the net proceeds from our recent or any potential future sales of securities, you may not agree with how we use them, and such proceeds may not be applied successfully.

Our management has broad discretion over the use of proceeds from our recent or any potential future sales of our securities. We currently intend to use the net proceeds from our “at-the-market” offerings to fund research and development of our technology and for working capital and general corporate purposes. However, our management will have broad discretion in the application of the net proceeds from such offering and any future offerings and could spend the proceeds in ways that do not necessarily improve our operating results or enhance the value of our common stock, or that you otherwise do not agree with. The failure of our management to apply these funds effectively could, among other things, result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

1.2	Equity Distribution Agreement dated July 15, 2021, by and between Marin Software Incorporated and JMP Securities LLC.	8-K	001-35838	July 15, 2021

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

MARIN SOFTWARE INCORPORATED

Dated: August 2, 2021	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2021	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)