Form 10-Q
period 2021-09-30
MARIN SOFTWARE INC
filed 2021-11-04
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 15,492,355 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At September 30,	At December 31,
	2021	2020*
Assets
Current assets:
Cash and cash equivalents	$49,727	$14,280
Restricted cash	431	540
Accounts receivable, net	4,613	5,063
Prepaid expenses and other current assets	2,827	3,039
Total current assets	57,598	22,922
Property and equipment, net	4,012	5,477
Right-of-use assets, operating leases	2,740	7,737
Other non-current assets	684	873
Total assets	$65,034	$37,009
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$791	$928
Accrued expenses and other current liabilities	5,823	6,552
Note payable, current	2,226	1,854
Operating lease liabilities	3,222	6,800
Total current liabilities	12,062	16,134
Note payable, net of current	1,094	1,466
Operating lease liabilities, non-current	-	1,814
Other long-term liabilities	1,154	1,780
Total liabilities	14,310	21,194
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value - 142,857 shares authorized, 15,491 and 9,743 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	15	10
Additional paid-in capital	350,822	308,065
Accumulated deficit	(299,006)	(291,163)
Accumulated other comprehensive loss	(1,107)	(1,097)
Total stockholders’ equity	50,724	15,815
Total liabilities and stockholders’ equity	$65,034	$37,009

* Derived from the Company’s audited consolidated financial statements as of December 31, 2020.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net	$6,155	$6,796	$18,557	$22,731
Cost of revenues	3,175	4,323	9,591	14,253
Gross profit	2,980	2,473	8,966	8,478
Operating expenses
Sales and marketing	1,266	1,491	3,780	5,683
Research and development	2,677	3,106	7,743	9,881
General and administrative	2,312	2,131	6,176	6,123
Total operating expenses	6,255	6,728	17,699	21,687
Loss from operations	(3,275)	(4,255)	(8,733)	(13,209)
Other income, net	298	111	846	1,117
Loss before income taxes	(2,977)	(4,144)	(7,887)	(12,092)
Income tax provision (benefit)	153	(72)	(44)	(568)
Net loss	(3,130)	(4,072)	(7,843)	(11,524)
Foreign currency translation adjustments	26	(41)	(10)	47
Comprehensive loss	$(3,104)	$(4,113)	$(7,853)	$(11,477)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(0.22)	$(0.58)	$(0.66)	$(1.67)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	14,500	7,017	11,956	6,916

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at June 30, 2021	11,147	$11	$311,675	$(295,876)	$(1,133)	$14,677
Issuance of common stock from vesting of restricted stock units (Note 7)	28	—	—	—	—	—
Issuance of common stock through equity distribution agreement, net of offering costs of $1,345	4,316	4	38,650	—	—	38,654
Tax withholding related to vesting of restricted stock units	—	—	(158)	—	—	(158)
Stock-based compensation expense	—	—	655	—	—	655
Net loss	—	—	—	(3,130)	—	(3,130)
Foreign currency translation adjustments	—	—	—	—	26	26
Balances at September 30, 2021	15,491	$15	$350,822	$(299,006)	$(1,107)	$50,724

	Three Months Ended September 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at June 30, 2020	6,959	$7	$300,139	$(284,564)	$(1,010)	$14,572
Issuance of common stock through equity distribution agreement, net of offering costs of $9	134	—	179	—	—	179
Issuance of common stock from vesting of restricted stock units (Note 7)	22	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(23)	—	—	(23)
Stock-based compensation expense	—	—	195	—	—	195
Net loss	—	—	—	(4,072)	—	(4,072)
Foreign currency translation adjustments	—	—	—	—	(41)	(41)
Balances at September 30, 2020	7,115	$7	$300,490	$(288,636)	$(1,051)	$10,810

	Nine Months Ended September 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2020	9,743	$10	$308,065	$(291,163)	$(1,097)	$15,815
Issuance of common stock through equity distribution agreement, net of offering costs of $1,502	5,502	5	41,674	—	—	41,679
Issuance of common stock from vesting of restricted stock units (Note 7)	233	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(269)	—	—	(269)
Issuance of common stock under employee stock purchase plan	13	—	16	—	—	16
Stock-based compensation expense	—	—	1,336	—	—	1,336
Net loss	—	—	—	(7,843)	—	(7,843)
Foreign currency translation adjustments	—	—	—	—	(10)	(10)
Balances at September 30, 2021	15,491	$15	$350,822	$(299,006)	$(1,107)	$50,724

	Nine Months Ended September 30, 2020
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2019	6,810	$7	$299,263	$(277,112)	$(1,098)	$21,060
Issuance of common stock through equity distribution agreement, net of offering costs of $9	134	—	179	—	—	179
Issuance of common stock from vesting of restricted stock units (Note 7)	160	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(174)	—	—	(174)
Issuance of common stock under employee stock purchase plan	11	—	14	—	—	14
Stock-based compensation expense	—	—	1,208	—	—	1,208
Net loss	—	—	—	(11,524)	—	(11,524)
Foreign currency translation adjustments	—	—	—	—	47	47
Balances at September 30, 2020	7,115	$7	$300,490	$(288,636)	$(1,051)	$10,810

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(7,843)	$(11,524)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	670	1,661
Amortization of internally developed software	1,806	2,330
Amortization of intangible assets	—	95
Amortization of deferred costs to obtain and fulfill contracts	364	19
Interest expense	6	700
Loss on disposals of property and equipment and right-of-use assets	30	14
Unrealized foreign currency losses	43	(29)
Stock-based compensation related to equity awards	1,273	1,208
Provision for bad debts	(102)	(204)
Net change in operating leases	(396)	(294)
Changes in operating assets and liabilities
Accounts receivable	551	3,723
Prepaid expenses and other assets	(173)	289
Accounts payable	(137)	(482)
Accrued expenses and other liabilities	(1,351)	(1,994)
Net cash used in operating activities	(5,259)	(4,488)
Investing activities:
Purchases of property and equipment	(6)	(14)
Capitalization of internally developed software	(971)	(1,442)
Net cash used in investing activities	(977)	(1,456)
Financing activities:
Proceeds from issuance of common shares through at-the-market offering, net of offering costs	41,888	179
Proceeds from note payable	—	3,320
Payment of principal on finance lease liabilities	(15)	(545)
Employee taxes paid for withheld shares upon equity award settlement	(280)	(220)
Proceeds from employee stock purchase plan, net	29	19
Net cash provided by financing activities	41,622	2,753
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(48)	36
Net decrease in cash and cash equivalents and restricted cash	35,338	(3,155)
Cash and cash equivalents and restricted cash:
Beginning of period	14,820	12,105
End of the period	$50,158	$8,950
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock under employee stock purchase plan	$16	$14
Amortization of prepaid stock issuance costs	$209	$—

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for other interim periods or future years.

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

The World Health Organization declared in March 2020 that the outbreak of the coronavirus disease named COVID-19 constituted a pandemic. The COVID-19 pandemic has created, and the lingering effects of the pandemic may continue to create significant uncertainty in global financial markets, which may decrease technology spending, has depressed and may continue to depress demand for the Company’s platform and has harmed and may continue to harm the Company’s business and results of operations. As of the date of issuance of these condensed consolidated financial statements, the extent to which the lingering effects of the COVID-19 pandemic may impact the Company’s financial condition, liquidity, or results of operations is uncertain.

The Company has incurred significant losses in each fiscal year since its incorporation in 2006. The Company incurred a net loss of $7,843 for the nine months ended September 30, 2021 and a net loss of $14,051 for the year ended December 31, 2020. As of September 30, 2021, the Company had an accumulated deficit of $299,006. The Company had cash, cash equivalents and restricted cash of $50,158 as of September 30, 2021. Management expects to incur additional losses and experience negative operating cash flows in the future. On July 15, 2021, the Company entered into a new equity distribution agreement with JMP Securities under which it could sell shares of its common stock up to an aggregate gross sales price of $40,000 through an at-the-market offering program administered by JMP Securities. In July 2021 the Company sold 4,316 shares of its common stock under this new agreement and received proceeds of $38,800, net of $1,200 in fees to JMP Securities, which exhausted all securities available for sale under this agreement. See Note 6 “Shelf Registration and At-the-Market Offering” for additional information. The Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

On August 3, 2021, the Company filed a new shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”), which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this 2021 Registration Statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility, pursuant to which the Company is able to issue and sell shares of its common stock. The Company has not yet sold any shares under this August 2021 equity distribution agreement.

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

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio based on historical experience, specific allowances for known troubled accounts and other available information. The Company does not require collateral from its customers, and it performs a regular review of its customers’ payment histories and associated credit risks. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers in addition to the agency itself. As of September 30, 2021 and December 31, 2020, the Company recorded an allowance for doubtful accounts of $820 and $1,236, respectively.

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of September 30, 2021, and December 31, 2020, the Company recorded an allowance for potential customer credits in the amount of $127 and $437, respectively.

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021 were as follows:

Subscription Services Revenues
2021 (remaining three months)	$1,574
2022	2,166
2023	82
Total	$3,822

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

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement using the expected value method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognized revenues from the Google Revenue Share Agreement of $2,283 for each of the three months ended September 30, 2021 and 2020 and $6,849 for each of the nine months ended September 30, 2021 and 2020.

In September 2021, the Company entered into a new Revenue Share Agreement with Google, which agreement has a scheduled three-year term beginning on October 1, 2021 and continuing through September 30, 2024. This agreement is similar to the original agreement in that the Company is eligible to receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform and in that the Company is required to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. As of September 30, 2021, the Company expected to recognize revenues totaling approximately $1,788, $7,150, $7,150, and $5,363 for the years ending December 31, 2021, 2022, 2023 and 2024 related to remaining performance obligations under this new Google Revenue Share Agreement.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States of America	$4,799	$5,051	$14,252	$17,133
United Kingdom	690	898	2,328	2,802
Other (1)	666	847	1,977	2,796
Total revenues, net	$6,155	$6,796	$18,557	$22,731

(1)
No individual country within the “Other” category accounted for 10% or more of revenues for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscriptions	$3,832	$4,383	$11,595	$15,654
Strategic agreements	2,323	2,413	6,962	7,077
Total revenues, net	$6,155	$6,796	$18,557	$22,731

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of September 30, 2021 and December 31, 2020 are presented in the accompanying condensed consolidated balance sheets. Included in the balance of accounts receivable, net as of September 30, 2021 and December 31, 2020 was $2,276 and $1,725, respectively, related to the Google Revenue Share Agreement, which represented 37% and 34%, respectively, of accounts receivable, net.

Customer Advances

In certain situations, the Company receives cash payments from customers in advance of its performance of the underlying services. These advances from customers are included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

Deferred Strategic Agreement Revenues

Due to the timing of revenue recognition under the Google Revenue Share Agreement, the contractual billings exceed revenue recognized to date, resulting in a contract liability. The Company recorded no deferred strategic agreement revenues as of September 30, 2021. As of December 31, 2020, the Company recorded deferred strategic agreement revenues of $1,657 within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

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

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the nine months ended September 30, 2021 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2020	$283	$197
Costs deferred	165	92
Amortization	(242)	(122)
Balances at September 30, 2021	$206	$167

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		September 30,	December 31,
	Estimated Useful Life	2021	2020
Software, including internally developed software	3 years	$30,878	$29,843
Computer equipment	3 to 4 years	16,118	21,400
Finance lease right-of-use assets	Shorter of useful life or lease term	3,714	5,067
Leasehold improvements	Shorter of useful life or lease term	4,138	4,181
Office equipment, furniture and fixtures	3 to 5 years	1,677	1,671
Total property and equipment		56,525	62,162
Less: Accumulated depreciation and amortization		(52,513)	(56,685)
Property and equipment, net		$4,012	$5,477

Finance lease right-of-use assets consist of computer equipment. Amortization of internally developed software and depreciation for the nine months ended September 30, 2021 and 2020 was $2,476 and $3,991, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	September 30,	December 31,
	2021	2020
Accrued salary and payroll-related expenses	$2,512	$2,309
Deferred strategic agreement revenues	-	1,657
Accrued liabilities	673	848
Finance lease liabilities	-	15
Advanced billings	389	404
Other	2,249	1,319
Total accrued expenses and other current liabilities	$5,823	$6,552

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

During the nine months ended September 30, 2021, the Company recorded $3 of restructuring-related expenses in connection with the 2020 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss. During the three and nine months ended September 30, 2020, the Company recorded $1,051 of restructuring-related expenses in connection with other organizational restructuring plans, in the accompanying condensed consolidated statements of comprehensive loss.

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

During the three months ended March 31, 2021 the Company sold 1,186 shares of its common stock under the 2019 equity distribution agreement and received proceeds of $3,025, net of offering costs of $157 at a weighted average sales price of $2.68 per share, which resulted in the Company exhausting the amounts available for sale under the 2019 equity distribution agreement. During the nine months ended September 30, 2020, the Company sold no shares of its common stock under this 2019 equity distribution agreement. During the period from inception of the 2019 equity distribution agreement, the Company sold 4,570 shares of its common stock under the 2019 equity distribution agreement and received proceeds of $12,288, net of offering costs of $712 at a weighted average sales price of $2.84 per share.

On July 15, 2021, the Company increased the size of the remaining $37,000 available on the Initial Registration Statement by an additional $3,000 allowing it to offer securities with an aggregate gross sales price of up to $40,000. The Company also entered into a new equity distribution agreement with JMP Securities (the “July 2021 equity distribution agreement”) under which it could sell shares of its common stock up to a gross aggregate sales price of $40,000 through an at-the-market offering program administered by JMP Securities. JMP Securities was entitled to fees of 3% of the gross proceeds from sales of the Company’s common stock under this July 2021 equity distribution agreement. In July 2021 the Company sold 4,316 shares of its common stock under the July 2021 equity distribution agreement and received proceeds of $38,800, net of $1,200 in fees to JMP Securities, at a weighted average sales price of $9.27 per share, which resulted in the Company exhausting the amounts available for sale under the 2021 equity distribution agreement.

On August 3, 2021, the Company filed a new shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”), which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this 2021 Registration Statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market”

securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. The Company has not yet sold any shares under this August 2021 equity distribution agreement.

7. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013 the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 487 shares of common stock on January 1, 2021. As of September 30, 2021, 837 shares of common stock were available for future grants under the 2013 Plan.

Stock Options

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2020	389	$23.57	5.77	$—
Options forfeited and cancelled	(5)	40.03	—	—
Balances at September 30, 2021	384	23.33	5.09	748
Options exercisable	354	24.97	4.87	594
Options vested	354	24.97	4.87	594
Options vested and expected to vest	380	23.50	5.07	731

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2020	1,006	$2.80
RSUs granted	865	5.66
RSUs vested	(233)	3.03
RSUs cancelled and withheld to cover taxes	(127)	4.20
Granted and unvested at September 30, 2021	1,511	$4.28

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for six-month purchase periods ending in May and November and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 97 shares on January 1, 2021. As of September 30, 2021, 269 shares were reserved for issuance under the 2013 ESPP. During the three and nine months ended September 30, 2021 and 2020, 13 and 11 shares, respectively, were issued under the 2013 ESPP.

8. Stock-Based Compensation

Stock-based compensation expense was allocated as follows during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$103	$(19)	$184	$204
Sales and marketing	122	24	258	283
Research and development	159	123	390	507
General and administrative	248	67	441	214
Total	$632	$195	$1,273	$1,208

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. Stock-based compensation capitalized as internally developed software was $23 and $63 for three and nine months ended September 30, 2021, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. There were no stock options granted during the three and nine months ended September 30, 2021.

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

There were no exercises of stock options during the three and nine months ended September 30, 2021 and 2020.

Compensation expense, net of estimated forfeitures, is recognized ratably over the requisite service period. As of September 30, 2021, there was $86 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 0.8 years.

RSUs

As of September 30, 2021, there was $4,978 of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 1.8 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments, on a collateralized basis over a similar term and in a similar economic environment. As of September 30, 2021, the weighted-average rate used in discounting the lease liabilities for ROU operating leases was 6.6%. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheets, while ROU assets for finance leases are included within property and equipment, net. The Company recognizes the expense for operating leases on straight-line basis over the lease term. As of September 30, 2021, the weighted-average remaining lease term for ROU operating leases was 0.7 years.

As of September 30, 2021, the Company had net operating lease ROU assets of $2,740. Operating lease costs, consisting primarily of rental expense, were approximately $1,495 and $1,868, for the three months ended September 30, 2021 and 2020, respectively and $4,733 and $5,628 for the nine months ended September 30, 2021 and 2020, respectively. Variable rent expense was not significant for the three and nine months ended September 30, 2021 and 2020.

At various dates between August 2015 and October 2016, the Company entered into finance lease arrangements for computer equipment, all of which had expired by June 30, 2021. Finance lease costs for the three and nine months ended September 30, 2020 consisted of $146 and $478, respectively, in depreciation of the leased assets. Finance lease interest expense was not significant in either the 2021 or 2020 periods.

The maturities of operating lease liabilities as of September 30, 2021 are as follows:

2021 (remaining three months)	$1,459
2022	1,832
Total lease payments	3,291
Less: Amount representing imputed interest	(69)
Present value of lease liabilities	3,222
Less: Current portion of lease liabilities	(3,222)
Non-current portion of lease liabilities	$—

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$15	$545
Operating cash flows from finance leases	—	16
Operating cash flows from operating leases	5,074	5,958

ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—	$—
Operating lease liabilities	—	6,720

Subleases

The Company subleases portions of its San Francisco office space under an agreement that expires in July 2022. Income from subleases is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income was $271 and $226 for the three months ended September 30, 2021 and 2020, respectively, and $813 and $1,303 for the nine months ended September 30, 2021 and 2020, respectively.

Future minimum amounts due under subleases as of September 30, 2021 were as follows:

Operating Sublease Income
2021 (remaining three months)	$276
2022	616
Total amounts due under subleases	$892

10. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

Income tax provision (benefit) for the three and nine months ended September 30, 2021 was $153 and $(44), respectively, on pre-tax losses of $2,977 and $7,887, respectively. As of September 30, 2021, the income tax rate varies from the federal income tax rate primarily due to a partial release of foreign uncertain tax positions, benefits of foreign returns filed, valuation allowances in the United States and taxable income generated by the Company's foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any material interest or penalties related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss available to common stockholders	$(3,130)	$(4,072)	$(7,843)	$(11,524)
Denominator:
Weighted average number of shares, basic and diluted	14,500	7,017	11,956	6,916
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.22)	$(0.58)	$(0.66)	$(1.67)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	384	432
Unvested RSUs	1,511	995
Total	1,895	1,427

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

13. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of September 30, 2021, no material amounts are recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of September 30, 2021 and the audited consolidated balance sheet as of December 31, 2020.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of September 30, 2021 and December 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”), on February 26, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements

Overview

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

•
Marin Search. Our original solution for large advertisers and agencies.

Marin Search is designed to provide search advertisers with the power, scale and flexibility required to manage large-scale advertising campaigns.

•
Marin Social. Helps advertisers manage their Facebook, Instagram and Twitter advertising spend at scale.

Advertisers use our platform to create, target and convert precise audiences based on recent buying signals from users’ search, social and eCommerce interactions. Our platform is integrated with leading publishers such as Amazon, Apple, Baidu, Bing, Criteo, Facebook, Google, Instacart, Instagram, Pinterest, Twitter, Yahoo!, Yahoo! Japan and Yandex. Additionally, we have integrations with dozens of leading web analytics and advertisement-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

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

The ongoing COVID-19 pandemic has had and may continue to have an adverse impact on many of our customers and their businesses and their spending on digital advertising and has had an adverse impact on our recent results of operations and may continue to affect our future results of operations. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including containment of COVID-19, the availability, deployment and efficacy of vaccines, impact on our customers and our sales cycles, and impact on our employees, all of which are uncertain and cannot be predicted. At this time, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain. Since mid-March 2020, some of our customers have reduced the amount of digital advertising spend that they manage using our product which has had an adverse effect on our results of operations and some of our customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Also, since mid-March 2020 most of our employees have not been able to work from our offices and have been working from home, which could cause some disruptions or delays in our business activities, including our product development efforts.

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we are eligible for a refundable employee retention credit subject to certain criteria. We recognized employee retention credits of $0.5 million and $1.6 million during the three and nine months ended September 30, 2021, respectively, which were recorded in cost of revenues and operating expenses.

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

Our long-term strategic agreements have historically included multiple-year terms and are invoiced quarterly. Our largest agreement with Google was entered into in December 2018 with an effective date of October 1, 2018 (the “Google Revenue Share Agreement”) and includes both a fixed baseline amount and a variable portion based on a percentage of relevant advertising search spend above the baseline threshold that runs through our technology platform. The Google Revenue Share Agreement had a three-year term; however, until March 2020, when we and Google executed the first amendment to the original agreement (the “First Amendment”), Google could terminate the Google Revenue Share Agreement after two years, with no penalty if we did not meet certain financial metrics. Accordingly, we accounted for the Google Revenue Share Agreement as a two-year agreement with one optional renewal year. The First Amendment removed the previous right of Google to terminate the Google Revenue Share Agreement after two years if we did not meet certain financial metrics and the Google Revenue Share Agreement has continued for the third year. The revenue impact of the third year is being accounted for prospectively from the date of the First Amendment. The Google Revenue Share Agreement is scheduled to terminate on September 30, 2021. In September 2021, we entered into a new revenue share agreement with Google, with an effective date of October 1, 2021 for a three-year term continuing until September 30, 2024. Under this new Google Revenue Share Agreement, we may receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Our other long-term strategic agreements are generally variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 22% and 26% of total revenues for the three months ended September 30, 2021 and 2020, respectively, and 23% and 25% for each of the nine months ended September 30, 2021 and 2020, respectively.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$6,155	100%	$6,796	100%	$18,557	100%	$22,731	100%
Cost of revenues	3,175	52	4,323	64	9,591	52	14,253	63
Gross profit	2,980	48	2,473	36	8,966	48	8,478	37
Operating expenses
Sales and marketing	1,266	21	1,491	22	3,780	20	5,683	25
Research and development	2,677	43	3,106	46	7,743	42	9,881	43
General and administrative	2,312	38	2,131	31	6,176	33	6,123	27
Total operating expenses	6,255	102	6,728	99	17,699	95	21,687	95
Loss from operations	(3,275)	(53)	(4,255)	(63)	(8,733)	(47)	(13,209)	(58)
Other income, net	298	5	111	2	846	5	1,117	5
Loss before income taxes	(2,977)	(48)	(4,144)	(61)	(7,887)	(42)	(12,092)	(53)
Income tax provision (benefit)	153	2	(72)	(1)	(44)	—	(568)	(2)
Net loss	$(3,130)	(51)%	$(4,072)	(60)%	$(7,843)	(42)%	$(11,524)	(51)%

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
•
Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•
Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(3,130)	$(4,072)	$(7,843)	$(11,524)
Depreciation	207	366	670	1,661
Amortization of internally developed software	584	648	1,806	2,330
Amortization of intangible assets	—	—	—	95
Provision for income taxes	153	(72)	(44)	(568)
Stock-based compensation expense	632	195	1,273	1,208
Capitalization of internally developed software	362	(484)	(1,034)	(1,442)
CARES Act employee retention credit	(546)	—	(1,610)	—
Restructuring related expenses	—	1,051	3	1,094
Other income, net	(298)	(111)	(846)	(1,117)
Adjusted EBITDA	$(2,036)	$(2,479)	$(7,625)	$(8,263)

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenues, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Revenues, net	$6,155	$6,796	$(641)	(9)%	$18,557	$22,731	$(4,174)	(18)%

Revenues, net, for the three and nine months ended September 30, 2021 decreased $0.6 million and $4.2 million, respectively, or 9% and 18%, respectively, as compared to the corresponding periods in 2020. Since the end of the three-month period ended March 31, 2020, we experienced ongoing customer turnover that was not fully offset by new customer bookings. Revenues, net from our customers located in the United States represented 78% and 74% of total revenues, net for the three months ended September 30, 2021 and 2020, respectively, and 77% and 75% of total revenues, net for the nine months ended September 30, 2021 and 2020, respectively. Revenues, net from the Google Revenue Share Agreement accounted for 37% and 34% of total revenues, net for the three months ended September 30, 2021 and 2020, respectively, and 37% and 30% of total revenues, net for the nine months ended September 30, 2021 and 2020, respectively. There were no other customers that accounted for 10% or greater of our revenues, net for the three and nine months ended September 30, 2021 and 2020.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Cost of revenues	$3,175	$4,323	$(1,148)	(27)%	$9,591	$14,253	$(4,662)	(33)%
Gross profit	2,980	2,473	507	21	8,966	8,478	488	6
Gross profit percentage	48%	36%			48%	37%

Cost of revenues for the three and nine months ended September 30, 2021 decreased $1.1 million and $4.7 million, respectively, or 27% and 33%, respectively, as compared to the corresponding periods in 2020. The decreases were primarily due to lower personnel costs of $0.2 million and $1.8 million for the three and nine months ended September 30, 2021, respectively, resulting from both a reduction in the number of full-time personnel and the impact of the CARES Act employee retention credit, which was $0.2 million and $0.5 million during the three and nine months ended September 30, 2021, respectively. This reduction in headcount also contributed to decreases in allocated facilities and information technology costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. We also experienced decreases of $0.2 million and $0.6 million in hosting costs during the three and nine months ended September 30, 2021, respectively, due to a decline in the usage of our hosted platform from the corresponding periods in 2020. Additionally, for the three and nine months ended September 30, 2021, depreciation expense decreased by $0.1 million and $0.7 million, respectively, and amortization of internally developed software costs decreased by $0.1 million and $0.5 million, respectively.

Our gross margin increased to 48% and 48% for the three and nine months ended September 30, 2021, respectively, as compared to 36% and 37% for the corresponding periods in 2020. This was primarily due to the impact of lower personnel costs and depreciation costs as a percentage of revenue in the 2020 periods.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$1,266	$1,491	$(225)	(15)%	$3,780	$5,683	$(1,903)	(33)%
Percent of revenues, net	21%	22%			20%	25%

Sales and marketing expenses for the three and nine months ended September 30, 2021 decreased $0.2 million and $1.9 million, respectively, or 15% and 33%, respectively, as compared to the corresponding periods in 2020. These decreases were primarily due to a reduction in global sales support and marketing headcount, contributing to net decreases for the nine months ended September 30, 2021 of $0.9 million in personnel-related costs and net decreases for the nine months ended September 30, 2021 of $0.2 million in allocated facilities and information technology costs. The decreases are also a result of lower commissions amortization during the three and nine months ended September 30, 2021 of $0.1 million and $0.3 million, respectively. We expect sales and marketing expenses to increase in the near term as we make investments in our sales and marketing teams.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Research and development	$2,677	$3,106	$(429)	(14)%	$7,743	$9,881	$(2,138)	(22)%
Percent of revenues, net	43%	46%			42%	43%

Research and development expenses for the three and nine months ended September 30, 2021 decreased $0.4 million and $2.1 million, respectively, or 14% and 22%, respectively, as compared to the corresponding periods in 2020. The decreases were primarily due to lower personnel costs of $0.3 million and $1.8 million for the three and nine months ended September 30, 2021, respectively, resulting from both a reduction in the number of full-time research and development personnel and the impact of the CARES Act employee retention credit which was $0.2 million and $0.7 million during the three and nine months ended September 30, 2021, respectively. Additionally there was a decrease in allocated facilities and information technology costs of $0.1 million and $0.3 million in the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. These decreases were partially offset by lower capitalization of internally developed software of $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. We expect research and development expenses to increase in the near term as we make investments in product development and our engineering team.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
General and administrative	$2,312	$2,131	$181	8%	$6,176	$6,123	$53	1%
Percent of revenues, net	38%	31%			33%	27%

General and administrative expenses for the three and nine months ended September 30, 2021 were 8% and 1%, respectively, higher than the corresponding 2020 periods. The increase was primarily due to higher professional fees, primarily legal and accounting fees related to our “at-the-market” securities offering facilities and other matters.

Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Other income, net	$298	$111	$187	168%	$846	$1,117	$(271)	(24)%

Other income, net, primarily consists of sublease income as well as foreign currency transaction gains and losses and interest income and expense. For the three months ended September 30, 2021 and 2020, we earned sublease income of $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2021 and 2020, we earned sublease income of $0.8 million and $1.3 million, respectively. Foreign currency transaction gains and losses and interest income and expense were not material for the three or nine months ended September 30, 2021 and 2020.

Income Tax Provision (Benefit)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Income tax provision (benefit)	$153	$(72)	$225	(313)%	$(44)	$(568)	$524	(92)%

The income tax provision (benefit) for the three and nine months ended September 30, 2021 was primarily due to a partial release of foreign uncertain tax positions, benefits of foreign returns filed, valuation allowances in the United States and taxable income generated by our foreign wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through March 2021, we raised total net proceeds of $12.3 million from an at-the-market offering program administered by JMP Securities and in 2020 we received proceeds of $3.3 million from a loan through the Paycheck Protection Program. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of September 30, 2021, our principal source of liquidity was our unrestricted cash and cash equivalents of $49.7 million. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain a $0.4 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco which is reflected as restricted cash on the consolidated balance sheets of the accompanying condensed consolidated financial statements.

We maintain cash balances in our foreign subsidiaries. As of September 30, 2021, we had $49.7 million of unrestricted cash and cash equivalents in aggregate, of which $1.4 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA, which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries, and a tax on earnings of foreign subsidiaries in excess of a specified return on the subsidiaries' tangible assets, known as the Global Intangible Low-Taxed Income, or GILTI. We completed our analysis of the accounting for the transition tax in the fourth quarter of 2018 and there was no tax due as a result of significant accumulated losses in our foreign subsidiaries. We also determined that no GILTI inclusion would be required in 2020 as our foreign subsidiaries have accumulated significant losses. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006, and we expect to continue to incur losses and negative cash flows in the future. On July 15, 2021, we entered into a new equity distribution agreement with JMP Securities under which it could sell shares of its common stock up to an aggregate gross sales price of $40,000 through an at-the-market offering program administered by JMP Securities. In July 2021 we sold 4,316 shares of its common stock under this new agreement and received proceeds of $38,800, net of $1,200 in fees to JMP Securities, which exhausted all securities available for sale under this agreement.

On August 3, 2021, we filed a new shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that we may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100.0 million. As part of this new 2021 registration statement, we entered into a third equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. We have not yet sold any shares under this August 2021 equity distribution agreement.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(5,259)	$(4,488)
Net cash used in investing activities	(977)	(1,456)
Net cash provided by financing activities	41,622	2,753
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(48)	36
Net decrease in cash and cash equivalents and restricted cash	$35,338	$(3,155)

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

Cash used in operating activities for the nine months ended September 30, 2021 of $5.3 million was primarily the result of a net loss of $7.8 million, adjusted for non-cash expenses of $3.7 million, primarily consisting of depreciation and amortization, stock-based compensation expense, provision for bad debts and net changes in operating leases, and a $1.1 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $0.6 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.2 million due to the timing of related disbursements; and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $1.5 million due primarily to the timing of related disbursements.

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

Investing Activities

During the nine months ended September 30, 2021 and 2020 investing activities primarily consisted of capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $41.6 million, primarily due to $41.9 million of net cash proceeds from issuance of common shares through our at-the-market offerings, net of offering costs, partially offset by $0.3 million in employee taxes paid for withheld shares upon the settlement of equity awards.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the nine months ended September 30, 2021 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2020 filed with the SEC on February 26, 2021, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of September 30, 2021, we had cash and cash equivalents of $49.7 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 23% and 25% for the nine months ended September 30, 2021 and 2020, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains and losses included in determining comprehensive loss were less than $0.1 million for each of the nine months ended September 30, 2021 and 2020. Transaction gains and losses are included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

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

•
It is difficult to predict our future operating results.
•
We have a history of losses, our revenues have decreased in recent periods, and we may not achieve or sustain profitability in the future.
•
We expect to continue to incur losses and experience negative cash flows.
•
We may experience quarterly fluctuations in our operating results due to a number of factors.
•
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
•
We have incurred indebtedness, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our business operations requirements. No assurances can be provided as to the amount or timing of any potential forgiveness of the loan we obtained under the Paycheck Protection Program.

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

RISK FACTORS

Risks related to the COVID-19 Pandemic

The COVID-19 global pandemic has adversely affected, and the lingering effects of the pandemic may continue to adversely affect, our business and operating results.

We believe that the COVID-19 pandemic has had, and the lingering effects of the pandemic may continue to have, an adverse effect on many of our customers and their businesses and their spending on digital advertising and has had an adverse effect on our recent results of operations and is likely to continue to affect our future results of operations. The COVID-19 pandemic has resulted in travel restrictions, prohibitions of or restrictions on non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.

We cannot predict the extent to which the COVID-19 pandemic will continue to affect our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of new or continuing outbreaks of COVID-19, the actions taken by governments and private businesses in relation to COVID-19 containment and the availability, impact of the continued rollout of vaccines, and the ongoing efficacy of vaccines. In geographies in which we or our customers operate, health concerns and political or governmental developments in response to COVID-19 have resulted in, and could continue to result in, economic, social or labor instability or prolonged contractions in the industries in which our customers operate, slow our sales process, result in customers not purchasing or renewing subscriptions to our platform or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.

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

Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. We believe that the COVID-19 pandemic has had an adverse effect on many of our customers and their businesses and their spending on digital advertising and has had an adverse effect on our recent results of operations and the lingering effects of the pandemic may continue to affect our future results of operations. The lingering effects of the COVID-19 pandemic could result in one or more of the following conditions, among other potential conditions, that could affect us and our customers:

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $14.1 million during the year ended December 31, 2020 and a net loss of $7.8 million during the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $299.0 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments designed to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Our revenues have decreased in recent periods, including a decline from $49.0 million in 2019 to $30.0 million in 2020, and a decline from $22.7 million in the nine months ended September 30, 2020 to $18.6 million in the nine months ended September 30, 2021. Many of our efforts to generate revenues from our business are new and unproven and exacerbated by the effects of the COVID-19 pandemic, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. We do not expect to be profitable in 2021 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•
any continuing impact of, including but not limited to, market volatility and economic disruption caused by, COVID-19 or any other worldwide pandemic;
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

We intend to continue to make investments that are designed to support our business growth and we may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, continue the deployment of MarinOne, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

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

In May 2020, we entered into a loan agreement with Harvest Small Business Finance, LLC, or the Lender, as the lender for a loan in an aggregate principal amount of $3.3 million, or the Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Any additional debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. See the risk factor titled “We have incurred indebtedness, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our business operation requirements.”

On July 15, 2021, we entered into a second equity distribution agreement with JMP Securities and established a $40 million “at-the-market” securities offering facility, pursuant to which we could issue and sell shares of our common stock. In July 2021 we sold 4.3 million shares of our common stock under the July 2021 equity distribution agreement and received proceeds of $38.8 million, net of $1.2 million in fees to JMP Securities, at a weighted average sales price of $9.27 per share, which resulted in us exhausting the amount available for sale under this July 2021 equity distribution agreement.

On August 3, 2021, we filed a new shelf registration statement on Form S-3 with the SEC, which provides that we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100.0 million. As part of this new 2021 registration statement, we entered into a third equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. We have not yet sold any shares under this August 2021 equity distribution agreement.

We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

We have incurred indebtedness, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our business operation requirements.

In May 2020, we obtained the Loan pursuant to the Paycheck Protection Program pursuant to the CARES Act. The Loan matures two years from the date of first disbursement of the Loan, which occurred on May 7, 2020. The Loan bears interest at a rate of 1% per annum. Initially, all payments were deferred through the 10-month anniversary of the date of the Note. The Paycheck Protection Flexibility Act of 2020, P.L. 116-142, extended the deferral period for loan payment to the date that SBA remits the borrower’s loan forgiveness amount to the Lender. The Note specifies various potential defaults, upon the occurrence of which, at the Lender’s option, amounts outstanding under the Note would become immediately due and payable.

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

The future growth of our business could be constrained by the level of acceptance and expansion of emerging cloud-based advertising channels, as well as the continued use and growth of existing channels, such as search and social advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the advertising cloud solutions market or the entry of competitive solutions. The market for digital advertising may be adversely affected by adverse market conditions, including any continuing economic effects of the COVID-19 pandemic, which has caused some advertisers to, and may continue to lead advertisers to, reduce the amount of their digital advertising spend. The continued expansion of the market for advertising cloud solutions depends on a number of factors, including the continued growth of the cloud-based advertising market, the growth of social and mobile as advertising channels and the cost, performance and perceived value associated with advertising cloud solutions, as well as the ability of cloud computing companies to address security and privacy concerns. Further, the cloud computing market is less developed in many jurisdictions outside the United States. If we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing as a whole, including our applications, may be negatively affected.

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

We currently depend on relationships with various publishers, including Amazon, Apple, Baidu, Bing, Facebook, Google, Instagram, Pinterest, Twitter, Yahoo!, Yahoo! Japan and Yandex. Our subscription services interface with these publishers’ platforms through APIs, such as the Google API or Facebook API. We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs, particularly the Google API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which requires us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. Any of these outcomes could cause demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018, or the Google Revenue Share Agreement. Under this Google Revenue Share Agreement, we are eligible to receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the year ended December 31, 2020, we recognized revenues of $9.1 million and for the year ended December 31, 2019 we recognized revenues of $12.2 million from this Google Revenue Share Agreement. For each of the nine months ended September 30, 2021 and 2020, we recognized revenues of $6.8 million from this Google Revenue Share Agreement. This Google Revenue Share Agreement has a three-year term and is scheduled to terminate on September 30, 2021. On September 17, 2021, we entered into a new revenue share agreement with Google, with an effective date of October 1, 2021 for a three-year term continuing until September 30, 2024. Under this new Google Revenue Share Agreement, we may receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Google has the right to terminate this new Google Revenue Share Agreement in certain circumstances, and any termination or amendment of this agreement would have a material adverse effect on our results of operations.

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

Our future growth will also depend, in part, on our ability to enter-into and retain successful strategic relationships with third-parties. For example, we are seeking to establish relationships with third-parties to develop integrations with complementary technology and content. These relationships may not result in additional customers or enable us to generate significant revenues. For example, we have entered into Revenue

Share Agreements with Google pursuant to which we are or have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Identifying partners and negotiating and documenting relationships with them require significant time and resources. Our contracts for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer.

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

In 2020, U.S. federal and state and foreign governments and regulatory agencies initiated lawsuits or investigations against Google and Facebook related to certain of their anticompetitive business practices and conduct in the digital advertising and social media industries and we cannot be certain as to how such lawsuits and investigations might affect Google or Facebook or otherwise affect the digital advertising industry.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced turnover, including the departure of the previous managers of our sales team and our customer service teams during the quarter ended September 30, 2020. In addition, during the quarter ended September 30, 2020, we commenced a global reduction-in-force and other restructuring actions to reduce our operating expenses and address the impact of the COVID-19 pandemic on our business. The 2020 Restructuring Plan included the reduction of our global workforce by approximately 60 employees, approximately half of which were located outside of the United States. The planned reductions were substantially completed in 2020. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions or employee attrition could have an adverse effect on our business as a result of operational and administrative inefficiencies and added costs, decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, which could adversely affect our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, we must successfully integrate any new senior management and other new personnel within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. If a company’s shares trade for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. As of November 1, 2021, the closing price of our common stock on Nasdaq was $6.53. The closing price of our common stock on Nasdaq was below $1.00 for a total of four days in 2020, but not for more than a maximum of three consecutive trading days in 2020.

One of Nasdaq’s requirements to remain listed in the Nasdaq Global Market tier of companies is to maintain stockholders’ equity of at least $10 million. As of December 31, 2020, our stockholders’ equity was $15.8 million, which increased to $50.7 million as of September 30, 2021. If we fail to maintain at least $10 million in stockholders’ equity, we may be required to move from the Nasdaq Global Market tier of companies to the Nasdaq Capital Market tier, which requires companies, among other things, to maintain stockholders’ equity of at least $2.5 million.

If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock or to move us from the Nasdaq Global Market tier of companies to the Nasdaq Capital Market tier. If Nasdaq delists our securities for trading on the Nasdaq or takes other actions with respect to our Nasdaq listing, we could face significant adverse consequences, including:

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to the date of this filing) has been volatile. From January 1, 2019 through December 31, 2020, the closing sales price of our common stock on The Nasdaq Global Market ranged from $0.87 to $7.18 per share. From January 1, 2021 through November 1, 2021, the closing sales price of our common stock on The Nasdaq Global Market ranged from

$1.37 to $24.14 per share, with significant price and volume fluctuations that may have been unrelated or disproportionate to our operating performance. Factors that may affect the market price of our common stock include, among others:

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

On July 15, 2021, we entered into a second equity distribution agreement with JMP Securities and established a $40 million “at-the-market” securities offering program, pursuant to which we could issue and sell shares of our common stock. In July 2021 we sold 4.3 million shares of our common stock under the July 2021 equity distribution agreement and received proceeds of $38.8 million, net of $1.2 million in fees to JMP Securities, at a weighted average sales price of $9.27 per share, which resulted in us exhausting the amount available for sale under this July 2021 equity distribution agreement.

On August 2, 2021, we entered into a third equity distribution agreement with JMP Securities and established a new $50 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. We have not yet sold any shares under this August 2021 equity distribution agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

1.2	Equity Distribution Agreement dated July 15, 2021, by and between Marin Software Incorporated and JMP Securities LLC.	8-K	001-35838	July 15, 2021

1.3	Equity Distribution Agreement dated August 2, 2021, by and between Marin Software Incorporated and JMP Securities LLC.	8-K	001-35838	August 3, 2021

10.21†	Revenue Share Agreement entered into as of September 17, 2021 by and between Google and Marin Software Incorporated.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIN SOFTWARE INCORPORATED

Dated: November 4, 2021	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2021	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)