Form 10-K
period 2021-12-31
MARIN SOFTWARE INC
filed 2022-02-24
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Based on the closing price of the registrant’s Common Stock on The Nasdaq Global Market of $10.73 on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2021, the aggregate market value of its shares held by non-affiliates was approximately $112.6 million. Shares of the registrant’s Common Stock held by each executive officer and director were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2022, there were approximately 15,537,538 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

MARIN SOFTWARE INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

As used in this report, the terms “Marin,” “Registrant,” “we,” “us,” “our,” and the “Company” mean Marin Software Incorporated and its subsidiaries unless the context indicates otherwise. References to “fiscal 2021” and “fiscal 2020” refer to the year ended December 31, 2021 and the year ended December 31, 2020, respectively.

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

Search, Social and eCommerce

Our current product lineup consists of MarinOne and our two legacy products, Marin Search and Marin Social. We have recently migrated customers from Marin Search and Marin Social to MarinOne.

•
MarinOne. Our next-generation platform that brings search, social and eCommerce advertising into a single-platform. MarinOne helps advertisers maximize a customer journey that spans Google, Facebook, and Amazon by combining the power of Marin Search and Marin Social with newer channels like LinkedIn, Apple Search Ads and YouTube.
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

Technology and Supporting Platform

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

In September 2021, we entered into a new revenue share agreement with Google, with an effective date of October 1, 2021 for a three-year term continuing until September 30, 2024. Under this new Google Revenue Share Agreement, we are eligible to receive fixed and variable revenue share payments based on a percentage of certain search advertising spend that is managed through our platform. Google has the right to terminate this new Google Revenue Share Agreement in certain circumstances, and any termination or amendment of this agreement would have a material adverse effect on our results of operations.

Customers

We market and sell our technology solutions to advertisers directly and through advertising agencies that use our platform on behalf of their customers. Advertisers that we serve through our relationships with agencies generally represented approximately one-third to one-quarter of our overall revenues. We also generate revenues from leading publishers through our long-term strategic agreements.

Competition

The digital advertising cloud market is highly competitive, fragmented, and subject to changes in both technology and customer behavior. We face significant competition today and expect competition to intensify in the future. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new modules, features and services in a timely and efficient manner. We currently compete with large, well-established companies, such as Adobe Systems Incorporated, Facebook, Inc., Google Inc. and Skai (formerly known as Kenshoo Ltd.). We also compete with in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. We believe the principal competitive factors in our market include the following:

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
•
brand awareness and reputation; and
•
size of customer base.

Apart from cross-channel platform competitors, we also compete with channel solutions in the social advertising market. Competitors in the social advertising market include companies such as 4C Insights, Inc., Salesforce.com and Smartly.io Inc.

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

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. The Nevada Online Privacy Law, which went into effect October 1, 2021 provides Nevada residents with the right to know our data practices and the right to opt-out of the sale of certain “covered information.” The California Privacy Rights Act, or CPRA, Virginia Consumer Data Protection Act, CDPA, and Colorado Privacy Act, or CPA all come into effect on January 1, 2023. These laws provide consumers with the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. The CPRA also includes special requirements for California consumers under the age of 16.

The General Data Protection Regulation, or GPDR, which went into effect in May 2018 gives EU residents, among other things, rights to right to know what personal data we collect from them, how it is used, and the right to access, correct, delete, and opt out of the sale of their personal information to third parties. We may also be required to obtain consent from any consumers in certain circumstances and adhere to certain data transfer mechanisms to transfer EU personal data to certain other jurisdictions. The Safe Harbor framework that many companies relied on to transfer data was recently found to be invalid. We rely on standard contracts for data transfers from the EU. The standard contractual clauses were recently revised substantially and we are in the process of implementing new standard contractual clauses. As regulatory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints or regulatory investigations or fines. The GDPR sets a maximum fine of €20 million (about £18 million) or 4% of annual global turnover for infringements – whichever is greater. If we are unable to transfer data between and among countries in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our systems and operations, and could adversely affect our financial results.

The United Kingdom’s Data Protection Act 2018, or Data Protection Act, and UK General Data Protection Regulation, or UK GDPR, apply to our activities in the United Kingdom. They have similar requirements to those noted above relating to GDPR. The Data Protection Act and UK GDPR set a maximum fine of £17.5 million or 4% of annual global turnover for infringements – whichever is greater – for infringements.

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

Workforce Demographics

As of December 31, 2021, we had a total of 156 employees, which was down from a total of 229 employees at December 31, 2019 and a total of 162 employees at December 31, 2020. At December 31, 2021, approximately 54% of our employees were located in the United States, with approximately 29% of our employees located in Europe and approximately 17% of our employees located in Asia. At December 31, 2021, approximately 40% of our employees were on our engineering and research and development teams, with the remainder of our employees comprising our sales and marketing, customer service, and general and administrative teams.

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

Following the restructuring efforts in 2020, we believe that we have better aligned our human capital resources with the current and planned needs of our business. We are now focused on retaining and motivating our employees at all levels and in all parts of the organization, and we are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We expect to increase the size of our employee base in the near future.

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

In response to the COVID-19 pandemic, we implemented significant changes in 2020 that we determined were in the best interests of our company and our employees as well as the communities in which we operate. The vast majority of our employees have been working from home since March 2020 and will likely continue to do so in the near future. We have been encouraged by how our employees have responded to the challenges that have stemmed from the COVID-19 pandemic and have generally maintained their productivity under the evolving working conditions.

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

Diversity and Inclusion

We strive to promote and advance diversity and inclusion across the country and we value diverse perspectives and life experiences. We believe that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background, or religious belief.

Intellectual Property

Our intellectual property rights are a key component of our success. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights.

As of December 31, 2021, we had five issued patents and one patent application pending in the United States. We own and use trademarks on or in connection with our products and services, including two registered trademarks in the United States, Canada, the European Union, Australia, China, Japan and Russia; one registered mark in South Korea and Singapore; and unregistered common law marks and pending trademark applications in the United States, Canada and the European Union. We have also registered numerous Internet domain names.

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

We use our Investor Relations website (http://investor.marinsoftware.com/investor-home/default.aspx) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD promulgated by the SEC. These disclosures are included in the “Investor News” and “Events & Presentations” sections of our website. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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

Risks Related to the COVID-19 Pandemic

•
The COVID-19 global pandemic has adversely affected, and may continue to adversely affect, our business and operating results. Among other things, the COVID-19 global pandemic has caused, and lingering effects of the pandemic could continue to cause, some of our customers to reduce their purchases of our products or to reduce the amount of digital advertising spend that they manage using our products, which could have a material adverse effect on our business.

Risks Related to our Financial Condition and Future Operating Results

•
It is difficult to predict our future operating results for many reasons, including the continuing COVID-19 pandemic and its effects on our customers and digital advertising spend.
•
We have a history of losses and we may not achieve or sustain profitability in the future.
•
We expect to continue to incur losses and experience negative cash flows, and we may need to reduce operating expenses, sell additional securities, sell assets or borrow additional funds to fund our business plans.
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

RISK FACTORS

Risks related to the COVID-19 Pandemic

The ongoing COVID-19 global pandemic has adversely affected and may continue to adversely affect our business and operating results.

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

We cannot predict the extent to which the COVID-19 pandemic will affect our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of outbreaks of COVID-19, the effects of new variants, the actions taken by governments and private businesses in relation to COVID-19 containment, the availability, deployment and efficacy of vaccines, and the transition from COVID-19 from being a pandemic to an endemic illness. In geographies in which we or our customers operate, health concerns and political or governmental developments in response to COVID-19 have resulted in, and could continue to result in, economic, social or labor instability or prolonged contractions in the industries in which our customers operate, slow our sales process, result in customers not purchasing or renewing subscriptions to our platform or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.

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

Risks related to our Financial Condition and Future Operating Results

It is difficult to predict our future operating results for many reasons, including because of the ongoing COVID-19 pandemic and its effects on our customers and digital advertising spend.

Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. Specifically, the COVID-19 pandemic has significantly affected both U.S. and worldwide economic activity. We believe that the COVID-19 pandemic has had an adverse effect on many of our customers and their businesses and their spending on digital advertising and has had an adverse effect on our recent results of operations and may continue to affect our future results of operations. The COVID-19 pandemic could result in one or more of the following conditions, among other potential conditions, that could affect us and our customers:

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

The duration and scope of the COVID-19 pandemic is highly uncertain. We continue to monitor the effect that the COVID-19 pandemic may have, and while it is not possible at this time to estimate the ongoing impact that COVID-19 will have on our business, the continued spread of COVID-19, including new variants, and the measures taken by the governments of countries affected, may have an adverse impact on global economic conditions, which are likely to have an adverse effect on our business and financial condition.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $12.9 million and $14.1 million during the years ended 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $304.1 million. The losses and accumulated deficit have been due largely to the substantial investments that we have made and continue to make to attempt to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Many of our efforts to generate revenues from our business are new and unproven and exacerbated by the effects of the COVID-19 pandemic, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. Our revenues have decreased in recent periods, including a decline from $30.0 million in 2020 to $24.4 million in 2021. We do not expect to be profitable in 2022, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flows, and we may need to reduce operating expenses, sell additional securities, sell assets or borrow additional funds to fund our business plans.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives and other business activities. We anticipate that increasing our market share for our current services through sales and marketing efforts, continuing development of new platform features and delivering efficient service to customers will require additional capital and expenditures and may be made more challenging given the lingering effects of the COVID-19 pandemic. If we do not realize increases in our revenue, we may need to reduce operating expenses through successful cost-cutting measures or seek to sell additional securities, sell assets or borrow additional funds to fund our business plans. There is no guarantee that we will be able to successfully reduce our operating expenses through successful cost–cutting measures. Further, there is no guarantee that we will be able to issue additional securities or sell assets in future periods or borrow funds on commercially reasonable terms, or at all, in order to meet our cash needs. Our ability to raise additional financing is subject to a number of uncertainties, including but not limited to, the market demand for our stock, our financial performance and outlook, the market demand for products and services, negative economic developments, the economic effects of the COVID-19 pandemic and adverse market conditions. Our ability to return to growth and to realize profitability is substantially dependent upon our ability to improve customer retention rates, increase new bookings, and manage our cash flows. Other factors that may significantly affect our ability to fund our business plans include one or more of the following; our ability to raise additional financing, and our ability to further reduce our expenses.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, continue the deployment of MarinOne, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. During the year ended December 31, 2021, we sold 5.5 million shares of our common stock under equity distribution agreements with JMP Securities LLC, or JMP Securities, and received proceeds of approximately $41.7 million, net of offering costs of $1.5 million, at a weighted average sales price of $7.85 per share. The 5.5 million shares of our common stock that we issued under the equity distribution agreements during 2021 increased the number of outstanding shares of our common stock by approximately 57%, resulting in dilution to the percentage ownership of our previously existing stockholders. On August 2, 2021, we entered into a new equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. We have not yet sold any shares under this August 2021 equity distribution agreement. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we are adjusting the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our estimated market capitalization on the date we file this Annual Report until such time when we are eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

In May 2020, we entered into a loan agreement with Harvest Small Business Finance, LLC, or the Lender, as the lender for a loan in an aggregate principal amount of $3.3 million, or the Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. An aggregate principal amount of $3.1 million of the Loan was forgiven in January 2022 and we repaid the remaining outstanding balance of $0.2 million in February 2022. The U.S. Department of the Treasury, or the Treasury, and the U.S. Small Business Administration, or the SBA, have announced that they will review all Payroll Protection Program loans that equal or exceed $2.0 million. While we believe that we acted in good faith and complied with all requirements of the Payroll Protection Program, if Treasury or SBA determined that our Loan application was not made in good faith or that we did not otherwise meet the eligibility requirements of the Payroll Protection Program, we could be required to return the Loan or a portion thereof. Any additional debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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
•
foreign currency exchange rate fluctuations; and
•
general economic and political conditions in our domestic and international markets, including potential hostilities in international markets and inflation in the United States.

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

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising platform solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing cross-channel, cross-device, enterprise marketing software platform and to continually introduce or acquire new features that are in demand by the market we serve. We also must update our software to reflect changes in publishers’ application programming interfaces, or APIs, and terms of use. We have recently deployed our new platform, MarinOne, and the success of MarinOne or any other enhancement or new solution depends on several factors, including timely completion, adequate quality testing, effective migration of existing customers with minimal disruption and appropriate introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely manner, may contain defects, may be more costly to compete than we anticipate or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to complete the upgrade to our software platform infrastructure effectively or in a timely manner, or to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement with Google. We entered into our original revenue share agreement with Google in December 2018 for a three-year term that ran from October 1, 2018 until September 30, 2021. We entered into a new revenue share agreement with Google in September 2021 for a three-year term scheduled to run from October 1, 2021 until September 30, 2024. Under these Google Revenue Share Agreements, we have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the year ended December 31, 2021, we recognized revenues of $8.6 million and for the year ended December 31, 2020 we recognized revenues of $9.1 million from the applicable Google Revenue Share Agreement. Google has the right to terminate our current Google Revenue Share Agreement in certain circumstances, and any termination or amendment of this agreement would have a material adverse effect on our results of operations.

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

Our future growth will also depend, in part, on our ability to enter-into and retain successful strategic relationships with third-parties. For example, we are seeking to establish relationships with third-parties to develop integrations with complementary technology and content. These relationships may not result in additional customers or enable us to generate significant revenues. For example, we entered into the Google Revenue Share Agreement where we are eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Identifying partners and negotiating and documenting relationships with them require significant time and resources. Our contracts for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer.

We may not be able to compete successfully against current and future competitors.

The overall market for advertising cloud solutions is rapidly evolving, highly competitive, complex, fragmented, and subject to changing technology and shifting customer needs. We face significant competition in this market and we expect competition to intensify in the future. We currently compete with large, well-established companies, such as Google Inc. and Adobe Systems Incorporated, and privately held companies, such as Kenshoo Ltd. (or Skai). We also compete with channel-specific offerings, in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenues and future operating results and our ability to grow our business.

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

•
channel-specific competitors, such as Kenshoo Ltd. (Skai) and Smartly.io, may devote greater resources to the development, promotion and sale of their channel-specific products and services than we can;
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

In 2020, U.S. federal and state and foreign governments and regulatory agencies initiated lawsuits or investigations against Google and Facebook related to certain of their anticompetitive business practices and conduct in the digital advertising and social media industries and we cannot be certain as to how such lawsuits and investigations might affect Google or Facebook or otherwise affect the digital advertising industry. We are not a party to any such lawsuits or investigations. As a participant in the digital advertising industry and having business relationships with Google, certain governmental authorities and Google have requested us to provide information to them in connection with such lawsuits and investigations, and responding to such requests has caused us to incur, and may cause us to incur in the future from time to time, professional fees and other expenses in connection with responding to such requests.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced employee attrition and have conducted restructuring actions. Any changes in our operations and management team could be disruptive to our operations. Any future restructuring actions or employee attrition could have an adverse effect on our business as a result of operational and administrative inefficiencies and added costs, decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, which could adversely affect our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, we must successfully integrate any new senior management and other new personnel within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

We do not maintain key person life insurance policies on any of our employees. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. Our business also requires skilled technical, sales and other personnel, who are in high demand and are often subject to competing offers. If we expand into additional geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is particularly intense in our industry and particularly in San Francisco, California. In addition, we may consider expanding our board of directors to add new experience and expertise to our board and to comply with pending board diversity requirements. Board candidates may be difficult and expensive to recruit and retain and we may incur penalties if we fail to comply with board diversity requirements by applicable deadlines. An inability to retain, attract, relocate and motivate employees and directors required for our business could delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships.

We incur upfront costs associated with onboarding advertisers to our platform and may not recoup our investment if we do not maintain the advertiser relationship over time.

Our operating results may be negatively affected if we are unable to recoup our upfront costs for onboarding new advertisers to our platform. Upfront costs when adding new advertisers generally include sales commissions for our sales force, expenses associated with entering customer data into our platform and other implementation-related costs. Because our customers, including direct advertisers and agencies, are billed over the term of the contract, if new customers sign contracts with short initial subscription periods and do not renew their subscriptions, or otherwise do not continue to use our platform to a level that generates revenues in excess of our upfront expenses, our operating results could be negatively impacted. In cases in which the implementation process is particularly complex, the revenues resulting from the customer under our contract may not cover the upfront investment; therefore, if a significant number of these customers do not renew their contracts, it could negatively affect our operating results. In addition, because we capitalize certain upfront costs to obtain and fulfill contracts under authoritative accounting guidance, we could be required to record impairment expense for these upfront costs if the estimated revenue for these contracts is not realized.

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

For example, the release by Apple of its iOS 14 operating systems in April 2021 brought with it a number of new changes, including the need for mobile app users to opt-in before their identifier for advertisers, or IDFA, can be accessed by an app. Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. Although we do not rely heavily on IDFA, low opt-in rates to grant IDFA access may result in advertisers rethinking their conversion tracking strategy. Any reduced ability of advertisers to accurately target and measure their advertising campaigns may cause spend fluctuations. If consumer resistance to the collection and sharing of the data used to deliver targeted advertising continues to increase, or the use and adoption of consent / Do Not Track mechanisms increases as a result of industry regulatory and/or legal developments, and/or new technologies are developed and deployed that have a material impact on our ability to collect data, such developments could have a material adverse effect on our results of our operations.

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

Our success in the mobile channel depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as the major operating systems that run on them and the applications that are downloaded onto them. For example, the release of iOS 14 brought with it a number of new changes, including the need for app users to opt-in before their identifier for advertisers, or IDFA, can be accessed by an app (which was released April 26, 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. Although we do not rely heavily on IDFA, low opt-in rates to grant IDFA access may result in advertisers rethinking their conversion tracking strategy. Any reduced ability of advertisers to accurately target and measure their advertising campaigns may cause spend fluctuations.

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

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. Despite the implementation of security measures, our internal information technology systems and infrastructure, and those of our current and any future third parties on which we rely, are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet (including harmful attachments to emails, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), by persons inside our organization, or by persons with access to systems inside our organization. Any of the foregoing may compromise our system infrastructure, or that of our third-party partners and other contractors and consultants, or lead to data leakage.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers or we could incur other liabilities, which could adversely affect our business.

The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be material, and although we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party partners and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

We and our third-party service providers regularly defend against and respond to data security incidents, and we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party partners and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur that causes interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption or delay of our product development programs. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information

(including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. If any such event, including a computer security breach, results in the unauthorized access, use or release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws (and other similar non-U.S. laws), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. For example, data breaches frequently result in regulatory actions and commercial and class action litigation based on a variety of laws and legal duties, such as the CCPA, which provides for a private right of action in the event of certain data security breaches. Such actions could result in significant legal and financial exposure and reputational damages that could have a material adverse effect on our business, results of operations, prospects and financial condition.

In addition, our insurance may not cover all costs from a security incident or breach. The assertion of a claim against our insurance policies could result in premium increases, imposition of a large deductible or other adverse circumstances.

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

The facility is vulnerable to damage or service interruption resulting from human error, intentional bad acts, cyberattacks, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Moreover, while we have a disaster recovery plan in place, we do not maintain a “hot failover” instance of our software platform permitting us to immediately switch over in the event of damage or service interruption at our data center. The occurrence of a natural disaster or an act of terrorism, any outages or vandalism or other misconduct, or a decision to close the facility without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

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

Our success and ability to compete depends in part upon our intellectual property. We primarily rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions with our employees, customers, partners and others to establish and protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our solutions. In particular, we have five issued U.S. patents.

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

We acquired and divested businesses in the past and may seek to acquire or divest businesses, products or technologies in the future. However, we have limited experience in acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms and/or financing of the acquisition or in completing the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices, employee or client issues, or transaction or integration costs.

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
•
potential loss of key employees of acquired businesses or of our business;
•
inability to maintain the key business relationships and the reputations of acquired businesses or of our business;
•
diversion of management’s attention from other business concerns;
•
risks related to completing any proposed acquisition, including obtaining any required approvals of stockholders, governmental agencies or other parties, and potential risks to our business if we fail to complete any planned acquisition;
•
litigation for activities of the acquired company, including claims from terminated employees, clients, former shareholders or other third parties;
•
failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology, or solution, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices, employee or client issues, or transaction or integration costs;
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
•
increased fixed costs.

If we are unable to successfully complete or integrate any future business, product or technology we intend to acquire, our business and results of operations may suffer.

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results or the trading prices of our common stock. For instance, in connection with our prior acquisitions, we issued shares of our common stock. We may consider divestitures of certain non-core businesses, products, technologies or other assets from time to time. We may not be successful in identifying buyers for any such assets or in negotiating the terms of any such sale. Any such sale could disrupt our business and adversely affect our results of operations.

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

Public scrutiny of Internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current services to our customers, thereby harming our business.

The regulatory framework for privacy and security issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, processing, use, storage, transmission, disclosure, and security of personal information by companies operating over the internet have recently come under increased public scrutiny. State, federal and foreign lawmakers and regulatory authorities have increased their attention on the collection and use of consumer data. In addition, many jurisdictions in which we operate have or are developing laws that protect the privacy and security of sensitive and personal information, including, but not limited to, those described under the heading “Business—Government Regulations.”

The various privacy and cybersecurity laws and regulations with which we must comply are complex and evolving. Compliance with such laws and regulations require we expend significant resources, and we cannot guarantee that we will be able to successfully comply with all such privacy and cybersecurity laws and regulations, especially where they do or may in the future conflict with one another, nor can we predict the extent to which such new and evolving regulatory and legal requirements will impact our business strategies and the cost or availability of previously useful data, increase our potential liability, increase our compliance costs, require changes in business practices and policies, or otherwise adversely affect our business. Furthermore, any data breach or a failure by us to comply with the cybersecurity and privacy regulations and laws which we are subject to could result in penalties and fines, or in civil litigation against us, which could have a material adverse effect on our business, including on how we use personal data, on our financial condition, and our operating results.

If we do not comply with applicable privacy guidelines and other applicable laws and regulations under which we are regulated, if there are changes to the guidelines, laws, or regulations, or their interpretation, or if new regulations are enacted that are inconsistent with our current business practices, our business could be harmed. We may be required to change our business practices, services, or privacy policy, among other changes. Changes like these could increase our operating costs and potentially make it more difficult for customers to use our services, resulting in less revenue or slower growth.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 and 2022 for federal and state purposes, respectively. Our federal net operating loss generated in 2018 and after can be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. If a company’s shares trade for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. As of February 18, 2022, the closing price of our common stock on Nasdaq was $3.76. The closing price of common stock on Nasdaq was never below $1.00 in 2021. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. If Nasdaq delists our securities for trading on the Nasdaq, we could face significant adverse consequences, including:

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

Since our initial public offering, the closing market price of our common stock has been volatile. From January 1, 2020 through December 31, 2021, the closing sales price of our common stock on The Nasdaq Global Market ranged from $0.87 to $24.14 per share. From January 1, 2022 through February 18, 2022, the closing sales price of our common stock on The Nasdaq Global Market ranged from $2.91 to $4.53 per share. Factors affecting the market price of our common stock include:

•
variations in, or forward-looking guidance regarding, our revenues, gross margin, operating results, free cash flow, loss per share, revenue retention rates, annualized advertising spend on our platform, adjusted EBITDA and how these results compare to analyst and investor expectations;
•
announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements or other developments by us or related to our competitors, including any announcements of regulatory actions, lawsuits or other developments, such as the U.S. and state government lawsuits against Google and Facebook;
•
disruptions in our cloud-based operations or services or disruptions of other prominent cloud-based operations or services;
•
disruptions to financial markets and market conditions as a result of the ongoing COVID-19 pandemic, inflation, potential hostilities in international markets or other factors;
•
the economy as a whole, including the effects of any inflationary pressures on the economy, market conditions in our industry, and the industries of our customers;
•
the timing, volume and pricing of any sales of shares by us under our at-the-market offering program or otherwise; and
•
any other factors discussed herein.

Because our stock price has been volatile, investing in our common stock is risky.

In addition, the stock market in general has experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. In particular, the stock market experienced heightened volatility in connection with the global pandemic of COVID-19. Moreover, if the market for technology stocks, especially software and cloud computing-related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

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

On March 14, 2019, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $50.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on May 10, 2019. Pursuant to an equity distribution agreement between us and JMP Securities, common stock with an aggregate offering price of up to $13.0 million could be issued and sold pursuant to an “at-the-market” offering for sales of our common stock. As of June 30, 2021, 4.6 million shares of our common stock had been sold pursuant to the 2019 equity distribution agreement since it was established, for net proceeds of approximately $12.3 million, which resulted in us exhausting the amount available for sale under the 2019 equity distribution agreement.

On July 15, 2021, we entered into a second equity distribution agreement with JMP Securities and established a $40.0 million “at-the-market” securities offering program, pursuant to which we could issue and sell shares of our common stock. In July 2021, we sold 4.3 million shares of our common stock under the July 2021 equity distribution agreement and received proceeds of $38.8 million, net of $1.2 million in fees to JMP Securities, at a weighted average sales price of $9.27 per share, which resulted in us exhausting the amount available for sale under this July 2021 equity distribution agreement.

On August 2, 2021, we entered into a third equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. We have not yet sold any shares under this August 2021 equity distribution agreement. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we are adjusting the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our estimated market capitalization on the date we file this Annual Report until such time when we are eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

Because management has broad discretion as to the use of the net proceeds from our recent or any potential future sales of securities, you may not agree with how we use them, and such proceeds may not be applied successfully.

Our management has and will have broad discretion over the use of proceeds from our recent or any potential future sales of our securities and could spend the proceeds in ways that do not necessarily improve our operating results or enhance the value of our common stock, or that you otherwise do not agree with. The failure of our management to apply these funds effectively could, among other things, result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in San Francisco, California, where we occupy facilities totaling approximately 43,000 square feet under a lease that expires in July 2022. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. We sublease approximately 14,300 square feet of this property to an unrelated third party through a separate agreement which expires in July 2022.

We also lease office space in various North American, European and Asian countries, which we use principally for sales and marketing, research and development, administration, customer support and to deliver professional services locally. We operate a data center at a third-party facility located in the United States.

We believe our facilities are in good condition and adequate for our current needs and for the foreseeable future. See Note 11 to the accompanying consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” for information regarding our lease obligations.

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

Holders of Our Common Stock

As of February 18, 2022, there were 41 stockholders of record. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) which is incorporated into this report by reference.

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended December 31, 2021.

Recent Issuer Purchases of Equity Securities

We made no purchases of equity securities during the quarter ended December 31, 2021.

ITEM 6. [Reserved]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. References to “2021” and “2020” refer to the year ended December 31, 2021 and the year ended December 31, 2020, respectively.

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

•
MarinOne. Our next-generation solution brings search, social and eCommerce advertising into a single-platform that helps advertisers maximize a customer journey that spans Google, Facebook, and Amazon by combining the power of Marin Search and Marin Social with newer channels like LinkedIn, Apple Search Ads, Instacart, Criteo, and YouTube.
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

The ongoing COVID-19 pandemic has had and may continue to have an adverse impact on many of our customers and their businesses and their spending on digital advertising and has had an adverse impact on our recent results of operations and may continue to affect our future results of operations. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including containment of COVID-19, effects of new variants, the availability, deployment and efficacy of vaccines, the transition from COVID-19 from being a pandemic to an endemic illness, impact on our customers and our sales cycles, and impact on our employees, all of which are uncertain and cannot be predicted. At this time, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain. Since mid-March 2020, some of our customers have reduced the amount of digital advertising spend that they manage using our product which has had an adverse effect on our results of operations and some of our customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Also, since mid-March 2020 most of our employees have not been able to work from our offices and have been working from home, which could cause some disruptions or delays in our business activities, including our product development efforts.

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we are eligible for a refundable employee retention credit subject to certain criteria. We recognized employee retention credits of $1.6 million during the year ended December 31, 2021, which was recorded in cost of revenues and operating expenses.

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

Our long-term strategic agreements have historically included multiple-year terms and are invoiced quarterly. Our largest agreement with Google was entered into in December 2018 with an effective date of October 1, 2018 (the “Original Google Revenue Share Agreement”) and included both a fixed baseline amount and a variable portion based on a percentage of relevant advertising search spend above the baseline threshold that runs through our technology platform. The Original Google Revenue Share Agreement had a three-year term; however, until March 2020, when we and Google executed the first amendment to the original agreement (the “First Amendment”), Google could terminate the Original Google Revenue Share Agreement after two years, with no penalty if we did not meet certain financial metrics. Accordingly, we accounted for the Original Google Revenue Share Agreement as a two-year agreement with one optional renewal year. The First Amendment removed the previous right of Google to terminate the Original Google Revenue Share Agreement after two years if we did not meet certain financial metrics and the Original Google Revenue Share Agreement continued for the third year until September 30, 2021. The revenue impact of the third year is being accounted for prospectively from the date of the First Amendment. The Original Google Revenue Share Agreement terminated on September 30, 2021. In September 2021, we entered into a New revenue share agreement with Google, with an effective date of October 1, 2021 (the "New Google Revenue Share Agreement") for a three-year term continuing until September 30, 2024. Under this New Google Revenue Share Agreement, we are eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Our other long-term strategic agreements are generally variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 23% and 25% of total revenues for 2021 and 2020, respectively. The Google Revenue Share Agreement accounted for approximately 35% of our revenues in 2021 and approximately 31% in 2020.

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

Income Tax Benefit, Net

The benefit from income taxes consists of federal, state and foreign income taxes. Due to recent losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2021. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

The following table is a summary of our consolidated statements of operations for the specified periods and results of operations as a percentage of revenues for those periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods. Percentage of revenues figures are rounded and therefore may not subtotal exactly.

A discussion regarding our consolidated statements of operations and results of operations as a percentage of revenue for 2021 compared to 2020 is presented below. A discussion regarding our financial condition and results of operations for 2020 compared to 2019 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021, which is available free of charge on the SEC’s website at www.sec.gov.

	Years Ended December 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net	$24,420	100%	$29,983	100%
Cost of revenues (1) (2) (3)	12,885	53	17,946	60
Gross profit	11,535	47	12,037	40
Operating expenses:
Sales and marketing (1) (2) (3)	5,482	22	6,958	23
Research and development (1) (2) (3)	10,788	44	12,815	43
General and administrative (1) (2) (3)	9,327	38	8,559	29
Total operating expenses	25,597	105	28,332	94
Loss from operations	(14,062)	(58)	(16,295)	(54)
Other income, net	984	4	1,533	5
Loss before benefit from income taxes	(13,078)	(54)	(14,762)	(49)
Income tax benefit, net	(134)	(1)	(711)	(2)
Net loss	$(12,944)	(53)%	$(14,051)	(47)%

(1)
Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Cost of revenues	$291	$251
Sales and marketing	408	353
Research and development	594	607
General and administrative	728	283
	$2,021	$1,494

(2)
Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Cost of revenues	$—	$47
Sales and marketing	—	—
Research and development	—	48
General and administrative	—	—
	$—	$95

(3)
Restructuring-related expenses included in the consolidated statements of operations data above were as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Cost of revenues	$43	$529
Sales and marketing	134	304
Research and development	2	215
General and administrative	2	128
	$181	$1,176

The following table sets forth our consolidated revenues by geographic area, as well as the related percentages of total revenues, for the specified periods.

	Years Ended December 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net by geography
United States of America	$18,817	77%	$22,409	75%
United Kingdom	2,851	12	3,905	13
Other	2,752	11	3,669	12
Total revenues, net	$24,420	100%	$29,983	100%

Adjusted EBITDA

Adjusted EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, intangible assets, the capitalization of internally developed software, the impairment of goodwill and long-lived assets, interest expense, net, the benefit from or provision for income taxes, CARES Act employee retention credits, other income or expenses, net, the non-recurring costs or gains associated with acquisitions, divestitures and restructurings, and certain professional fees that we have incurred in responding to third-party subpoenas that we have received related to governmental investigations of Google and Facebook. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. Investors are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

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
•
Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•
Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Years Ended December 31,
	2021	2020
	(in thousands)
Net loss	$(12,944)	$(14,051)
Depreciation	851	1,924
Amortization of internally developed software	2,356	2,984
Amortization of intangible assets	—	95
Benefit from income taxes	(134)	(711)
Stock-based compensation expense	2,021	1,494
CARES Act employee retention credit	(1,610)	—
Capitalization of internally developed software costs	(1,377)	(1,869)
Restructuring related expenses	181	1,176
Other income, net	(984)	(1,533)
Third-party subpoena-related expenses	492	—
Adjusted EBITDA	$(11,148)	$(10,491)

Comparison of the Years Ended December 31, 2021 and 2020

Revenues, Net

	Years Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenues, net	$24,420	$29,983	$(5,563)	(19)%

Revenues, net in 2021 decreased by $5.6 million, or 19%, as compared to 2020. During 2021, we experienced ongoing customer turnover that was only partially offset by new customer bookings. Since mid-March 2020, some of our customers have reduced the amount of digital advertising spend that they manage using our product due to the impact of the COVID-19 pandemic. Revenues, net in 2021 and 2020 are inclusive of $8.6 million and $9.1 million, respectively, from the Google Revenue Share Agreement, as described in Note 3 to the consolidated financial statements.

Revenues, net from our customers located in the United States represented 77% and 75% of total revenues, net for 2021 and 2020, respectively. The Google Revenue Share Agreement accounted for 35% and 31% of total revenues, net for 2021 and 2020, respectively.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenues	$12,885	$17,946	$(5,061)	(28)%
Gross profit	11,535	12,037	(502)	(4)
Gross margin	47%	40%

Cost of revenues in 2021 decreased by $5.0 million, or 28%, as compared to 2020. The decrease was primarily driven by a reduction in the number of global services and cloud infrastructure personnel, which led to a decrease of $1.7 million in compensation and benefits expense, including stock-based compensation expense, as compared to 2020. This reduction in headcount also contributed to a decrease in allocated facilities and information technology costs of $0.4 million in 2021. We experienced a decrease of $0.8 million in hosting costs in 2021 due to a decline in usage of our hosting platform. Additionally, amortization of internally developed software costs decreased by $0.6 million, due primarily to the timing of the capitalization of certain internal projects as compared to 2020. There was also a decrease of $0.7 million in depreciation.

We expect cost of revenues to remain flat or increase slightly in the near term in absolute dollars as we should see savings in colocation expenses but may increase personnel costs.

Our gross margin increased to 47% during 2021, as compared to 40% during 2020. This was primarily due to our costs declining at a faster rate than the corresponding decrease in revenues, net.

Sales and Marketing

	Years Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$5,482	$6,958	$(1,476)	(21)%
Percent of revenues, net	22%	23%

Sales and marketing expenses in 2021 decreased by $1.5 million, or 21%, as compared to 2020. This decrease was primarily due to a reduction in the global sales support and marketing headcount, including reductions that were part of our restructuring activities during 2020, contributing to net decreases of $0.7 million in personnel-related costs, and $0.3 million in allocated facilities and information technology costs as compared to 2020. Additionally, our commissions decreased $0.4 million.

We expect sales and marketing expenses to increase in the near term in absolute dollars as we add to sales team and increase marketing investment.

Research and Development

	Years Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$10,788	$12,815	$(2,027)	(16)%
Percent of revenues, net	44%	43%

Research and development expenses in 2021 decreased by $2.0 million, or 16%, as compared to 2020. The decrease was primarily due to a reduction in the number of full-time research and development personnel, resulting in a decrease of $1.7 million in compensation expense and $0.4 million in allocated facilities and information technology costs as compared to 2020. Additionally there was a decrease of $0.3 million in equipment and professional fees. The decreases were partially offset by an increase of approximately $0.8 million for capitalization of salary expense related to internally developed software.

We expect research and development expenses to remain flat or increase slightly in the near term as we increase investment in research and development.

General and Administrative

	Years Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$9,327	$8,559	$768	9%
Percent of revenues, net	38%	29%

General and administrative expenses in 2021 increased by $0.8 million, or 9%, as compared to 2020. This was primarily due to an increase $1.0 million in facilities and IT overhead allocation due to headcount increases and $0.5 million in professional fees that we have incurred in responding to third-party subpoenas that we have received related to governmental investigations of Google and Facebook. This was offset by a decrease of $0.7 million in facilities expense in 2021, primarily due to a reduction in headcount.

We expect our general and administrative expenses to increase in the near term in absolute dollars due to higher professional costs.

Other Income, Net

	Years Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income, net	$984	$1,533	$(549)	(36)%

Other income, net, primarily consists of sublease income as well as foreign currency transaction gains and losses and interest income and expense. In 2021, we generated sublease income of $1.1 million, as compared to $1.7 million in 2020.

Income tax benefit, net

	Years Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Income tax benefit, net	$(134)	$(711)	$577	(81)%

The benefit from income taxes in 2021 totaled $0.1 million, as compared to a benefit from income taxes of $0.7 million in 2020. The primary reason for this decrease was the current foreign income tax provision which was driven by changes to the reserve for uncertain tax positions.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2021. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(in thousands)
Revenues, net	$5,863	$6,155	$6,094	$6,308	$7,252	$6,796	$7,275	$8,660
Cost of revenues (1) (2) (3)	3,294	3,175	3,175	3,241	3,693	4,323	4,585	5,345
Gross profit	2,569	2,980	2,919	3,067	3,559	2,473	2,690	3,315
Operating expenses
Sales and marketing (1) (2) (3)	1,702	1,266	1,268	1,246	1,275	1,491	1,880	2,312
Research and development (1) (2) (3)	3,045	2,677	2,667	2,399	2,934	3,106	3,338	3,437
General and administrative (1) (2) (3)	3,151	2,312	1,995	1,869	2,436	2,131	2,011	1,981
Total operating expenses	7,898	6,255	5,930	5,514	6,645	6,728	7,229	7,730
Loss from operations	(5,329)	(3,275)	(3,011)	(2,447)	(3,086)	(4,255)	(4,539)	(4,415)
Other income, net	138	298	221	327	416	111	537	469
Loss before income taxes	(5,191)	(2,977)	(2,790)	(2,120)	(2,670)	(4,144)	(4,002)	(3,946)
Income tax provision (benefit)	(90)	153	(289)	92	(143)	(72)	(521)	25
Net loss	$(5,101)	$(3,130)	$(2,501)	$(2,212)	$(2,527)	$(4,072)	$(3,481)	$(3,971)
Net loss per share available to common stockholders, basic and diluted	$(0.33)	$(0.22)	$(0.23)	$(0.21)	$(0.29)	$(0.58)	$(0.50)	$(0.58)

(1)
Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(in thousands)
Cost of revenues	$107	$103	$46	$35	$47	$(19)	$129	$94
Sales and marketing	150	122	70	66	70	24	149	110
Research and development	204	159	133	98	100	123	217	167
General and administrative	287	248	130	63	69	67	72	75
Total stock-based compensation expense	$748	$632	$379	$262	$286	$195	$567	$446

(2)
Amortization of intangible assets included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(in thousands)
Cost of revenues	$—	$—	$—	$—	$—	$—	$—	$47
Sales and marketing	—	—	—	—	—	—	—	—
Research and development	—	—	—	$—	—	—	—	48
General and administrative	—	—	—	—	—	—	—	—
Total amortization of intangible assets	$—	$—	$—	$—	$—	$—	$—	$95

(3)
Restructuring-related expenses included in the consolidated statements of operations data above were as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(in thousands)
Cost of revenues	$42	$—	$—	$1	$7	$529	$—	$(7)
Sales and marketing	136	—	—	(2)	40	214	—	50
Research and development	—	—	—	2	30	185	—	—
General and administrative	—	—	—	2	5	123	—	—
Total restructuring related expenses	$178	$—	—	$3	$82	$1,051	—	$43

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(as a % of revenues, net)
Revenues, net	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	56	52	52	51	51	64	63	62
Gross profit	44	48	48	49	49	36	37	38
Operating expenses
Sales and marketing	29	21	21	20	18	22	26	27
Research and development	52	43	44	38	40	46	46	40
General and administrative	54	38	33	30	34	31	28	23
Total operating expenses	135	102	97	87	92	99	99	89
Loss from operations	(91)	(53)	(49)	(39)	(43)	(63)	(62)	(51)
Other income, net	2	5	4	5	6	2	7	5
Loss before income taxes	(89)	(48)	(46)	(34)	(37)	(61)	(55)	(46)
Income tax provision (benefit)	(2)	2	(5)	1	(2)	(1)	(7)	—
Net loss	(87)%	(51)%	(41)%	(35)%	(35)%	(60)%	(48)%	(46)%

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering, or the IPO, we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. In 2021 and 2020 we raised total net proceeds of $41.6 million and $7.5 million, respectively from at-the-market securities offering programs, and in 2020 we received proceeds of $3.3 million from a loan through the Paycheck Protection Program. An aggregate principal amount of $3.1 million of this loan was forgiven in January 2022 and we repaid the remaining outstanding balance of $0.2 million in February 2022. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of December 31, 2021, our principal source of liquidity was our unrestricted cash and cash equivalents of $46.8 million. Our primary operating cash requirements include the payment of compensation and other employee-related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain a $0.2 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco which is reflected as restricted cash on the consolidated balance sheets of the accompanying consolidated financial statements.

We maintain cash balances in our foreign subsidiaries. As of December 31, 2021, we had $46.8 million of unrestricted cash and cash equivalents in aggregate, of which $1.1 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA, which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries, and a tax on earnings of foreign subsidiaries in excess of a specified return on the subsidiaries' tangible assets, known as the Global Intangible Low-Taxed Income, or GILTI. We also determined that no GILTI inclusion would be required in 2019 or 2020 as our foreign subsidiaries have accumulated significant losses. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

On March 14, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019, under which we could offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50.0 million. As part of the shelf registration statement, we entered into an equity distribution agreement with JMP Securities LLC under which we could offer and sell shares of our common stock having an aggregate offering price of up to $13.0 million through an at-the-market offering program administered by JMP Securities. We were not required to sell any of our stock under this program. JMP Securities was entitled to compensation of up to 5.0% of the gross proceeds from sales of our common stock pursuant to the equity distribution agreement. We intend to use the net proceeds from the sale of securities under the equity distribution agreement primarily for working capital and general corporate purposes. For the year ended December 31, 2020, we sold 2.7 million shares of our common stock under this equity distribution agreement, and received proceeds of $7.5 million, net of offering costs of $0.5 million, at a weighted average sales price of $2.92 per share. During February 2021 we sold an additional 1.2 million shares of our common stock under this equity distribution agreement and received proceeds of $3.0 million, net of offering costs of $0.2 million, at a weighted average sales price of $2.68 per share. There are currently no additional amounts available to be sold under this equity distribution agreement. On July 15, 2021, we entered into a new equity distribution agreement with JMP Securities under which we could sell shares of our common stock up to an aggregate gross sales price of $40.0 million through a new at-the-market securities offering program. In July 2021, we sold 4.3 million shares of our common stock under this July

2021 equity distribution agreement and received proceeds of $38.8 million, net of offering costs of $1.2 million, at a weighted average sales price of $9.27 per share, which exhausted all securities available for sale under this July 2021 equity distribution agreement.

In May 2020, we entered into a loan agreement with a lender for the loan in an aggregate principal amount of $3.3 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. We received the Loan proceeds on May 12, 2020. An aggregate principal amount of $3.1 million of the Loan was forgiven in January 2022 and we repaid the remaining outstanding balance of $0.2 million in February 2022. See Note 7 to the accompanying consolidated financial statements for further discussion of this loan.

We have incurred significant losses in each fiscal year since our incorporation in 2006, and we expect to continue to incur losses and negative cash flows in the future.

On August 3, 2021, we filed a new shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100.0 million. As part of this new 2021 registration statement, we entered into a third equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. We have not yet sold any shares under this August 2021 equity distribution agreement and no assurances can be provided as to if or when me may be able to sell any shares or the terms of any such sales. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we are adjusting the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our estimated market capitalization on the date we file this Annual Report until such time when we are eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(7,942)	$(5,675)
Net cash used in investing activities	(1,296)	(1,884)
Net cash provided by financing activities	41,479	10,233
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(4)	41
Net increase in cash and cash equivalents and restricted cash	$32,237	$2,715

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

Cash used in operating activities in 2021 of $7.9 million was primarily the result of a net loss of $12.9 million, which was partially offset by non-cash expenses of $4.9 million, primarily consisting of depreciation, amortization, stock-based compensation expense, provision for bad debts and net changes in operating leases, and a $0.1 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $0.6 million due to the decrease in revenues and the timing of related collections and (2) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.9 million due to the timing of related disbursements and lower accrued payroll-related costs driven by lower headcount.

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

Investing Activities

In 2021 and 2020, investing activities primarily consisted of $1.3 million and $1.9 million of capitalized internally developed software costs. Capital expenditures may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities in 2021 was $41.5 million. This primarily consisted of $41.9 million of net cash proceeds from the issuance of common shares pursuant to our equity distribution agreements with JMP Securities, partially offset by $0.4 million in employee taxes paid for withheld shares upon the settlement of equity awards.

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

Contractual Obligations and Commitments

Our principal commitments consist of operating leases for office space, net of sublease income. As of December 31, 2021, the future minimum payments under these commitments, were as follows:

	Payments Due By Period
	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Note payable	$3,320	$2,226	$1,094	$—	$—
Operating leases obligations	2,037	2,037	—	—	—
Sublease income	(616)	(616)	—	—	—
Total	$4,741	$3,647	$1,094	$—	$—

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table.

The note payable relates to our loan pursuant to the PPP under the CARES Act. An aggregate principal amount of $3.1 million of the Loan was forgiven in January 2022 and we repaid the remaining outstanding balance of $0.2 million in February 2022. See Note 7 to the accompanying consolidated financial statements for further discussion of this loan.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of December 31, 2021.

In addition to the obligations in the table above, we have approximately $1.1 million of uncertain tax positions that have been recorded as liabilities as of December 31, 2021. It is uncertain as to if or when such amounts may be settled.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of December 31, 2021, other than operating leases and related subleases, as described in the Notes to the consolidated financial statements, and the irrevocable letter of credit described above.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future.

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

Our subscription contracts provide advertisers with access to our advertising management platform. Advertisers do not have the right to take possession of the software supporting the services at any time. These contracts are generally one year or less in length. The subscription fee under most contracts consists of the greater of a minimum monthly platform fee or variable consideration based on the volume of advertising spend managed through our platform at the contractual percentage of spend.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. These strategic agreements are generally billed on a quarterly basis and are either fixed or variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform.

We evaluate the total amount of variable revenue share payments expected to be earned by using the most likely method, as we believe this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and our best judgment at the time. We include estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We expect that in the future, revenues from strategic agreements will continue to grow as a percentage of our total revenues, net.

Income Taxes

Significant assumptions, judgments and estimates are involved in determining our provision for (benefit from) income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes include the geographic mix and amount of income (loss), our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Our judgments also include anticipating the tax positions we will record in the financial statements before preparing and filing the tax returns. Our estimates and assumptions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved. These estimates may not be materially sensitive on an individual basis but could be material on an aggregate basis if they were to differ from current estimates. Changes in our business and tax laws or our interpretation of those, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position, or cash flows.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of December 31, 2021, we had unrestricted cash and cash equivalents of $46.8 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 23% and 25% for 2021 and 2020, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency (losses) gains included in determining net loss were less than $(0.1) million, in both 2021 and 2020. Transaction gains and losses are included in other income, net.

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

Management, with the participation of our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the disclosure controls and procedures as of the end of the period. Based on such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated

Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm (PCAOB ID Number 248)

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

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Equity Distribution Agreement by and between Registrant and JMP Securities LLC, dated March 14, 2019.	S-3	333-230275	1.2	3/14/2019

1.2	Equity Distribution Agreement dated July 15, 2021, by and between Marin Software Incorporated and JMP Securities LLC.	8-K	001-35838	1.2	7/15/2021

1.3	Equity Distribution Agreement dated August 2, 2021, by and between Marin Software Incorporated and JMP Securities LLC.	8-K	001-35838	1.3	8/3/2021

2.1	Asset Purchase Agreement by and among the Registrant and SharpSpring, Inc. dated November 21, 2019.	8-K	001-35838	99.1	11/21/2019

3.1	Restated Certificate of Incorporation.	10-Q	001-35838	3.1	5/9/2013

3.2	Restated Bylaws.	10-Q	001-35838	3.2	5/9/2013

3.3	Certificate of Amendment to Certificate of Incorporation.	8-K	001-35838	3.1	10/5/2017

4.1	Form of Common Stock Certificate.	S-1/A	333-186669	4.1	3/15/2013

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35838	4.2	3/23/2020

10.1	Form of Indemnification Agreement.	10-K	001-35838	10.1	3/1/2019

10.2#	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-186669	10.2	2/13/2013

10.3#	2013 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, and RSU award agreement.	S-1/A	333-186669	10.3	3/4/2013

10.4#	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-186669	10.4	3/4/2013

10.5	Master Services Agreement, dated as of August 3, 2009, by and between the Registrant and Switch Communications Group L.L.C.	S-1	333-186669	10.7	2/13/2013

10.6#	Form of Severance and Change in Control Agreement between the Registrant and each of the executive officers.	S-1/A	333-186669	10.9	3/11/2013

10.7#	Executive Bonus Compensation Plan.	10-K	001-35838	10.11	2/20/2015

10.9#	Description of Director Compensation Program.					X

10.11#	Transition and Separation Agreement, dated as of September 14, 2015, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.4	11/5/2015

10.12	Office Lease, dated as of January 7, 2011, by and between the Registrant and 123 Mission, LLC, as amended.	10-K	001-35838	10.16	2/23/2016

10.13#	Offer Letter, dated as of August 23, 2016, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.1	11/9/2016

10.14†	Revenue Share Agreement, dated December 11, 2019, by and between the Registrant and Google LLC.	10-K	001-35838	10.16	3/14/2019

10.15#	Offer Letter, dated August 23, 2016, by and between the Registrant and Wister Walcott.	10-K	001-35838	10.17	3/14/2019

10.16#	Offer Letter, dated December 5, 2019, by and between the Registrant and Robert Bertz.	10-K	001-35838	10.18	3/23/2020

10.17#	Amended and Restated Severance and Change in Control Agreement, dated January 28, 2021, by and between the Registrant and Robert Bertz.	10-K	001-35838	10.17	2/26/2021

10.18	Amendment No. 1 to Google Revenue Share Agreement, dated as of March 17, 2020, by and between the Registrant and Google LLC.	10-K	001-35838	10.20	3/23/2020

10.20#	Form of Waiver under Change in Control and Severance Agreement	8-K	001-35838	99.1	5/21/2020

10.21†	Revenue Share Agreement entered into as of September 17, 2021 by and between Google and Marin Software Incorporated.	10-Q	001-35838	10.21	11/4/2021

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated July 9, 2019.	8-K	001-35838	16.01	7/10/2019

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document	X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Date File (formatted as Inline XBRL and included in Exhibit 101)	X

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

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marin Software Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marin Software Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

February 24, 2022

Marin Software Incorporated

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$46,842	$14,280
Restricted cash	215	540
Accounts receivable, net	4,633	5,063
Prepaid expenses and other current assets	2,324	3,039
Total current assets	54,014	22,922
Property and equipment, net	3,622	5,477
Right-of-use assets, operating leases	1,660	7,737
Other non-current assets	535	873
Total assets	$59,831	$37,009
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$975	$928
Accrued expenses and other current liabilities	6,176	6,552
Note payable, current	2,226	1,854
Operating lease liabilities	2,006	6,800
Total current liabilities	11,383	16,134
Note payable, net of current	1,094	1,466
Operating lease liabilities, non-current	-	1,814
Other long-term liabilities	1,096	1,780
Total liabilities	13,573	21,194
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.001 par value - 142,857 shares authorized, 15,532 and 9,743 shares issued and outstanding at December 31, 2021 and 2020, respectively	15	10
Additional paid-in capital	351,394	308,065
Accumulated deficit	(304,107)	(291,163)
Accumulated other comprehensive loss	(1,044)	(1,097)
Total stockholders' equity	46,258	15,815
Total liabilities and stockholders' equity	$59,831	$37,009

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Years Ended December 31,
	2021	2020
Revenues, net	$24,420	$29,983
Cost of revenues	12,885	17,946
Gross profit	11,535	12,037
Operating expenses:
Sales and marketing	5,482	6,958
Research and development	10,788	12,815
General and administrative	9,327	8,559
Total operating expenses	25,597	28,332
Loss from operations	(14,062)	(16,295)
Other income, net	984	1,533
Loss before benefit from income taxes	(13,078)	(14,762)
Income tax benefit, net	(134)	(711)
Net loss	(12,944)	(14,051)
Foreign currency translation adjustments	53	1
Comprehensive loss	$(12,891)	$(14,050)
Net loss per share available to common stockholders, basic and diluted	$(1.01)	$(1.91)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	12,846	7,344
Stock-based compensation is allocated as follows (Note 10):
Cost of revenues	$291	$251
Sales and marketing	408	353
Research and development	594	607
General and administrative	728	283
Amortization of intangible assets is allocated as follows:
Cost of revenues	$—	$47
Sales and marketing	—	—
Research and development	—	48
General and administrative	—	—
Restructuring related expenses are allocated as follows (Note 4):
Cost of revenues	$43	$529
Sales and marketing	134	304
Research and development	2	215
General and administrative	2	128

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2019	6,810	$7	$299,263	$(277,112)	$(1,098)	$21,060
Issuance of common stock through at-the-market offering, net of offering costs of $463 (Note 8)	2,726	3	7,497	—	—	7,500
Issuance of common stock from vesting of restricted stock units (Note 9)	186	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(215)	—	—	(215)
Issuance of common stock under employee stock purchase plan	21	—	26	—	—	26
Stock-based compensation expense	—	—	1,494	—	—	1,494
Net loss	—	—	—	(14,051)	—	(14,051)
Foreign currency translation adjustments	—	—	—	—	1	1
Balances at December 31, 2020	9,743	10	308,065	(291,163)	(1,097)	15,815
Issuance of common stock through at-the-market offering, net of offering costs of $1,538 (Note 8)	5,502	5	41,637	—	—	41,642
Issuance of common stock from vesting of restricted stock units (Note 9)	264	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(444)	—	—	(444)
Issuance of common stock under employee stock purchase plan	23	—	28	—	—	28
Stock-based compensation expense	—	—	2,108	—	—	2,108
Net loss	—	—	—	(12,944)	—	(12,944)
Foreign currency translation adjustments	—	—	—	—	53	53
Balances at December 31, 2021	15,532	$15	$351,394	$(304,107)	$(1,044)	$46,258

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020
Operating activities:
Net loss	$(12,944)	$(14,051)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	851	1,924
Amortization of internally developed software	2,356	2,984
Amortization of intangible assets	—	95
Amortization of deferred costs to obtain and fulfill contracts	305	872
Interest expense	6	22
Loss on disposals of property and equipment and right-of-use assets	31	23
Unrealized foreign currency (gains) losses	50	(51)
Stock-based compensation related to equity awards	2,021	1,494
Provision for bad debts	(131)	(177)
Net change in operating leases	(531)	(383)
Deferred income tax benefits	(12)	13
Changes in operating assets and liabilities
Accounts receivable	563	4,056
Prepaid expenses and other assets	353	(42)
Accounts payable	47	(750)
Accrued expenses and other liabilities	(907)	(1,704)
Net cash used in operating activities	(7,942)	(5,675)
Investing activities:
Purchases of property and equipment	(6)	(15)
Capitalization of internally developed software	(1,290)	(1,869)
Net cash used in investing activities	(1,296)	(1,884)
Financing activities:
Proceeds from note payable	—	3,320
Proceeds from issuance of common shares through at-the-market offering, net of offering costs	41,888	7,670
Payment of principal on finance lease liabilities	(15)	(598)
Employee taxes paid for withheld shares upon equity award settlement	(428)	(178)
Proceeds from employee stock purchase plan, net	34	19
Net cash provided by financing activities	41,479	10,233
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(4)	41
Net increase in cash and cash equivalents and restricted cash	32,237	2,715
Cash and cash equivalents and restricted cash:
Beginning of year	14,820	12,105
End of year	$47,057	$14,820
Supplemental disclosures of other cash flow information:
Cash paid for interest	—	$26
Cash paid (received) for income taxes	$(1,031)	$21
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock under employee stock purchase plan	$28	$26
Amortization of prepaid stock issuance costs	$246	170

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

References to “2021” and “2020” shall mean the years ended December 31, 2021 and 2020, respectively. All amounts presented in these notes to the consolidated financial statements are in thousands, except where noted.

2. Summary of Significant Accounting Policies

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006, and management expects such losses to continue in the future. The Company incurred net losses of $12,944 and $14,051 for 2021 and 2020, respectively. As of December 31, 2021, the Company had an accumulated deficit of $304,107. The Company had cash, cash equivalents and restricted cash of $47,057 as of December 31, 2021. Management expects to incur additional losses and experience negative operating cash flows in the future. The Company’s ability to achieve its business objectives and to continue to meet its obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including the extent of customer acceptance and adoption of its new MarinOne platform and other market conditions and the ongoing effects of the novel coronavirus (COVID-19) pandemic. The global outbreak of COVID-19 has disrupted economic markets and the full economic impact, duration, and spread of COVID-19 is uncertain at this time and difficult to predict considering the rapidly evolving landscape. Since mid-March 2020, some of the Company’s customers have reduced the amount of digital advertising spend that they manage using the Company’s products, which has had an adverse effect on the Company’s results of operations, and some of the Company’s customers have requested extended payment terms, reduced fees or fee waivers, early contract terminations and other forms of contract relief. Although the Company has pursued, and expects to continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. During the third quarter of 2020, the Company commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce its operating expenses and address the impact of the COVID-19 pandemic on its business (the “2020 Restructuring Plan”). The 2020 Restructuring Plan is expected to ultimately result in the reduction of the Company’s global workforce by approximately 60 employees, approximately half of which are located outside of the United States. The planned workforce reductions were substantially completed during 2020. The Company’s ability to continue as a going concern is substantially dependent upon its ability to improve customer retention rates, increase new bookings, and further reduce its expenses.

In May 2020, the Company entered into a loan agreement with Harvest Small Business Finance, LLC as the lender (“Lender”) for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and implemented by the U.S. Small Business Administration (the “SBA”). An aggregate principal amount of $3,117 of the Loan was forgiven in January 2022 and the Company repaid the remaining outstanding balance of approximately $200 in February 2022.

For the year ended December 31, 2020, the Company sold 2,726 shares of its common stock under this equity distribution agreement and received proceeds of $7,500, net of offering costs of $463, at a weighted average sales price of $2.92 per share. For the year ended December 31, 2019, the Company sold 658 shares of its common stock under this equity distribution agreement and received proceeds of $1,643, net of offering costs of $210, at a weighted average sales price of $2.82 per share. During February 2021, the Company sold an additional 1,186 shares of its common stock under the equity distribution agreement and received proceeds of $3,025, net of offering costs of $157, at a weighted average sales price of $2.68 per share. There are currently no additional amounts available to be sold under this equity distribution agreement.

In July 2021, the Company entered into a new equity distribution agreement with JMP Securities under which it could sell shares of its common stock up to an aggregate gross sales price of $40,000 through an at-the-market offering program administered by JMP Securities. In July 2021, the Company sold 4,316 shares of its common stock under this July 2021 equity distribution agreement and received proceeds of $38,800, net of offering costs of $1,200, at a weighted average price of $9.27 per share, which exhausted all securities available for sale under this July 2021 equity distribution agreement.

In August 2021, the Company filed a new shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this new 2021 registration statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility, pursuant to which it may be able to issue and sell shares of its common stock. The Company has not yet sold any shares under this August 2021 equity distribution agreement and no assurances can be provided as to if or when the Company may be able to sell any shares or the terms of any such sales. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, the Company is adjusting the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50,000 to approximately $22,800 based on the estimated market capitalization of the Company on the date the Company files this Annual Report until such time when the Company is eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations and if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowances for doubtful accounts and customer revenue credits, the carrying value of long-lived assets, the useful lives of long-lived assets, and the accounting for income taxes.

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

Since March 2020, the Company has undertaken measures to protect its employees and customers in response to the COVID-19 pandemic. There can be no assurance that these measures will be effective, however, or that the Company can adopt them without adversely affecting its business operations. In addition, the COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for the Company’s platform and harm the Company’s business and results of operations. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may impact the Company’s financial condition, liquidity, or results of operations is uncertain. The Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

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

As of December 31, 2021 and 2020, accounts receivable from one long-term strategic agreement with Google (see Note 3) accounted for 39% and 34%, respectively, of the Company's total accounts receivable, net. Revenues, net from the same long-term strategic agreement accounted for 35% and 31% of total revenues, net for the years ended December 31, 2021 and 2020, respectively.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. Cash equivalents were $44,930 and $12,386 as of December 31, 2021 and 2020, respectively.

Restricted cash consists of deposits held with a financial institution to secure the Company’s non-cancelable leases for its corporate headquarters in San Francisco (see Note 11).

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

	Years Ended December 31,
	2021	2020
Balances at beginning of year	$1,236	$1,559
Reductions to expense	(131)	(177)
Write-offs and other deductions	(319)	(146)
Balances at end of year	$786	$1,236

From time to time, the Company provides revenue credits to customers. These typically relate to customer disputes and billing adjustments and are recorded as a reduction of revenues, net. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 3) and are estimated based on historical credit activity. As of December 31, 2021 and 2020, the Company recorded an allowance for potential customer revenue credits in the amount of $131 and $437, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Development phase costs generally include salaries and personnel costs and third-party contractor expenses associated with software development, configuration and coding. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. For 2021 and 2020, the Company capitalized $1,290 and $1,869 of costs related to internally developed software, respectively. Amortization of capitalized costs related to internally developed software was $2,356 and $2,984 for 2021 and 2020, respectively. As of December 31, 2021 and 2020, unamortized internally developed software costs, including construction in progress, totaled $3,029 and $4,008, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, excluding goodwill, for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment loss is recognized only if the carrying value of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses in 2021 or 2020.

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

See Note 11 for further discussion on the Company’s leases.

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

See Note 9 and Note 10 for further information.

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss. Advertising and promotion expense totaled $221 and $90 for 2021 and 2020, respectively.

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

The Company records net gains and losses resulting from foreign exchange transactions as a component of other income, net. Aggregate foreign currency gains (losses) included in determining net loss were $(21) and $(21) for 2021 and 2020, respectively.

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

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense, though such amounts were not material in 2021 or 2020. The Company does not expect that changes in the liability for uncertain tax positions for the next twelve months will have a material impact on the Company’s consolidated financial position or results of operations.

Paycheck Protection Program (PPP) Loan

The Company accounts for its PPP Loan as debt under the guidance in Accounting Standards Codification 470, Debt. As such, the outstanding amount is reflected as a note payable in the Company’s consolidated balance sheet, the proceeds are reflected under financing activities in the Company’s consolidated statement of cash flows and interest expense is accrued and recognized in the Company’s statement of operations. The forgiveness of a $3,117 of the PPP Loan amount in January 2022 will be reflected as a gain on debt extinguishment in the Company’s statement of operations. See also Note 7.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update, (“ASU”) 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step-up in the tax basis of goodwill and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The Company adopted ASU 2019-12 on January 1, 2021, and there was no material impact on its consolidated financial statements as a result of adoption.

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021 were as follows:

Subscription Services Revenues
2022	$3,403
2023	300
Total	$3,703

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

The majority of the Company’s strategic agreement revenue is concentrated in one revenue share agreement, executed with Google in December 2018, with an effective date of October 1, 2018 (the “Original Google Revenue Share Agreement”). Under the Original Google Revenue Share Agreement, which constitutes a single performance obligation, the Company was eligible to receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform. The Original Google Revenue Share Agreement requires the Company to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. The performance obligation is expected to be satisfied ratably over the two-year contractual term using the output method based upon the passage of time, as Google simultaneously receives and consumes the benefit from the Company’s performance, which provides a faithful depiction of the pattern of transfer of control. The Original Google Revenue Share Agreement has a three-year term; however, until March 2020, when the Company and Google executed the first amendment to the original agreement (the “First Amendment”), Google could terminate the Original Google Revenue Share Agreement after two years, with no penalty if the Company did not meet certain financial metrics. Accordingly, the Company accounted for the Original Google Revenue Share Agreement as a two-year agreement with one optional renewal year. The revenue impact of the third year has been accounted for prospectively beginning in March 2020.

In September 2021, the Company entered into a New Revenue Share Agreement with Google, which agreement has a scheduled three-year term beginning on October 1, 2021 (the "New Google Revenue Share Agreement") and continuing through September 30, 2024. This agreement is similar to the Original agreement in that the Company is eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform and in that the Company is required to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. As of December 31, 2021, the Company recognized revenues of $1,788 for the year ended December 31, 2021, and the Company expected to recognize revenues totaling approximately $7,150, $7,150, and $5,363 for the years ending December 31, 2022, 2023 and 2024 related to remaining performance obligations under this New Google Revenue Share Agreement.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement by using the most likely method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company's best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the years ended December 31, 2021 and 2020, the Company recognized $8,637 and $9,149, respectively, as revenues from the Google Revenue Share Agreements. Revenue for the year ended December 31, 2021 includes revenue from the Original Google Revenue Share Agreement and the New Google Revenue Share Agreement.

Disaggregation of Revenues, net

Revenues, net by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Years Ended December 31,
	2021	2020
United States of America	$18,817	$22,409
United Kingdom	2,851	3,905
Other (1)	2,752	3,669
Total revenues, net	$24,420	$29,983

(1)
No individual country within the “Other” category accounted for 10% or more of revenues, net for any period presented.

Revenues, net by nature of services performed were as follows for the periods presented:

	Years Ended December 31,
	2021	2020
Subscriptions	$15,648	$20,561
Strategic agreements	8,772	9,422
Total revenues, net	$24,420	$29,983

Contract Balances

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of December 31, 2021 and 2020 are presented in the accompanying consolidated balance sheets. Included in the balance of accounts receivable, net as of December 31, 2021 was $1,787 of unbilled receivables related to the New Google Revenue Share Agreement. Included in the balance of accounts receivable, net as of December 31, 2020 was $1,725 of unbilled receivables related the Original Google Revenue Share Agreement.

Customer advances

In certain situations, the Company receives cash payments from customers in advance of its performance of the underlying services. These advances from customers are included within accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

Deferred Strategic Agreement Revenues

Due to the timing of revenue recognition under the Original Google Revenue Share Agreement, the contractual billings exceeded revenue recognized to date, resulting in a contract liability. As of December 31, 2020, the Company recorded deferred strategic agreement revenues of $1,657 within accrued expenses and other current liabilities on the accompanying consolidated balance sheets, which was all recognized in 2021. There was no contract liability from deferred strategic agreement revenues as of December 31, 2021.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in 2021 and 2020.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the year ended December 31, 2021 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2020	$283	$197
Costs deferred	198	115
Amortization	(274)	(158)
Balances at December 31, 2021	$207	$154

4. Restructuring Activities

2020 Restructuring Plan

In the third quarter of 2020, the Company commenced the implementation of a restructuring and reduction-in-force plan to reduce the Company’s operating costs and address the impact of the COVID-19 pandemic, which ultimately resulted in the reduction of the Company’s global workforce by approximately 60 employees, approximately half of which were located outside of the United States. The majority of the planned workforce reductions were completed by December 31, 2020 with the remainder completed as of December 31, 2021.

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

For the year ended December 31, 2021 and 2020, the Company recorded $181 and $1,176, respectively, of restructuring-related expenses in connection with the above Restructuring Plans, as well as other organizational restructuring plans, in the accompanying consolidated statements of comprehensive loss. No associated costs remained unpaid as of December 31, 2021.

5. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		December 31,
	Estimated Useful Life	2021	2020
Software, including internally developed software	3 years	$31,220	$29,843
Computer equipment	3 to 4 years	14,967	21,400
Finance lease ROU assets	4 years	3,714	5,067
Leasehold improvements	Shorter of useful life or lease term	4,138	4,181
Office equipment, furniture and fixtures	3 to 5 years	1,606	1,671
Total property and equipment		55,645	62,162
Less: Accumulated depreciation and amortization		(52,023)	(56,685)
Property and equipment, net		$3,622	$5,477

Finance lease ROU assets consist of computer equipment held under leases. Depreciation and amortization of internally developed software for 2021 and 2020 was $3,207 and $4,908, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2021	2020
Accrued salary and payroll-related expenses	$3,091	$2,309
Deferred strategic agreement revenues	—	1,657
Accrued liabilities	962	848
Finance lease liabilities	—	15
Income taxes payable	336	—
Advanced billings	334	404
Other	1,453	1,319
Total accrued expenses and other current liabilities	$6,176	$6,552

6. Fair Value Measurements

Account balances measured at fair value on a recurring basis include the following as of the dates presented:

	December 31,
	2021			2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$44,930	$—	$—	$12,386	$—	$—

The Company’s cash equivalents as of December 31, 2021 and 2020 consisted of money market funds that are classified as level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2021 and 2020.

7. Borrowing

In April 2020, the Company entered into an original loan agreement with Harvest Small Business Finance, LLC as the lender (“Lender”) for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the U.S. Small Business Administration (the “SBA”). The Loan was originally evidenced by a Note dated effective as of April 2020, but such Note was replaced by a Note with substantially the same terms, but with an updated effective date of May 2020 to account for a delay in disbursement of funds. The Loan matures two years from the date of first disbursement of the Loan, which occurred in May 2020. The Company received the loan proceeds on May 12, 2020. The Loan bears interest at a rate of 1% per annum. Initially, all payments were deferred through the ten-month anniversary of the date of the Note. The Paycheck Protection Flexibility Act of 2020, P.L. 116-142, extended the deferral period for loan payment to the date that SBA remits the borrower’s loan forgiveness amount to the Lender. The PPP provides that borrowers may apply for forgiveness of amounts due under the Loan, with the amount of potential Loan forgiveness to be calculated based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 10-week period beginning on the date of first disbursement of the Loan. An aggregate principal amount of $3,117 of the Loan was forgiven in January 2022 and the Company repaid the remaining outstanding balance of approximately $200 in February 2022.

8. Shelf Registration and At-the-Market Offering

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

For the year ended December 31, 2020, the Company sold 2,726 shares of its common stock under this equity distribution agreement and received proceeds of $7,500, net of offering costs of $463, at a weighted average sales price of $2.92 per share. For the year ended December 31, 2019, the Company sold 658 shares of its common stock under this equity distribution agreement and received proceeds of $1,643, net of offering costs of $210, at a weighted average sales price of $2.82 per share. During February 2021, the Company sold an additional 1,186 shares of its common stock under the equity distribution agreement and received proceeds of $3,025, net of offering costs of $157, at a weighted average sales price of $2.68 per share. There are currently no additional amounts available to be sold under this equity distribution agreement.

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

On August 3, 2021, the Company filed a new shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”), which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this 2021 Registration Statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility, pursuant to which, the Company may be able to issue and sell shares of the Company common stock. The Company has not yet sold any shares under this August 2021 equity distribution agreement and no assurances can be provided as to if or when the Company may be able to sell any shares or the terms of any such sales. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, the Company is adjusting the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50,000 to approximately $22,800 based on the estimated market capitalization of the Company on the date the Company files this Annual Report until such time when the Company is eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

9. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013, the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 777 shares of common stock on January 1, 2022. As of December 31, 2021, 776 shares of common stock were available for future grants under the 2013 Plan.

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

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	500	$23.38	5.77	$—
Options forfeited and cancelled	(111)	22.74	—
Balance at December 31, 2020	389	$23.57	5.77	$—
Options forfeited and cancelled	(6)	43.45	—
Balance at December 31, 2021	383	$23.23	4.85	$—
Options exercisable as of December 31, 2021	353	24.86	4.63	—
Options vested as of December 31, 2021	353	24.86	4.63	—
Options vested and expected to vest as of December 31, 2021	380	23.36	4.83	—

The total estimated fair value of options vested during 2021 and 2020 was $31 and $239, respectively.

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2019	1,104	$4.55
RSUs granted	539	1.50
RSUs vested	(186)	5.24
RSUs cancelled and withheld to cover taxes	(451)	4.65
Granted and unvested at December 31, 2020	1,006	$2.80
RSUs granted	975	5.84
RSUs vested	(264)	3.08
RSUs cancelled and withheld to cover taxes	(175)	4.16
Granted and unvested at December 31, 2021	1,542	$4.60

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of the immediately preceding December 31, but not to exceed 100 shares. Pursuant to the terms of the 2013 ESPP, the shares available for issuance increased by 100 shares on January 1, 2022. As of December 31, 2021, 269 shares were reserved for issuance under the 2013 ESPP. In 2021 and 2020, 23 and 21 shares, respectively, were issued under the 2013 ESPP.

10. Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2,021 and $1,494 for 2021 and 2020, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. There were no stock options granted in 2021 and 2020, respectively.

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

There were no exercises of stock options in 2021 and 2020.

As of December 31, 2021 and 2020, there was $82 and $92, respectively, of unrecognized compensation cost, adjusted for estimated forfeitures, related to options, which is expected to be recognized over a weighted-average period of 0.6 and 1.7 years, respectively.

RSUs

As of December 31, 2021 and 2020, there was $4,957 and $1,935, respectively, of unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 1.8 years and 2.1 years, respectively. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

11. Leases

Operating and Finance Leases

The Company has operating leases for corporate offices worldwide and for space at a data center. As of December 31, 2021, the Company had net operating lease ROU assets of $1,660. Operating lease costs, consisting primarily of rental expense, were approximately $6,085 and $7,412 for the years ended December 31, 2021 and 2020, respectively. Variable rent expense was not material for the years ended December 31, 2021 and 2020.

At various dates between August 2015 and October 2016, the Company entered into finance lease arrangements with two separate manufacturers for computer equipment. These finance leases are collateralized by the underlying computer equipment. As of December 31, 2021, the Company had net finance lease ROU assets of $22. Finance lease ROU assets are included in property and equipment on the consolidated balance sheets. Interest expense associated with finance leases is included within other income, net, on the consolidated statements of comprehensive loss. Finance lease costs for the year ended December 31, 2021 consisted of $123 in depreciation of the leased assets. Costs associated with finance leases for the year ended December 31, 2020 consisted of $543 in depreciation of the leased assets, and $14 in interest expense.

As of December 31, 2021, the weighted-average rate used in discounting the lease liabilities for ROU operating leases was 6.7% and the weighted average remaining lease term for ROU operating leases was 0.5 years. The maturities of operating lease liabilities as of December 31, 2021 are as follows:

Operating Leases
2022	$2,037
Total lease payments	2,037
Less: Amount representing imputed interest	(31)
Present value of lease liabilities	2,006
Less: Current portion of lease liabilities	(2,006)
Non-current portion of lease liabilities	$—

Supplemental cash flow information related to operating leases was as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$15	$598
Operating cash flows from finance leases	—	17
Operating cash flows from operating leases	6,562	7,858

ROU assets obtained in exchange for lease liabilities:
Operating lease liabilities	$—	$6,720

The operating lease ROU asset obtained relates to the Las Vegas colocation service orders executed in January 2020, as well as a new Austin office lease executed in January 2020 and a new office lease in Dublin, Ireland executed in September 2020.

Subleases

The Company subleases portions of its San Francisco office space. In August 2018, the Company entered into agreements to (a) extend its existing sublease for a portion of its San Francisco office space through July 2022, and (b) sublease an additional 14,380 square feet of its San Francisco office space to an unrelated third party which expired in July 2020. The Company also had a sublease for its Portland office space with an unrelated third party which expired in May 2020. Income from these sublease agreements is included in other income, net, on the accompanying consolidated statements of comprehensive loss. Sublease income for the years ended December 31, 2021 and 2020 was $1,084 and $1,715, respectively.

Future minimum amounts due under subleases as of December 31, 2021 are as follows:

Operating Sublease Income
2022	$616
Total amounts due under subleases	$616

12. Income Taxes

The components of the Company’s loss before (benefit from) or provision for income taxes are as follows:

	Years Ended December 31,
	2021	2020
United States of America	$(16,192)	$(6,553)
International	3,114	(8,209)
Loss before (benefit from) provision for income taxes	$(13,078)	$(14,762)

The components of the (benefit from) or provision for income taxes were as follows:

	Years Ended December 31,
	2021	2020
Current income tax provision:
State	$39	$(4)
Foreign	(179)	(720)
Total current income tax provision	(140)	(724)
Deferred income tax benefit:
Foreign	6	13
Total deferred income tax benefit	6	13
Benefit from income taxes	$(134)	$(711)

The differences in the total (benefit from) or provision for income taxes that would result from applying the 21% federal statutory rate in 2021 and 2020 to the loss before provision for income taxes and the reported provision for income taxes were as follows:

	Years Ended December 31,
	2021	2020
Tax benefit at U.S. statutory rate	$(2,746)	$(3,100)
Change in valuation allowance	4,547	1,152
Stock-based compensation	46	686
Uncertain tax positions	(194)	663
State income taxes, net of federal benefit	(1,223)	(495)
Foreign income and withholding taxes	(560)	458
Other permanent differences	52	(196)
Provision to return adjustments	(56)	121
Benefit from income taxes	$(134)	$(711)

Major components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Non-current deferred tax assets:
Net operating loss	$32,403	$28,264
Research and development credits	9,820	9,820
Other credits	4,164	4,164
Operating lease liabilities	566	2,045
Stock-based compensation	476	400
Property and equipment and intangible assets	653	429
Accruals and reserves	387	209
Gross non-current deferred tax assets	48,469	45,331
Right-of-use assets, operating leases	(471)	(1,826)
Total non-current deferred tax liabilities	(471)	(1,826)
Total deferred tax assets	47,998	43,505
Valuation allowance	(47,915)	(43,368)
Net deferred tax assets (liabilities)	$83	$137

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

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $132,670 and $116,387, respectively. The federal net operating loss carryforward will begin expiring in 2027 and the state net operating loss carryforward will begin expiring in 2022. As of December 31, 2021, the Company had federal and state research and development credits of approximately $6,123 and $6,451, respectively. The federal research and development credits will begin expiring in 2026. The state research and development credits are not currently subject to expiration.

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2021 and 2020 (except for the deferred income tax assets associated with certain of the Company’s foreign subsidiaries). The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred income tax assets will not be realized (except for those associated with certain of the Company's foreign subsidiaries). The valuation allowance increased by $4,547 and $1,152 for the years ended December 31, 2021, and December 31, 2020, respectively.

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

Uncertain Tax Positions

As of December 31, 2021 and 2020, the Company had uncertain tax positions of $1,079 and $1,372, respectively, that if recognized would impact the annual effective tax rate. During 2021 and 2020, the Company did not have any material interest or penalties related to uncertain tax positions. The aggregate changes in the balance of gross uncertain tax positions were as follows:

Ending balance as of December 31, 2019	$8,618
Increase in balances related to tax positions taken during the current period	1,193
Increase in balances related to tax positions taken during the prior period	43
Decrease in balances related to lapses in statutes of limitations	(507)
Ending balance as of December 31, 2020	9,347
Decrease in balances related to lapses in statutes of limitations	(292)
Ending balance as of December 31, 2021	$9,055

The Company does not anticipate that the amount of uncertain tax positions relating to tax positions existing at December 31, 2021 will materially increase or decrease within the next twelve months.

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

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2021	2020
Numerator:
Net loss available to common stockholders	$(12,944)	$(14,051)
Denominator:
Weighted average number of shares, basic and diluted	12,846	7,344
Net loss per share available to common stockholders:
Basic and diluted net loss per common share available to common stockholders	$(1.01)	$(1.91)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2021	2020
Options to purchase common stock	383	389
Unvested RSUs	1,542	1,006
Total	1,925	1,395

14. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

15. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the

Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of December 31, 2021, no material amounts are recorded related to legal proceedings on the consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2021 and 2020.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2021 and 2020.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees in the United States. The Company made no contributions under this plan for 2021 and 2020.

The Company also sponsors a statutorily required defined contribution pension plan covering all employees in the United Kingdom. The Company made contributions to this plan of $74 and $90 for the years ended December 31, 2021 and 2020, respectively.

17. Subsequent Event

An aggregate principal amount of $3,117 of the PPP Loan was forgiven in January 2022 and the Company repaid the remaining outstanding balance of approximately $200 in February 2022. See Note 7 for further discussion of this loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Christopher A. Lien	Chief Executive Officer and Director	February 24, 2022
Christopher A. Lien	(Principal Executive Officer)

/s/ Robert Bertz	Chief Financial Officer	February 24, 2022
Robert Bertz	(Principal Financial and Accounting Officer)

/s/ Brian Kinion	Director	February 24, 2022
Brian Kinion

/s/ L. Gordon Crovitz	Director	February 24, 2022
L. Gordon Crovitz

/s/ Donald Hutchison	Director	February 24, 2022
Donald Hutchison

/s/ Daina Middleton	Director	February 24, 2022
Daina Middleton

/s/ Diena Lee Mann	Director	February 24, 2022
Diena Lee Mann