Form 10-Q
period 2022-03-31
MARIN SOFTWARE INC
filed 2022-05-05
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 15,566,773 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At March 31,	At December 31,
	2022	2021*
Assets
Current assets:
Cash and cash equivalents	$41,541	$46,842
Restricted cash	215	215
Accounts receivable, net	4,324	4,633
Prepaid expenses and other current assets	1,657	2,324
Total current assets	47,737	54,014
Property and equipment, net	3,424	3,622
Right-of-use assets, operating leases	840	1,660
Other non-current assets	586	535
Total assets	$52,587	$59,831
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$737	$975
Accrued expenses and other current liabilities	4,608	6,176
Note payable, current	—	2,226
Operating lease liabilities	1,051	2,006
Total current liabilities	6,396	11,383
Note payable, net of current	—	1,094
Other long-term liabilities	1,075	1,096
Total liabilities	7,471	13,573
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value - 142,857 shares authorized, 15,543 and 15,532 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	15	15
Additional paid-in capital	352,248	351,394
Accumulated deficit	(306,106)	(304,107)
Accumulated other comprehensive loss	(1,041)	(1,044)
Total stockholders’ equity	45,116	46,258
Total liabilities and stockholders’ equity	$52,587	$59,831

* Derived from the Company’s audited consolidated financial statements as of December 31, 2021.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues, net	$5,161	$6,308
Cost of revenues	3,328	3,241
Gross profit	1,833	3,067
Operating expenses
Sales and marketing	1,787	1,246
Research and development	2,917	2,399
General and administrative	2,469	1,869
Total operating expenses	7,173	5,514
Loss from operations	(5,340)	(2,447)
Other income, net	3,402	327
Loss before income taxes	(1,938)	(2,120)
Income tax provision	61	92
Net loss	(1,999)	(2,212)
Foreign currency translation adjustments	3	(51)
Comprehensive loss	$(1,996)	$(2,263)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(0.13)	$(0.21)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	15,537	10,300

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2021	15,532	$15	$351,394	$(304,107)	$(1,044)	$46,258
Issuance of common stock from vesting of restricted stock units (Note 7)	11	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(29)	—	—	(29)
Stock-based compensation expense	—	—	883	—	—	883
Net loss	—	—	—	(1,999)	—	(1,999)
Foreign currency translation adjustments	—	—	—	—	3	3
Balances at March 31, 2022	15,543	$15	$352,248	$(306,106)	$(1,041)	$45,116

	Three Months Ended March 31, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2020	9,743	$10	$308,065	$(291,163)	$(1,097)	$15,815
Issuance of common stock through equity distribution agreement, net of offering costs of $157	1,186	1	3,024	—	—	3,025
Issuance of common stock from vesting of restricted stock units (Note 7)	12	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(23)	—	—	(23)
Stock-based compensation expense	—	—	276	—	—	276
Net loss	—	—	—	(2,212)	—	(2,212)
Foreign currency translation adjustments	—	—	—	—	(51)	(51)
Balances at March 31, 2021	10,941	$11	$311,342	$(293,375)	$(1,148)	$16,830

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(1,999)	$(2,212)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	179	240
Amortization of internally developed software	542	624
Amortization of deferred costs to obtain and fulfill contracts	83	133
Forgiveness of Paycheck Protection Program loan	(3,117)	—
Interest expense	3	5
Loss on disposals of property and equipment and right-of-use assets	1	30
Unrealized foreign currency losses	26	25
Stock-based compensation related to equity awards	857	262
Provision for bad debts	20	(58)
Net change in operating leases	(134)	(122)
Deferred income tax benefits	(83)	—
Changes in operating assets and liabilities
Accounts receivable	291	628
Prepaid expenses and other assets	616	215
Accounts payable	(238)	(445)
Accrued expenses and other liabilities	(1,629)	(1,566)
Net cash used in operating activities	(4,582)	(2,241)
Investing activities:
Purchases of property and equipment	(12)	(6)
Capitalization of internally developed software	(486)	(420)
Net cash used in investing activities	(498)	(426)
Financing activities:
Proceeds from issuance of common shares through at-the-market offering, net of offering costs	—	3,120
Payment of principal on finance lease liabilities	—	(11)
Repayment of Paycheck Protection Program loan	(203)	—
Employee taxes paid for withheld shares upon equity award settlement	(12)	(24)
Proceeds from employee stock purchase plan, net	21	17
Net cash provided by financing activities	(194)	3,102
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(27)	(44)
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,301)	391
Cash and cash equivalents and restricted cash:
Beginning of period	47,057	14,820
End of the period	$41,756	$15,211
Supplemental disclosures of non-cash investing and financing activities:
Amortization of prepaid stock issuance costs	$—	$95
Forgiveness of Paycheck Protection Program loan	$3,117	$—

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware in March 2006. The Company provides enterprise marketing software for advertisers and agencies to integrate, align and amplify their digital advertising spend across the web and mobile devices. Offered as a unified software-as-a-service (“SaaS”) advertising management solution for search, social and eCommerce advertising, the Company’s platform helps digital marketers convert precise audiences, improve financial performance and make better decisions. The Company’s corporate headquarters are located in San Francisco, California, and the Company has additional offices in the following locations: Dublin, London, and Shanghai.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for other interim periods or future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2021 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

The COVID-19 pandemic has created, and continues to create, significant uncertainty in global financial markets, which may decrease technology spending, has depressed and may continue to depress demand for the Company’s platform and has harmed and may continue to harm the Company’s business and results of operations. As of the date of issuance of these condensed consolidated financial statements, the extent to which the lingering effects of the COVID-19 pandemic may impact the Company’s financial condition, liquidity, or results of operations is uncertain.

The Company has incurred significant losses in each fiscal year since its incorporation in 2006. The Company incurred a net loss of $1,999 for the three months ended March 31, 2022 and a net loss of $12,944 for the year ended December 31, 2021. As of March 31, 2022, the Company had an accumulated deficit of $306,106. The Company had cash, cash equivalents and restricted cash of $41,756 as of March 31, 2022. Management expects to incur additional losses and experience negative operating cash flows in the future. The Company’s ability to achieve its business objectives and to continue to meet its obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including the extent of customer acceptance and adoption of its new MarinOne platform and other market conditions and the ongoing effects of the COVID-19 pandemic. The global outbreak of COVID-19 has disrupted economic markets and the full economic impact, duration, and spread of COVID-19 is uncertain at this time and difficult to predict. Although the Company has pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. The Company’s ability to continue as a going concern is substantially dependent upon its ability to improve customer retention rates, increase new bookings, and further reduce its expenses.

In July 2021, the Company sold 4,316 shares of its common stock under an equity distribution agreement with JMP Securities and received proceeds of $38,800, net of $1,200 in fees to JMP Securities, which exhausted all securities available for sale under this equity distribution agreement. See Note 6 “Shelf Registration and At-the-Market Offering” for additional information.

In August 2021, the Company filed a new shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this new 2021 registration statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility pursuant to which it may be able to issue and sell shares of its common stock. The Company has not yet sold any shares under this August 2021 equity distribution agreement and no assurances can be provided as to if or when the Company may be able to sell any shares or the terms of any such sales. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, the Company adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50,000 to approximately $22,800 based on the estimated market capitalization of the Company on the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2021 until such time when the Company is eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

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

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio based on historical experience, specific allowances for known troubled accounts and other available information. The Company does not require collateral from its customers, and it performs a regular review of its customers’ payment histories and associated credit risks. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers in addition to the agency itself. As of March 31, 2022 and December 31, 2021, the Company recorded an allowance for doubtful accounts of $770 and $786, respectively.

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of March 31, 2022, and December 31, 2021, the Company recorded an allowance for potential customer credits in the amount of $116 and $131, respectively.

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

Recent Accounting Pronouncement Adopted in 2022

None.

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2022 were as follows:

Subscription Services Revenues
2022 (remaining nine months)	$1,165
2023	393
2024	16
Total	$1,574

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

In September 2021, the Company entered into a new revenue share agreement with Google, which has a scheduled three-year term that commenced on October 1, 2021 (the "New Google Revenue Share Agreement") and continues through September 30, 2024. This agreement is similar to the original revenue share agreement that the Company entered into with Google in 2018 (as described in our Annual Report on Form 10-K for the fiscal year 2021) in that the Company is eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform and in that the Company is required to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement using the most likely method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognized revenues from the New Google Revenue Share Agreement of $1,788 for the three months ended March 31, 2022, as compared to revenues from the original Google Revenue Share Agreement of $2,283 for the three months ended March 31, 2021.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended March 31,
	2022	2021
United States of America	$3,956	$4,766
United Kingdom	631	880
Other (1)	574	662
Total revenues, net	$5,161	$6,308

(1)
No individual country within the “Other” category accounted for 10% or more of revenues for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended March 31,
	2022	2021
Subscriptions	$3,363	$4,025
Strategic agreements	1,798	2,283
Total revenues, net	$5,161	$6,308

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of March 31, 2022 and December 31, 2021 are presented in the accompanying condensed consolidated balance sheets. Included in the balance of accounts receivable, net as of March 31, 2022 and December 31, 2021 was $1,788 and $1,788, respectively, related to the Google Revenue Share Agreement, which represented 41% and 39%, respectively, of accounts receivable, net.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying condensed consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in the three months ended March 31, 2022 and 2021.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the three months ended March 31, 2022 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2021	$207	$154
Costs deferred	155	14
Amortization	(50)	(33)
Balances at March 31, 2022	$312	$135

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		March 31,	December 31,
	Estimated Useful Life	2022	2021
Software, including internally developed software	3 years	$31,731	$31,220
Computer equipment	3 to 4 years	14,970	14,967
Finance lease right-of-use assets	Shorter of useful life or lease term	3,714	3,714
Leasehold improvements	Shorter of useful life or lease term	4,138	4,138
Office equipment, furniture and fixtures	3 to 5 years	1,614	1,606
Total property and equipment		56,167	55,645
Less: Accumulated depreciation and amortization		(52,743)	(52,023)
Property and equipment, net		$3,424	$3,622

Finance lease right-of-use assets consist of computer equipment. Amortization of internally developed software and depreciation for the three months ended March 31, 2022 and 2021 was $721 and $864, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	March 31,	December 31,
	2022	2021
Accrued salary and payroll-related expenses	$1,637	$3,091
Accrued liabilities	852	962
Income taxes payable	365	336
Advanced billings	345	334
Other	1,409	1,453
Total accrued expenses and other current liabilities	$4,608	$6,176

4. Borrowing

In April 2020, the Company entered into an original loan agreement with Harvest Small Business Finance, LLC as the lender (“Lender”) for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the U.S. Small Business Administration (the “SBA”). The Loan was originally evidenced by a Note dated effective as of April 2020, but such Note was replaced by a Note with substantially the same terms, but with an updated effective date of May 2020 to account for a delay in disbursement of funds. The Loan matured two years from the date of first disbursement of the Loan, which occurred in May 2020. The Company received the loan proceeds on May 12, 2020. The Loan accrued interest at a rate of 1% per annum. Initially, all payments were deferred through the ten-month anniversary of the date of the Note. The Paycheck Protection Flexibility Act of 2020, P.L. 116-142, extended the deferral period for loan payment to the date that SBA remits the borrower’s loan forgiveness amount to the Lender. The PPP provides that borrowers may apply for forgiveness of amounts due under the Loan, with the amount of potential Loan forgiveness to be calculated based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 10-week period beginning on the date of first disbursement of the Loan. An aggregate principal amount of $3,117 of the Loan was forgiven in January 2022 and the Company repaid the remaining outstanding balance of approximately $203 in February 2022. The Company recognized a non-cash gain of $3,117 within Other income, net in the accompanying condensed consolidated statements of comprehensive loss.

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

During the three months ended March 31, 2022, the Company recorded $53 of restructuring-related expenses in connection with the 2020 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss. During the three months ended March 31, 2021, the Company recorded $3 of restructuring-related expenses in connection with the 2020 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss.

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

On August 3, 2021, the Company filed a new shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”), which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this 2021 Registration Statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility, pursuant to which, the Company may be able to issue and sell shares of the Company common stock. The Company has not yet sold any shares under this August 2021 equity distribution agreement and no assurances can be provided as to if or when the

Company may be able to sell any shares or the terms of any such sales. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, the Company adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50,000 to approximately $22,800 based on the estimated market capitalization of the Company on the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2021 until such time when the Company is eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

7. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013 the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 777 shares of common stock on January 1, 2022. As of March 31, 2022, 1,538 shares of common stock were available for future grants under the 2013 Plan.

Stock Options

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2021	383	$23.23	4.85	$—
Options forfeited and cancelled	(2)	43.02	—	—
Balances at March 31, 2022	381	20.13	4.62	—
Options exercisable	351	24.76	4.40	—
Options vested	351	24.76	4.40	—
Options vested and expected to vest	381	23.13	4.62	—

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2021	1,542	$4.60
RSUs granted	33	4.53
RSUs vested	(11)	3.71
RSUs cancelled and withheld to cover taxes	(17)	4.98
Granted and unvested at March 31, 2022	1,547	$4.60

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for six-month purchase periods ending in May and November and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 100 shares on January 1, 2022. As of March 31, 2022, 425 shares were reserved for issuance under the 2013 ESPP. During the three months ended March 31, 2022 and 2021, no shares issued under the 2013 ESPP.

8. Stock-Based Compensation

Stock-based compensation expense was allocated as follows during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$124	$35
Sales and marketing	175	66
Research and development	224	98
General and administrative	334	63
Total	$857	$262

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. Stock-based compensation capitalized as internally developed software was $26 for three months ended March 31, 2022.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options. This model requires the input of highly subjective assumptions including the expected volatility, risk-free interest rate and the expected life of options. There were no stock options granted during the three months ended March 31, 2022.

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

There were no exercises of stock options during the three months ended March 31, 2022 and 2021.

Compensation expense, net of forfeitures, is recognized ratably over the requisite service period. As of March 31, 2022, there was $74 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 0.4 years.

RSUs

As of March 31, 2022, there was $4,625 of unrecognized compensation expense, net of forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 1.8 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments, on a collateralized basis over a similar term and in a similar economic environment. As of March 31, 2022, the weighted-average rate used in discounting the lease liabilities for ROU operating leases was 6.7%. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheets, while ROU assets for finance leases are included within property and equipment, net. The Company recognizes the expense for operating leases on straight-line basis over the lease term. As of March 31, 2022, the weighted-average remaining lease term for ROU operating leases was 0.3 years.

As of March 31, 2022, the Company had net operating lease ROU assets of $840. Operating lease costs, consisting primarily of rental expense, were approximately $1,296 and $1,733, for the three months ended March 31, 2022 and 2021, respectively. Variable rent expense was not significant for the three months ended March 31, 2022 and 2021.

At various dates between August 2015 and October 2016, the Company entered into finance lease arrangements for computer equipment, all of which had expired by June 30, 2021. Finance lease costs for the three months ended March 31, 2021 consisted of $53 in depreciation of the leased assets. Finance lease interest expense was not significant in 2021.

The maturities of operating lease liabilities as of March 31, 2022 are as follows:

2022 (remaining nine months)	$1,060
Total lease payments	1,060
Less: Amount representing imputed interest	(9)
Present value of lease liabilities	1,051
Less: Current portion of lease liabilities	(1,051)
Non-current portion of lease liabilities	$—

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$—	$11
Operating cash flows from finance leases	—	—
Operating cash flows from operating leases	6,446	1,799

ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—	$—
Operating lease liabilities	—	—

Subleases

The Company subleases portions of its San Francisco office space under an agreement that expires in July 2022. Income from subleases is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income was $271 and $271 for the three months ended March 31, 2022 and 2021, respectively.

Future minimum amounts due under subleases as of March 31, 2022 were as follows:

Operating Sublease Income
2022 (remaining four months)	$332
Total amounts due under subleases	$332

10. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

Income tax provision for the three months ended March 31, 2022 was $61 on pre-tax losses of $1,938. As of March 31, 2022, the income tax rate varies from the federal income tax rate primarily due to a partial release of foreign uncertain tax positions, benefits of foreign returns filed, valuation allowances in the United States and taxable income generated by the Company's foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three months ended March 31, 2022 and 2021, the Company did not recognize any material interest or penalties related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss available to common stockholders	$(1,999)	$(2,212)
Denominator:
Weighted average number of shares, basic and diluted	15,537	10,300
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.13)	$(0.21)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	381	387
Unvested RSUs	1,547	984
Total	1,928	1,371

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

13. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of March 31, 2022, no material amounts are recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of March 31, 2022 and the audited consolidated balance sheet as of December 31, 2021.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of March 31, 2022 and December 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”), on February 24, 2022. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements

Overview

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

Our current product lineup consists of MarinOne and our two legacy products, Marin Search and Marin Social. We have migrated all of our customers to use MarinOne as their primary experience when logging in. We will continue to allow access to Marin Search through at least mid-Q3 2022 to ensure a smooth transition for our customers.

•
MarinOne. Our next-generation solution brings search, social and eCommerce advertising into a single-platform that helps advertisers maximize a customer journey that spans Google, Facebook, Twitter and Amazon by combining the power of Marin Search and Marin Social with new channels like LinkedIn, Tik Tok, Apple Search Ads, Instacart, Criteo and YouTube.
•
Marin Search. Our original solution for large advertisers and agencies. Marin Search is designed to provide search advertisers with the power, scale and flexibility required to manage large-scale advertising campaigns.
•
Marin Social. Helps advertisers manage their Facebook, Instagram and Twitter advertising spend at scale.

Advertisers use our platform to create, target and convert precise audiences based on recent buying signals from users’ search, social and eCommerce interactions. Our platform is integrated with leading publishers such as Amazon, Apple, Baidu, Bing, Criteo, Facebook, Google, Instacart, Instagram, Pinterest, Tik Tok, Twitter, Yahoo!, Yahoo! Japan and Yandex. Additionally, we have integrations with dozens of leading web analytics and advertisement-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

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

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, we were eligible for a refundable employee retention credit subject to certain criteria. We recognized a $0.5 million employee retention credit during the three months ended March 31, 2021 which was recorded in cost of revenues and operating expenses.

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

Our long-term strategic agreements have historically included multiple-year terms and are invoiced quarterly. Our largest agreement, with Google, was entered into in September 2021 with an effective date of October 1, 2021 (the "New Google Revenue Share Agreement") for a three-year term continuing until September 30, 2024. Under this New Google Revenue Share Agreement, we are eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Our other long-term strategic agreements are generally variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 23% and 24% of total revenues for the three months ended March 31, 2022 and 2021, respectively. The New Google Revenue Share Agreement accounted for approximately 35% of our total revenues for the three months ended March 31, 2022. The original Google revenue share agreement that we entered into with Google in 2018 accounted for approximately 36% of our total revenues for the three months ended March 31, 2021. Refer to our Annual Report on Form 10-K for the fiscal year 2021 for details of the original Google revenue share agreement.

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

	Three Months Ended March 31,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$5,161	100%	$6,308	100%
Cost of revenues	3,328	64	3,241	51
Gross profit	1,833	36	3,067	49
Operating expenses
Sales and marketing	1,787	35	1,246	20
Research and development	2,917	57	2,399	38
General and administrative	2,469	48	1,869	30
Total operating expenses	7,173	139	5,514	87
Loss from operations	(5,340)	(103)	(2,447)	(39)
Other income, net	3,402	66	327	5
Loss before income taxes	(1,938)	(38)	(2,120)	(34)
Income tax provision	61	1	92	1
Net loss	$(1,999)	(39)%	$(2,212)	(35)%

Adjusted EBITDA

Adjusted EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). We define Adjusted EBITDA as net loss, adjusted for stock-based compensation expense, depreciation, the amortization of internally developed software, intangible assets, the capitalization of internally developed software, the impairment of goodwill and long-lived assets, interest expense, net, the benefit from or provision for income taxes, CARES Act employee retention credits, other income or expenses, net and the non-recurring costs or gains associated with acquisitions, divestitures and restructurings, and certain professional fees that we have incurred in responding to third-party subpoenas that we have received related to governmental investigations of Google and Facebook.

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
•
Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•
Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(1,999)	$(2,212)
Depreciation	179	240
Amortization of internally developed software	542	624
Provision for income taxes	61	92
Stock-based compensation expense	857	262
Capitalization of internally developed software	(512)	(434)
CARES Act employee retention credit	—	(539)
Restructuring related expenses	53	3
Other income, net	(3,402)	(327)
Third-party subpoena-related expenses	72	—
Adjusted EBITDA	$(4,149)	$(2,291)

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues, net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenues, net	$5,161	$6,308	$(1,147)	(18)%

Revenues, net, for the three months ended March 31, 2022 decreased $1.1 million, or 18%, as compared to the corresponding period in 2021. The decrease was primarily due to lower revenue under our New Google Revenue Share Agreement, as described in Note 2 to the consolidated financial statements, of approximately $0.5 million for the three months ended March 31, 2022, as compared to revenue under our original Google revenue share agreement for the three months ended March 31, 2021. Also, since the end of the three-month period ended March 31, 2021, we experienced ongoing customer turnover that was not fully offset by new customer bookings. Revenues, net from our customers located in the United States represented 77% and 76% of total revenues, net for the three months ended March 31, 2022 and 2021, respectively. Revenues, net from Google Revenue Share Agreements accounted for 35% and 36% of total revenues, net for the three months ended March 31, 2022 and 2021, respectively. There were no other customers that accounted for 10% or greater of our revenues, net for the three months ended March 31, 2022 and 2021.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenues	$3,328	$3,241	$87	3%
Gross profit	1,833	3,067	(1,234)	(40)
Gross profit percentage	36%	49%

Cost of revenues for the three months ended March 31, 2022 increased $0.1 million, or 3%, as compared to the corresponding period in 2021. The increase was primarily due to higher personnel costs of $0.3 million and higher equipment costs of $0.1 million for the three months ended March 31, 2022, resulting from an increase in the number of full-time personnel. This was partially offset by a decrease in allocated facilities and information technology costs of $0.1 million and a decrease in amortization of $0.1 million for the three months ended March 31, 2022. We also experienced a decrease of $0.1 million in hosting costs during the three months ended March 31, 2022, due to a decline in the usage of our hosted platform from the corresponding period in 2022.

We expect cost of revenues to remain flat in the near term in absolute dollars as we expect savings in colocation expenses but may increase personnel costs.

Our gross margin decreased to 36% for the three months ended March 31, 2022, as compared to 49% for the corresponding period in 2021. This was primarily due to the impact of higher personnel costs and lower revenue under the New Google Revenue Share Agreement as compared to 2021.

Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$1,787	$1,246	$541	43%
Percent of revenues, net	35%	20%

Sales and marketing expenses for the three months ended March 31, 2022 increased $0.5 million, or 43%, as compared to the corresponding period in 2021. This was primarily due to an increase in global sales support and marketing headcount, contributing to a net increase for the three months ended March 31, 2022 of $0.4 million in personnel-related costs and a net increase for the three months ended March 31, 2022 of $0.2 million in marketing expense due to investments in advertising.

We expect sales and marketing expenses to remain flat in the near term in absolute dollars as we continue with our currently planned investments.

Research and Development

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$2,917	$2,399	$518	22%
Percent of revenues, net	57%	38%

Research and development expenses for the three months ended March 31, 2022 increased $0.5 million, or 22%, as compared to the corresponding period in 2021. The increase was primarily due to higher personnel costs of $0.7 million for the three months ended March 31, 2022, resulting from an increase in the number of full-time research and development personnel and engineering team. The increase was partially offset by lower facilities and information technology costs of $0.2 million for the three months ended March 31, 2022.

We expect research and development expenses to remain flat or increase slightly in the near term as we increase investment in research and development.

General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$2,469	$1,869	$600	32%
Percent of revenues, net	48%	30%

General and administrative expenses for the three months ended March 31, 2022 were 32% higher than the corresponding 2021 period. This was primarily due to higher personnel costs of $0.5 million, which consisted mostly of higher stock-based compensation costs of $0.3 million. In addition, there were $0.1 million in professional fees that we have incurred in responding to third-party subpoenas that we have received related to governmental investigations of Google and Facebook.

We expect our general and administrative expenses to remain flat or increase slightly in the near term in absolute dollars.

Other Income, Net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Other income, net	$3,402	$327	$3,075	940%

Other income, net, primarily consists of sublease income as well as foreign currency transaction gains and losses and interest income and expense. For the three months ended March 31, 2022 we recognized a gain of $3.1 million due to PPP loan forgiveness. For the three months ended March 31, 2022 and 2021, we earned sublease income of $0.3 million and $0.3 million, respectively. Foreign currency transaction gains and losses and interest income and expense were not material for the three months ended March 31, 2022 and 2021.

Income Tax Provision

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Income tax provision	$61	$92	$(31)	(34)%

The income tax provision for the three months ended March 31, 2022 was primarily due to a partial release of foreign uncertain tax positions, benefits of foreign returns filed, valuation allowances in the United States and taxable income generated by our foreign wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through March 2021, we raised total net proceeds of $12.3 million from an at-the-market offering program administered by JMP Securities and in 2020 we received proceeds of $3.3 million from a loan through the Paycheck Protection Program. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of March 31, 2022, our principal source of liquidity was our unrestricted cash and cash equivalents of $41.5 million. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain a $0.2 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco which is reflected as restricted cash on the consolidated balance sheets of the accompanying condensed consolidated financial statements.

We maintain cash balances in our foreign subsidiaries. As of March 31, 2022, we had $41.5 million of unrestricted cash and cash equivalents in aggregate, of which $0.8 million was held by our foreign subsidiaries. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA, which instituted fundamental changes to the taxation of multinational corporations. Among these changes is a mandatory one-time transition tax on the deemed repatriation of the accumulated earnings of certain of our foreign subsidiaries, and a tax on earnings of foreign subsidiaries in excess of a specified return on the subsidiaries' tangible assets, known as the Global Intangible Low-Taxed Income, or GILTI. We completed our analysis of the accounting for the transition tax in the fourth quarter of 2018 and there was no tax due as a result of significant accumulated losses in our foreign subsidiaries. We also determined that no GILTI inclusion would be required in 2020 as our foreign subsidiaries have accumulated significant losses. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

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

In May 2020, we entered into a loan agreement with a lender for the loan in an aggregate principal amount of $3.3 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. We received the Loan proceeds on May 12, 2020. An aggregate principal amount of $3.1 million of the Loan was forgiven in January 2022 and we repaid the remaining outstanding balance of $0.2 million in February 2022. See Note 4 to the accompanying consolidated financial statements for further discussion of this loan.

On August 3, 2021, we filed a new shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100.0 million. As part of this new 2021 registration statement, we entered into a third equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. We have not yet sold any shares under this August 2021 equity distribution agreement and no assurances can be provided as to if or when me may be able to sell any shares or the terms of any such sales. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our estimated market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021 until such time when we are eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

We have incurred significant losses in each fiscal year since our incorporation in 2006, and we expect to continue to incur losses and negative cash flows in the future.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(4,582)	$(2,241)
Net cash used in investing activities	(498)	(426)
Net cash provided by financing activities	(194)	3,102
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(27)	(44)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(5,301)	$391

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the operation of our business and the fluctuations in the number of advertisers using our platform. Cash provided by or used in operating activities has typically been affected by net losses and further impacted by changes in our operating assets and liabilities, particularly in the areas of accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities, adjusted for non-cash expense items such as depreciation, amortization, stock-based compensation expense, deferred income tax benefits, and forgiveness of PPP loan.

Cash used in operating activities for the three months ended March 31, 2022 of $4.6 million was primarily the result of a net loss of $2.0 million, adjusted for non-cash (income) expenses of $(1.5) million, primarily consisting of depreciation and amortization, forgiveness of PPP loan, stock-based compensation expense, provision for bad debts and net changes in operating leases, and a $1.0 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $0.3 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.6 million due to the timing of related disbursements; and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $1.9 million due primarily to the timing of related disbursements.

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

Investing Activities

During the three months ended March 31, 2022 and 2021 investing activities primarily consisted of capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was $0.2 million. This was primarily due to $0.2 million repayment of PPP loan.

Cash provided by financing activities for the three months ended March 31, 2021 was $3.1 million. This was primarily due to $3.1 million of net cash proceeds from issuance of common shares through our equity distribution agreement.

Contractual Obligations and Commitments

In May 2020, we entered into a loan agreement with a lender for a loan in an aggregate principal amount of $3.3 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. We received the Loan proceeds on May 12, 2020. An aggregate principal amount of $3.1 million of the Loan was forgiven in January 2022 and we repaid the remaining outstanding balance of $0.2 million in February 2022. See Note 4 to the accompanying consolidated financial statements for further discussion of this loan.

There were no other material changes outside the ordinary course of business during the three months ended March 31, 2022 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2021 filed with the SEC on February 24, 2022, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We believe the estimates, assumptions and judgments involved in revenue recognition, accounting for income taxes, and reserving for doubtful accounts receivable have the greatest potential impact on our unaudited condensed consolidated financial statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.

There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year 2021 filed with the SEC on February 24, 2022, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of March 31, 2022, we had cash and cash equivalents of $41.5 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 23% and 24% for the three months ended March 31, 2022 and 2021, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains and losses included in determining comprehensive loss were less than $0.1 million for each of the three months ended March 31, 2022 and 2021. Transaction gains and losses are included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties summarized and described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

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

The duration and scope of the COVID-19 pandemic is highly uncertain. We continue to monitor the effect that the COVID-19 outbreak may have, and while it is not possible at this time to estimate the ongoing impact that COVID-19 will have on our business, the continued spread of COVID-19, including new variants, and the measures taken by the governments of countries affected, will likely have an adverse impact on global economic conditions, which are likely to have an adverse effect on our business and financial condition.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $12.9 million during the year ended December 31, 2021 and a net loss of $2.0 million during the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $306.1 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments designed to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Our revenues have decreased in recent periods, including a decline from $30.0 million in 2020 to $24.4 million in 2021, and a decline from $6.3 million in the first quarter of 2021 to $5.2 million in the first quarter of 2022. Many of our efforts to generate revenues from our business are new and unproven and exacerbated by the effects of the COVID-19 pandemic, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. We do not expect to be profitable in 2022 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, continue the deployment of MarinOne, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. During the year ended December 31, 2021, we sold 5.5 million shares of our common stock under equity distribution agreements with JMP Securities LLC, or JMP Securities, and received proceeds of approximately $41.7 million, net of offering costs of $1.5 million, at a weighted average sales price of $7.85 per share. The 5.5 million shares of our common stock that we issued under the equity distribution agreements during 2021 increased the number of outstanding shares of our common stock by approximately 57%, resulting in dilution to the percentage ownership of our previously existing stockholders. On August 2, 2021, we entered into a new equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. We have not yet sold any shares under this August 2021 equity distribution agreement. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our estimated market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021 until such time when we are eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on

Form S-3.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•
the impact of, including but not limited to, market volatility and economic disruption caused by, COVID-19 or any other worldwide pandemic;
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
•
foreign currency exchange rate fluctuations; and
•
general economic and political conditions in our domestic and international markets, including hostilities in international markets and inflation in the United States.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement with Google. We entered into our original revenue share agreement with Google in December 2018 for a three-year term that ran from October 1, 2018 until September 30, 2021. We entered into a new revenue share agreement with Google in September 2021 for a three-year term scheduled to run from October 1, 2021 until September 30, 2024. Under these Google Revenue Share Agreements, we have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the year ended December 31, 2021, we recognized revenues of $8.6 million and for the year ended December 31, 2020 we recognized revenues of $9.1 million from the applicable Google Revenue Share Agreement. For the quarters ended March 31, 2022 and 2021, we recognized revenues of $1.8 and $2.3 million, respectively, from the applicable Google Revenue Share Agreement. Google has the right to terminate our current Google Revenue Share Agreement in certain circumstances, and any termination or amendment of this agreement would have a material adverse effect on our results of operations.

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

Our success in the mobile channel depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as the major operating systems that run on them and the applications that are downloaded onto them. For example, the release of iOS 14 brought with it a number of new changes, including the need for app users to opt-in before their identifier for advertisers, or IDFA, can be accessed by an app (which was released April 26, 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. Although Marin does not rely heavily on IDFA, low opt-in rates to grant IDFA access may result in advertisers rethinking their conversion tracking strategy. Any reduced ability of advertisers to accurately target and measure their advertising campaigns may cause spend fluctuations.

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
•
risks related top completing any proposed acquisition or other significant transaction, including obtaining any required approvals of stockholders, governmental agencies or other parties, and potential risks to our business if we fail to complete any planned acquisition or other significant strategic transaction;
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

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. If a company’s shares trade for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. As of April 29, 2022, the closing price of our common stock on Nasdaq was $2.29. The closing price of common stock on Nasdaq was never below $1.00 in 2021. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. If Nasdaq delists our securities for trading on the Nasdaq, we could face significant adverse consequences, including:

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to the date of this filing) has been volatile. From January 1, 2020 through December 31, 2021, the closing sales price of our common stock on The Nasdaq Global Market ranged from $0.87 to $24.14 per share per share. From January 1, 2022 through April 30, 2022, the closing sales price of our common stock on The Nasdaq Global Market ranged from $2.27 to $4.53 per share. Factors that may affect the market price of our common stock include:

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

On August 2, 2021, we entered into a third equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. We have not yet sold any shares under this August 2021 equity distribution agreement. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our estimated market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021 until such time when we are eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

3.1	Restated Bylaws	8-K	001-35838	March 22, 2022

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

MARIN SOFTWARE INCORPORATED

Dated: May 5, 2022	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2022	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)