Form 10-Q
period 2022-06-30
MARIN SOFTWARE INC
filed 2022-08-04
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35838

Marin Software Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4647180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

845 Market Street, Suite 450, San Francisco, CA (Address of Principal Executive Offices)	94103 (Zip Code)

(415) 399-2580

(Registrant’s Telephone Number, Including Area Code)

123 Mission Street, 27th Floor, San Francisco, CA 94105

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 29, 2022, the registrant had 15,964,761 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At June 30,	At December 31,
	2022	2021*
Assets
Current assets:
Cash and cash equivalents	$37,267	$46,842
Restricted cash	215	215
Accounts receivable, net	3,988	4,633
Prepaid expenses and other current assets	1,433	2,324
Total current assets	42,903	54,014
Property and equipment, net	3,228	3,622
Right-of-use assets, operating leases	4,843	1,660
Other non-current assets	591	535
Total assets	$51,565	$59,831
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$718	$975
Accrued expenses and other current liabilities	4,392	6,176
Note payable, current	—	2,226
Operating lease liabilities	1,861	2,006
Total current liabilities	6,971	11,383
Note payable, net of current	—	1,094
Operating lease liabilities, non-current	3,034	—
Other long-term liabilities	1,009	1,096
Total liabilities	11,014	13,573
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value - 142,857 shares authorized, 15,887 and 15,532 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	16	15
Additional paid-in capital	353,018	351,394
Accumulated deficit	(311,480)	(304,107)
Accumulated other comprehensive loss	(1,003)	(1,044)
Total stockholders’ equity	40,551	46,258
Total liabilities and stockholders’ equity	$51,565	$59,831

* Derived from the Company’s audited consolidated financial statements as of December 31, 2021.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net	$4,720	$6,094	$9,881	$12,402
Cost of revenues	3,203	3,175	6,531	6,416
Gross profit	1,517	2,919	3,350	5,986
Operating expenses
Sales and marketing	1,588	1,268	3,375	2,514
Research and development	2,980	2,667	5,897	5,066
General and administrative	2,545	1,995	5,014	3,864
Total operating expenses	7,113	5,930	14,286	11,444
Loss from operations	(5,596)	(3,011)	(10,936)	(5,458)
Other income, net	297	221	3,699	548
Loss before income taxes	(5,299)	(2,790)	(7,237)	(4,910)
Provision for (benefit from) income taxes	75	(289)	136	(197)
Net loss	(5,374)	(2,501)	(7,373)	(4,713)
Foreign currency translation adjustments	38	15	41	(36)
Comprehensive loss	$(5,336)	$(2,486)	$(7,332)	$(4,749)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(0.34)	$(0.23)	$(0.47)	$(0.44)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	15,651	11,034	15,594	10,669

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at March 31, 2022	15,543	$15	$352,248	$(306,106)	$(1,041)	$45,116
Issuance of common stock from vesting of restricted stock units (Note 7)	331	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(75)	—	—	(75)
Issuance of common stock under employee stock purchase plan	13	1	21	—	—	22
Stock-based compensation expense	—	—	824	—	—	824
Net loss	—	—	—	(5,374)	—	(5,374)
Foreign currency translation adjustments	—	—	—	—	38	38
Balances at June 30, 2022	15,887	$16	$353,018	$(311,480)	$(1,003)	$40,551

	Three Months Ended June 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at March 31, 2021	10,941	$11	$311,342	$(293,375)	$(1,148)	$16,830
Issuance of common stock from vesting of restricted stock units (Note 7)	193	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(88)	—	—	(88)
Issuance of common stock under employee stock purchase plan	13	—	16	—	—	16
Stock-based compensation expense	—	—	405	—	—	405
Net loss	—	—	—	(2,501)	—	(2,501)
Foreign currency translation adjustments	—	—	—	—	15	15
Balances at June 30, 2021	11,147	$11	$311,675	$(295,876)	$(1,133)	$14,677

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2021	15,532	$15	$351,394	$(304,107)	$(1,044)	$46,258
Issuance of common stock from vesting of restricted stock units (Note 7)	342	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(104)	—	—	(104)
Issuance of common stock under employee stock purchase plan	13	1	21	—	—	22
Stock-based compensation expense	—	—	1,707	—	—	1,707
Net loss	—	—	—	(7,373)	—	(7,373)
Foreign currency translation adjustments	—	—	—	—	41	41
Balances at June 30, 2022	15,887	$16	$353,018	$(311,480)	$(1,003)	$40,551

	Six Months Ended June 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2020	9,743	$10	$308,065	$(291,163)	$(1,097)	$15,815
Issuance of common stock through equity distribution agreement, net of offering costs of $157	1,186	1	3,024	—	—	3,025
Issuance of common stock from vesting of restricted stock units (Note 7)	205	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(111)	—	—	(111)
Issuance of common stock under employee stock purchase plan	13	—	16	—	—	16
Stock-based compensation expense	—	—	681	—	—	681
Net loss	—	—	—	(4,713)	—	(4,713)
Foreign currency translation adjustments	—	—	—	—	(36)	(36)
Balances at June 30, 2021	11,147	$11	$311,675	$(295,876)	$(1,133)	$14,677

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(7,373)	$(4,713)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	378	463
Amortization of internally developed software	973	1,220
Amortization of deferred costs to obtain and fulfill contracts	171	268
Forgiveness of Paycheck Protection Program loan	(3,117)	—
Interest expense	—	6
Loss on disposals of property and equipment and right-of-use assets	—	32
Unrealized foreign currency losses	82	32
Stock-based compensation related to equity awards	1,657	641
Provision for bad debts	(63)	(51)
Net change in operating leases	(294)	(252)
Deferred income tax benefits	(77)	—
Changes in operating assets and liabilities
Accounts receivable	727	724
Prepaid expenses and other assets	748	607
Accounts payable	(253)	(330)
Accrued expenses and other liabilities	(1,851)	(1,424)
Net cash used in operating activities	(8,292)	(2,777)
Investing activities:
Purchases of property and equipment	(13)	(6)
Capitalization of internally developed software	(894)	(632)
Net cash used in investing activities	(907)	(638)
Financing activities:
Proceeds from issuance of common shares through at-the-market offering, net of offering costs	—	3,120
Payment of principal on finance lease liabilities	—	(15)
Repayment of Paycheck Protection Program loan	(203)	—
Employee taxes paid for withheld shares upon equity award settlement	(95)	(120)
Proceeds from employee stock purchase plan, net	19	15
Net cash (used in) provided by financing activities	(279)	3,000
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(97)	(28)
Net decrease in cash and cash equivalents and restricted cash	(9,575)	(443)
Cash and cash equivalents and restricted cash:
Beginning of period	47,057	14,820
End of the period	$37,482	$14,377
Supplemental disclosures of non-cash investing and financing activities:
Amortization of prepaid stock issuance costs	$—	$95
Forgiveness of Paycheck Protection Program loan	$3,117	$—
Issuance of common stock under employee stock purchase plan	$22	$16

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for other interim periods or future years.

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

Any lingering or renewed effects of the COVID-19 pandemic may continue to create significant uncertainty in global financial markets, which may depress demand for the Company’s platform and adversely affect the Company’s business and results of operations. As of the date of issuance of these condensed consolidated financial statements, the extent to which any lingering or renewed effects of the COVID-19 pandemic may impact the Company’s financial condition or results of operations is uncertain.

The Company has incurred significant losses in each fiscal year since its incorporation in 2006. The Company incurred a net loss of $7,373 for the six months ended June 30, 2022 and a net loss of $12,944 for the year ended December 31, 2021. As of June 30, 2022, the Company had an accumulated deficit of $311,480. The Company had cash, cash equivalents and restricted cash of $37,482 as of June 30, 2022. Management expects to incur additional losses and experience negative operating cash flows in the future. The Company’s ability to achieve its business objectives and to continue to meet its obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including the extent of customer acceptance and adoption of its new MarinOne platform and other market conditions and the ongoing effects of the COVID-19 pandemic. The global outbreak of COVID-19 has disrupted economic markets and the full economic impact, duration, and spread of COVID-19 is uncertain at this time and difficult to predict. Although the Company has pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. The Company’s ability to continue as a going concern is substantially dependent upon its ability to improve customer retention rates, increase new bookings, and manage its expenses.

In July 2021, the Company sold 4,316 shares of its common stock under an equity distribution agreement with JMP Securities and received proceeds of $38,800, net of $1,200 in fees to JMP Securities, which exhausted all securities available for sale under this equity distribution agreement. See Note 6 “Shelf Registration and At-the-Market Offering” for additional information.

In August 2021, the Company filed a new shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this new 2021 registration statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility pursuant to which it may be able to issue and sell shares of its common stock. The Company has not yet sold any shares under this August 2021 equity distribution agreement and no assurances can be provided as to if or when the Company may be able to sell any shares or the terms of any such sales. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, the Company adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50,000 to approximately $22,800 based on the estimated market capitalization of the Company on the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2021 until such time, if at all, when the Company is required to make any further adjustments to the maximum aggregate offering size or becomes eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

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

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio based on historical experience, specific allowances for known troubled accounts and other available information. The Company does not require collateral from its customers, and it performs a regular review of its customers’ payment histories and associated credit risks. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers in addition to the agency itself. As of June 30, 2022 and December 31, 2021, the Company recorded an allowance for doubtful accounts of $666 and $786, respectively.

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of June 30, 2022, and December 31, 2021, the Company recorded an allowance for potential customer credits in the amount of $117 and $131, respectively.

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2022 were as follows:

Subscription Services Revenues
2022 (remaining six months)	$1,943
2023	969
2024	15
Total	$2,927

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

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement using the most likely method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognized revenues from the New Google Revenue Share Agreement of $1,788 and $3,575 for the three and six months ended June 30, 2022, respectively, as compared to revenues from the original Google Revenue Share Agreement of $2,283 and $4,566 for the three and six months ended June 30, 2021, respectively.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States of America	$3,730	$4,687	$7,686	$9,453
United Kingdom	525	758	1,156	1,638
Other (1)	465	649	1,039	1,311
Total revenues, net	$4,720	$6,094	$9,881	$12,402

(1)
No individual country within the “Other” category accounted for 10% or more of revenues for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscriptions	$2,926	$3,754	$6,289	$7,763
Strategic agreements	1,794	2,340	3,592	4,639
Total revenues, net	$4,720	$6,094	$9,881	$12,402

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of June 30, 2022 and December 31, 2021 are presented in the accompanying condensed consolidated balance sheets. Included in the balance of accounts receivable, net as of June 30, 2022 and December 31, 2021 was $1,788 and $1,787, respectively, related to the Google Revenue Share Agreement, which represented 45% and 39%, respectively, of accounts receivable, net.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying condensed consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in the three or six months ended June 30, 2022 and 2021.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the six months ended June 30, 2022 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2021	$207	$154
Costs deferred	244	41
Amortization	(107)	(64)
Balances at June 30, 2022	$344	$131

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		June 30,	December 31,
	Estimated Useful Life	2022	2021
Software, including internally developed software	3 years	$32,164	$31,220
Computer equipment	3 to 4 years	18,627	18,681
Leasehold improvements	Shorter of useful life or lease term	4,138	4,138
Office equipment, furniture and fixtures	3 to 5 years	1,614	1,606
Total property and equipment		56,543	55,645
Less: Accumulated depreciation and amortization		(53,315)	(52,023)
Property and equipment, net		$3,228	$3,622

Computer equipment at December 31, 2021 includes $3.7 million reclassified from the caption "Finance lease right-of-use assets" to conform to the current presentation. Amortization of internally developed software and depreciation for the six months ended June 30, 2022 and 2021 was $1,351 and $1,683, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	June 30,	December 31,
	2022	2021
Accrued salary and payroll-related expenses	$1,453	$3,091
Accrued liabilities	817	962
Income taxes payable	404	336
Advanced billings	311	334
Other	1,407	1,453
Total accrued expenses and other current liabilities	$4,392	$6,176

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

During the three and six months ended June 30, 2022, the Company recorded $59 and $112 of restructuring-related expenses in connection with the 2020 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss. During the six months ended June 30, 2021, the Company recorded $3 of restructuring-related expenses in connection with the 2020 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss.

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

On August 3, 2021, the Company filed a new shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”), which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this 2021 Registration Statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility, pursuant to which the Company may be able to issue and sell shares of the Company common stock. The Company has not yet sold any shares under this August 2021 equity distribution agreement and no assurances can be provided as to if or when the Company may be able to sell any shares or the terms of any such sales. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, the Company adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50,000 to approximately $22,800 based on the estimated market capitalization of the Company on the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2021 until such time, if at all, when the Company is required to make any further adjustments to the maximum aggregate offering size or becomes eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

7. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013 the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 777 shares of common stock on January 1, 2022. As of June 30, 2022, 936 shares of common stock were available for future grants under the 2013 Plan.

Stock Options

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2021	383	$23.23	4.85	$—
Options forfeited and cancelled	(42)	49.24	—	—
Balances at June 30, 2022	341	20.05	4.90	—
Options exercisable	326	20.78	4.81	—
Options vested	326	20.78	4.81	—
Options vested and expected to vest	341	20.05	4.90	—

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2021	1,542	$4.60
RSUs granted	728	1.95
RSUs vested	(342)	2.23
RSUs cancelled and withheld to cover taxes	(69)	6.56
Granted and unvested at June 30, 2022	1,859	$3.93

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for six-month purchase periods ending in May and November and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 100 shares on January 1, 2022. As of June 30, 2022, 401 shares were reserved for issuance under the 2013 ESPP. During each of the three months ended June 30, 2022 and 2021, 13 shares were issued under the 2013 ESPP.

8. Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$90	$46	$214	$81
Sales and marketing	157	70	332	136
Research and development	213	133	437	231
General and administrative	340	130	674	193
Total	$800	$379	$1,657	$641

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. Stock-based compensation capitalized as internally developed software was $24 and $50 for the three and six months ended June 30, 2022, respectively, and was $26 and $40 for the three and six months ended June 30, 2021, respectively.

Stock Options

There were no grants or exercises of stock options during the three and six months ended June 30, 2022 and 2021.

Compensation expense, net of forfeitures, is recognized ratably over the requisite service period. As of June 30, 2022, there was $66 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 0.3 years.

RSUs

As of June 30, 2022, there was $4,889 of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

9. Leases

Operating and Finance Leases

The Company evaluates new contractual arrangements at inception to determine if the contract is or contains a lease. For any contracts that are or contain a lease, the Company determines the appropriate classification of each identified lease as operating or finance. For all identified leases, the Company records the related lease liabilities and ROU assets based on the future minimum lease payments over the lease term, which only includes options to renew the lease if it is reasonably certain that the Company will exercise that option. For leases with original terms of twelve months or less, the Company recognizes the lease expense as incurred and does not recognize lease liabilities and ROU assets. The Company's primary operating lease is for space at a data center which was renewed in April 2022 and expires in 2025. The lease for the Company's San Francisco, CA headquarters, our largest office, expired in July 2022. Effective as of August 1, 2022, the Company entered into an agreement for a new, significantly smaller headquarters office space in San Francisco, CA for the next six months.

Since the start of the COVID-19 pandemic in March 2020, most of the Company’s employees have been working from home. We expect that most of our employees will continue to work from home for the foreseeable future

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of June 30, 2022, the weighted-average rate used in discounting the lease liabilities for ROU operating leases was 6.0%. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheets, while ROU assets for finance leases are included within property and equipment, net. The Company recognizes the expense for operating leases on straight-line basis over the lease term. As of June 30, 2022, the weighted-average remaining lease term for ROU operating leases was 2.6 years.

As of June 30, 2022 and December 31, 2021 the Company had net operating lease ROU assets of $4,843 and $1,660, respectively. Operating lease costs, consisting primarily of rental expense, were approximately $1,138 and $1,505, for the three months ended June 30, 2022 and 2021, respectively and $2,434 and $3,239 for the six months ended June 30, 2022 and 2021, respectively. Variable rent expense was not significant for the three and six months ended June 30, 2021 and 2020.

Finance lease activity was insignificant in each of the six months ended June 30, 2022 and 2021.

The maturities of operating lease liabilities as of June 30, 2022 are as follows:

2022 (remaining six months)	$1,176
2023	1,822
2024	1,822
2025	454
Total lease payments	5,274
Less: Amount representing imputed interest	(379)
Present value of lease liabilities	4,895
Less: Current portion of lease liabilities	(1,861)
Non-current portion of lease liabilities	$3,034

Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$—	$15
Operating cash flows from finance leases	—	—
Operating cash flows from operating leases	2,718	3,689

ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—	$—
Operating lease liabilities	5,015	—

Subleases

The Company sublet portions of its San Francisco office space under an agreement that expired in July 2022. Income from subleases is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income was $271 for each of the three months ended June 30, 2022 and 2021, and $542 for each of the six months ended June 30, 2022 and 2021, respectively.

Future minimum amounts due under subleases as of June 30, 2022 were as follows:

Operating Sublease Income
2022 (remaining one month)	$47
Total amounts due under subleases	$47

10. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

The Company's income tax provision for the three and six months ended June 30, 2022 was $75 and $136, respectively, on pre-tax losses of $5,299 of and $7,237, respectively. For the three and six months ended June 30, 2022 the Company's effective tax rate varies from the federal income tax rate primarily due to valuation allowances in the United States and taxable income generated by certain of the Company's foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three and six months ended June 30, 2022 and 2021, the Company did not recognize any material interest or penalties related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss available to common stockholders	$(5,374)	$(2,501)	$(7,373)	$(4,713)
Denominator:
Weighted average number of shares, basic and diluted	15,651	11,034	15,594	10,669
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.34)	$(0.23)	$(0.47)	$(0.44)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
Options to purchase common stock	341	386
Unvested RSUs	1,859	886
Total	2,200	1,272

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

13. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of June 30, 2022, no material amounts are recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of June 30, 2022 and the audited consolidated balance sheet as of December 31, 2021.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of June 30, 2022 and December 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”), on February 24, 2022. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements

Overview

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

Our current product lineup consists of MarinOne and our two legacy products, Marin Search and Marin Social. We have migrated all of our customers to use MarinOne as their primary experience when logging in. We will discontinue access to Marin Search for most customers at the end of Q3 2022.

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

The COVID-19 pandemic has had, and any lingering or renewed effects of the pandemic may continue to have, an adverse impact on many of our customers and their businesses and their spending on digital advertising, which has had an adverse impact on our historical results of operations and may continue to affect our future results of operations. At this time, the extent to which any lingering or renewed effects of the COVID-19 pandemic may impact our financial condition or results of operations is uncertain.

Since the start of the COVID-19 pandemic in March 2020, most of our employees have not been able to work from our offices and have been working from home. In addition, the lease for our largest office, in San Francisco, California, expired in July 2022, and we expect that most of our employees will continue to work from home for the foreseeable future.

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, we were eligible for a refundable employee retention credit subject to certain criteria. We recognized an employee retention credit of $0.5 million and $1.1 million for the three and six months ended June 30, 2021, respectively, which was recorded in cost of revenues and operating expenses.

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

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 21% and 23% of total revenues for the three months ended June 30, 2022 and 2021, respectively. The New Google Revenue Share Agreement accounted for approximately 38% and 36 % of our total revenues for the three and six months ended June 30, 2022, respectively. The original Google revenue share agreement that we entered into with Google in 2018 accounted for approximately 36% and 37% of our total revenues for the three and six months ended June 30, 2021, respectively. Refer to our Annual Report on Form 10-K for the fiscal year 2021 for details of the original Google revenue share agreement.

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

Our research and development efforts are focused on enhancing our software architecture, adding new features and functionality to our platform and improving the efficiency with which we deliver these services to our customers, including the continued development of MarinOne.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$4,720	100%	$6,094	100%	$9,881	100%	$12,402	100%
Cost of revenues	3,203	68	3,175	52	6,531	66	6,416	52
Gross profit	1,517	32	2,919	48	3,350	34	5,986	48
Operating expenses
Sales and marketing	1,588	34	1,268	21	3,375	34	2,514	20
Research and development	2,980	63	2,667	44	5,897	60	5,066	41
General and administrative	2,545	54	1,995	33	5,014	51	3,864	31
Total operating expenses	7,113	151	5,930	97	14,286	145	11,444	92
Loss from operations	(5,596)	(119)	(3,011)	(49)	(10,936)	(111)	(5,458)	(44)
Other income, net	297	6	221	4	3,699	37	548	4
Loss before income taxes	(5,299)	(112)	(2,790)	(46)	(7,237)	(72)	(4,910)	(40)
Provision for (benefit from) income taxes	75	2	(289)	(5)	136	1	(197)	(2)
Net loss	$(5,374)	(114)%	$(2,501)	(41)%	$(7,373)	(75)%	$(4,713)	(38)%

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
•
Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•
Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(5,374)	$(2,501)	$(7,373)	$(4,713)
Depreciation	199	223	378	463
Amortization of internally developed software	431	596	973	1,220
Provision for (benefit from) income taxes	75	(289)	136	(197)
Stock-based compensation expense	800	379	1,657	641
Capitalization of internally developed software	(408)	(238)	(920)	(672)
CARES Act employee retention credit	—	(525)	—	(1,064)
Restructuring related expenses	59	—	112	3
Other income, net	(297)	(221)	(3,699)	(548)
Third-party subpoena-related expenses	99	—	171	—
Adjusted EBITDA	$(4,416)	$(2,576)	$(8,565)	$(4,867)

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Revenues, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Revenues, net	$4,720	$6,094	$(1,374)	(23)%	$9,881	$12,402	$(2,521)	(20)%

Revenues, net, for the three and six months ended June 30, 2022 decreased $1.3 million and $2.5 million, respectively, or 23% and 20%, respectively, as compared to the corresponding periods in 2021. The decreases were due to customer turnover that was not fully offset by new customer bookings as well as lower revenue under our New Google Revenue Share Agreement, as described in Note 2 to the consolidated financial statements, of approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively, as compared to revenue under our original Google revenue share agreement for the three and six months ended June 30, 2021, respectively. Revenues, net from our customers located in the United States represented 79% and 77% of total revenues, net for the three months ended June 30, 2022 and 2021, respectively, and represented 78% and 76% of total revenues, net for the six months ended June 30, 2022 and 2021, respectively. Revenues, net from Google Revenue Share Agreements accounted for 38% and 37% of total revenues, net for the three months ended June 30, 2022 and 2021, respectively, and 36% and 37% of total revenues, net for the six months ended June 30, 2022 and 2021, respectively.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Cost of revenues	$3,203	$3,175	$28	1%	$6,531	$6,416	$115	2%
Gross profit	1,517	2,919	(1,402)	(48)	3,350	5,986	(2,636)	(44)
Gross profit percentage	32%	48%			34%	48%

Cost of revenues for each of the three and six months ended June 30, 2022 increased less than $0.1 million, or 1% and 2%, respectively, as compared to the corresponding periods in 2021. The increases were primarily due to higher personnel costs of $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively, resulting from an increase in the number of full-time personnel and the absence of the benefits in the 2022 periods of the CARES Act employee retention credits that we realized in the corresponding 2021 periods. This was partially offset by a decrease in amortization of $0.2 million for the three and six months ended June 30, 2022 and a decrease in hosting costs of $0.1 million and $0.2 million during the three and six months ended June 30, 2022, respectively, due to a decline in the usage of our hosted platform from the corresponding period in 2022.

We expect cost of revenues to remain flat in the near term in absolute dollars as we expect savings in colocation expenses but personnel costs may increase.

Our gross margin decreased to 32% and 34% for the three and six months ended June 30, 2022, respectively, as compared to 48% for each of the corresponding periods in 2021. This was primarily due to the lower revenue under the New Google Revenue Share Agreement as compared to 2021.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$1,588	$1,268	$320	25%	$3,375	$2,514	$861	34%
Percent of revenues, net	34%	21%			34%	20%

Sales and marketing expenses for the three and six months ended June 30, 2022 increased $0.3 million and $0.9 million, respectively, or 25% and 34%, respectively, as compared to the corresponding periods in 2021. The increases were primarily due to higher personnel-related costs of $0.2 million and $0.7 million for the three and six months ended June 30, 2022, respectively, due to higher global sales support and marketing headcount, higher stock-based compensation expense and the absence of the benefits in the 2022 periods of the CARES Act employee retention credits that we realized in the corresponding 2021 periods. There was also an increase in marketing expenses of $0.1 million and $0.4 million for the three and six months ended June 30, 2022, respectively, due to investments in advertising.

In the near term, we expect sales and marketing expenses to increase in absolute dollars as we continue with our currently planned investments designed to increase brand awareness.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Research and development	$2,980	$2,667	$313	12%	$5,897	$5,066	$831	16%
Percent of revenues, net	63%	44%			60%	41%

Research and development expenses for the three and six months ended June 30, 2022 increased $0.3 million and $0.8 million, respectively, or 12% and 16%, respectively, as compared to the corresponding periods in 2021. The increases were primarily due to higher personnel-related costs of $0.5 million and $1.2 million for the three and six months ended June 30, 2022, respectively, resulting from higher stock-based compensation expense and the absence of the benefits in the 2022 periods of the CARES Act employee retention credits that we realized in the corresponding 2021 periods. The increase was partially offset by lower facilities and information technology costs of $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively, and higher capitalization of internally developed software costs of $0.2 million in each of the three and six months ended June 30, 2022.

In the near term, we expect research and development expenses to decrease slightly in absolute dollars primarily due to lower facilities cost.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
General and administrative	$2,545	$1,995	$550	28%	$5,014	$3,864	$1,150	30%
Percent of revenues, net	54%	33%			51%	31%

General and administrative expenses for the three and six months ended June 30, 2022 increased $0.6 million and $1.2 million, respectively, or 28% and 30%, respectively, as compared to the corresponding periods in 2021. This was primarily due to higher personnel costs of $0.4 million and $0.9 million for the three and six months ended June 30, 2022, respectively, from higher stock-based compensation costs and the absence of the benefits in the 2022 periods of the CARES Act employee retention credits realized in the corresponding 2021 periods. Additionally, professional fees increased $0.2 million and $0.2 million in the three and six months ended June 30, 2022, respectively, primarily due to legal fees incurred in responding to third-party subpoenas that we have received related to governmental investigations of Google and Facebook.

In the near term, we expect our general and administrative expenses to decrease slightly in absolute dollars primarily due to lower facilities cost.

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Other income, net	$297	$221	$76	34%	$3,699	$548	$3,151	575%

Other income, net, primarily consists of sublease income as well as foreign currency transaction gains and losses and interest income and expense. The increase in the six months ended June 30, 2022 was due to the gain of $3.1 million from Paycheck Protection Program ("PPP") loan forgiveness recognized during the period. We earned sublease income of $0.3 million in each of the three months ended June 30, 2022 and 2021 and earned sublease income of $0.5 million each of the six months ended June 30, 2022 and 2021. Foreign currency transaction gains and losses and interest income and expense were not material for the three or six months ended June 30, 2022 and 2021.

Income Tax Provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$75	$(289)	$364	(126)%	$136	$(197)	$333	(169)%

The income tax provision for the three and six months ended June 30, 2022 was primarily due to valuation allowances in the United States and taxable income generated by certain of our foreign wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through August 2021, we raised total net proceeds of $50.8 million from at-the-market offering programs administered by JMP Securities and in 2020 we received proceeds of $3.3 million from a loan through the PPP, of which $3.1 million was forgiven. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of June 30, 2022, our principal source of liquidity was our unrestricted cash and cash equivalents of $37.3 million. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain a $0.2 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco which is reflected as restricted cash on the consolidated balance sheets of the accompanying condensed consolidated financial statements.

We maintain cash balances in our foreign subsidiaries. As of June 30, 2022, we had $37.3 million of unrestricted cash and cash equivalents in aggregate, of which $0.8 million was held by our foreign subsidiaries. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

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

On July 15, 2021, we entered into a new equity distribution agreement with JMP Securities under which we could sell shares of our common stock up to an aggregate gross sales price of $40.0 million through a new at-the-market securities offering program. In July 2021, we sold 4.3 million shares of our common stock under this July 2021 equity distribution agreement and received proceeds of $38.8 million, net of offering costs of $1.2 million, at a weighted average sales price of $9.27 per share, which exhausted all securities available for sale under this July 2021 equity distribution agreement. We intend to use the net proceeds from the sale of securities under the equity distribution agreements primarily for working capital and general corporate purposes.

On August 3, 2021, we filed a new shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100.0 million. As part of this new 2021 registration statement, we entered into a third equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. We have not yet sold any shares under this August 2021 equity distribution agreement and no assurances can be provided as to if or when me may be able to sell any shares or the terms of any such sales. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our estimated market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021 until such time, if at all, when we are required to make any further adjustments to the maximum aggregate offering size or we become eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

In May 2020, we entered into a loan agreement with a lender for the loan in an aggregate principal amount of $3.3 million (the “Loan”) pursuant to the PPP under the CARES Act. We received the Loan proceeds on May 12, 2020. An aggregate principal amount of $3.1 million of the Loan was forgiven in January 2022 and we repaid the remaining outstanding balance of $0.2 million in February 2022. See Note 4 to the accompanying consolidated financial statements for further discussion of this loan.

We have incurred significant losses in each fiscal year since our incorporation in 2006, and we expect to continue to incur losses and negative cash flows in the future.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(8,292)	$(2,777)
Net cash used in investing activities	(907)	(638)
Net cash (used in) provided by financing activities	(279)	3,000
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(97)	(28)
Net decrease in cash and cash equivalents and restricted cash	$(9,575)	$(443)

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

Cash used in operating activities for the six months ended June 30, 2022 of $8.3 million was primarily the result of a net loss of $7.4 million, adjusted for non-cash (income) expenses of $(0.3) million, primarily consisting of depreciation and amortization, forgiveness of PPP loan, stock-based compensation expense, provision for bad debts and net changes in operating leases, and a $0.6 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $0.7 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.7 million due to the timing of related disbursements; and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $2.1 million due primarily to the timing of related disbursements.

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

Investing Activities

During the six months ended June 30, 2022 and 2021 investing activities primarily consisted of capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash used by financing activities for the six months ended June 30, 2022 was $0.3 million primarily from our $0.2 million repayment of the PPP loan.

Cash provided by financing activities for the six months ended June 30, 2021 was $3.0 million, primarily due to $3.1 million of net cash proceeds from issuance of common shares through our 2019 equity distribution agreement, partially offset by $0.1 million in employee taxes paid for withheld shares upon the settlement of equity awards.

Contractual Obligations and Commitments

In May 2020, we entered into a loan agreement with a lender for a loan in an aggregate principal amount of $3.3 million (the “Loan”) pursuant to the PPP under the CARES Act. We received the Loan proceeds on May 12, 2020. An aggregate principal amount of $3.1 million of the Loan was forgiven in January 2022 and we repaid the remaining outstanding balance of $0.2 million in February 2022. See Note 4 to the accompanying consolidated financial statements for further discussion of this loan.

There were no other material changes outside the ordinary course of business during the six months ended June 30, 2022 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2021 filed with the SEC on February 24, 2022, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of June 30, 2022, we had cash and cash equivalents of $37.3 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 22% and 24% for the six months ended June 30, 2022 and 2021, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains and losses included in determining comprehensive loss were less than $0.1 million for each of the six months ended June 30, 2022 and 2021. Transaction gains and losses are included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

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

Risks Related to our Financial Condition and Future Operating Results

•
It is difficult to predict our future operating results because we operate in a rapidly changing technology industry and our business is subject to a number of risks and uncertainties.
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
•
We may experience quarterly fluctuations in our operating results due to a number of factors, including general macroeconomic conditions such as inflation or any recession, which make our future results difficult to predict.

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
•
Our growth depends in part on the success of our relationships with advertising agencies and our strategic relationships with third parties. We have recognized a significant percentage of our revenues during recent periods from our strategic relationship with Google, and any adverse change in such relationship could have a material adverse effect on our results of operations and business. In addition, we have invested significant research and development resources in recent periods to prepare for a transition to a new API being released by Google and any issues in implementing the new API could cause disruptions in our service.
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
•
Material defects, errors or disruptions in our software platform could harm our reputation, result in significant costs to us and impair our ability to sell our subscription services.
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

We cannot predict the extent to which any lingering effects of the COVID-19 pandemic may affect our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of outbreaks of COVID-19, the effects of new variants, the actions taken by governments and private businesses in relation to COVID-19 containment, the availability, deployment and efficacy of vaccines, and the transition from COVID-19 being a pandemic to an endemic illness. In geographies in which we or our customers operate, health concerns and political or governmental developments in response to COVID-19 have resulted in, and could continue to result in, economic, social or labor instability or prolonged contractions in the industries in which our customers operate, slow our sales process, result in customers not purchasing or renewing subscriptions to our platform or reducing the amount of digital advertising that they manage using our platform or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $12.9 million during the year ended December 31, 2021 and a net loss of $7.4 million during the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $311.5 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments designed to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Our revenues have decreased in recent periods, including a decline from $30.0 million in 2020 to $24.4 million in 2021, and a decline from $12.4 million in the first six months of 2021 to $9.9 million in the first six months of 2022. Many of our efforts to generate revenues from our business are new and unproven and exacerbated by the effects of the COVID-19 pandemic, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. We do not expect to be profitable in 2022 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flows, and we may need to reduce operating expenses, sell additional securities, sell assets or borrow additional funds to fund our business plans.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives and other business activities. We anticipate that increasing our market share for our current services through sales and marketing efforts, continuing development of new platform features and delivering efficient service to customers will require additional capital and expenditures and may be made more challenging given the lingering effects of the COVID-19 pandemic. If we do not realize increases in our revenue, we may need to reduce operating expenses through successful cost-cutting measures or seek to sell additional securities, sell assets or borrow additional funds to fund our business plans. There is no guarantee that we will be able to successfully reduce our operating expenses through successful cost–cutting measures. Further, there is no guarantee that we will be able to issue additional securities or sell assets in future periods or borrow funds on commercially reasonable terms, or at all, in order to meet our cash needs. Our ability to raise additional financing is subject to a number of uncertainties, including but not limited to, the market demand for our stock, our financial performance and outlook, the market demand for products and services, negative economic developments, the economic effects of the COVID-19 pandemic and adverse market conditions. Our ability to return to growth and to realize profitability is substantially dependent upon our ability to improve customer retention rates, increase new bookings, and manage our cash flows. Other factors that may significantly affect our ability to fund our business plans include our ability to raise additional financing and our ability to manage our expenses.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, continue the deployment of MarinOne, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. During the year ended December 31, 2021, we sold 5.5 million shares of our common stock under equity distribution agreements with JMP Securities LLC, or JMP Securities, and received proceeds of approximately $41.7 million, net of offering costs of $1.5 million, at a weighted average sales price of $7.85 per share. The 5.5 million shares of our common stock that we issued under the equity distribution agreements during 2021 increased the number of outstanding shares of our common stock by approximately 57%, resulting in dilution to the percentage ownership of our previously existing stockholders. On August 2, 2021, we entered into a new equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. We have not yet sold any shares under this August 2021 equity distribution agreement. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our estimated market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021 until such time, if at all, when we are required to make any further adjustments to the maximum aggregate offering size or we become eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

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

We primarily have a usage-based pricing model in which most of our fees are calculated as a percentage of customers’ advertising spend managed on our platform. This pricing model makes it difficult to accurately forecast revenues because our customers’ advertising spend managed by our platform may vary from month to month based on the variety of industries in which our advertisers operate, the seasonality of those industries and fluctuations in our customers’ advertising budgets or other factors. The market for digital advertising may be adversely affected by adverse market conditions, including inflation or the effects of any general market recession or the economic effects of the COVID-19 pandemic, which has caused some advertisers to, and may continue to lead advertisers to, reduce the amount of their digital advertising spend. Our subscription contracts with our direct advertiser customers generally contain a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenues from the customer at the time the contract is signed, and, as a result, the minimum monthly platform fee may not be a good indicator of our revenues from that customer. In addition, advertisers that use our platform through our agency customers typically do not have a minimum monthly spend amount or a minimum term during which they must use our platform, and as a result, our ability to forecast revenues from these advertisers is difficult. If we incorrectly forecast revenues for these advertisers and the amount of revenue is less than projections we provide to investors, the price of our common stock could decline substantially. Additionally, if we overestimate usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenues, which would harm our gross margins and other operating results.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•
the impact of, including but not limited to, market volatility, macroeconomic conditions such as inflation and any recession, and economic disruption caused by COVID-19 or any other worldwide pandemic;
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

We currently depend on relationships with various publishers, including Amazon, Apple, Baidu, Bing, Facebook, Google, Instagram, Pinterest, Twitter, Verizon Media and Yahoo!. Our subscription services interface with these publishers’ platforms through APIs, such as the Google API or Facebook API. We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs, particularly the Google API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which has required us to, and will likely continue to require us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. In particular, we have invested significant research and development resources in recent periods to prepare for a transition to a new API being released by Google. Any of these outcomes could cause disruptions in our service, demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement with Google. We entered into our original revenue share agreement with Google in December 2018 for a three-year term that ran from October 1, 2018 until September 30, 2021. We entered into a new revenue share agreement with Google in September 2021 for a three-year term scheduled to run from October 1, 2021 until September 30, 2024. Under these Google Revenue Share Agreements, we have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the year ended December 31, 2021, we recognized revenues of $8.6 million and for the year ended December 31, 2020 we recognized revenues of $9.1 million from the applicable Google Revenue Share Agreement. For the six months ended June 30, 2022 and 2021, we recognized revenues of $3.6 million and $4.6 million, respectively, from the applicable Google Revenue Share Agreement. Google has the right to terminate our current Google Revenue Share Agreement in certain circumstances, and any termination or amendment of this agreement would have a material adverse effect on our results of operations.

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

The overall market for advertising cloud solutions is rapidly evolving, highly competitive, complex, fragmented, and subject to changing technology and shifting customer needs. We face significant competition in this market and we expect competition to intensify in the future. We currently compete with large, well-established companies, such as Adobe Systems Incorporated and Google Inc., and privately held companies, such as Skai.io (formerly known as Kenshoo Ltd.). We also compete with channel-specific offerings, in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenues and future operating results and our ability to grow our business.

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
•
channel-specific competitors, such as Skia.io (formerly known as Kenshoo Ltd.) and Smartly.io, may devote greater resources to the development, promotion and sale of their channel-specific products and services than we can;
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

In 2020, U.S. federal and state and foreign governments and regulatory agencies initiated lawsuits or investigations against Google and Facebook related to certain of their anticompetitive business practices and conduct in the digital advertising and social media industries and we cannot be certain as to how such lawsuits and investigations might affect Google or Facebook or otherwise affect the digital advertising industry. We are not a party to any such lawsuits or investigations. As a participant in the digital advertising industry and having business relationships with Google and Facebook, certain governmental authorities and Google and Facebook have requested us to provide information to them in connection with such lawsuits and investigations, and responding to such requests has caused us to incur, and may cause us to incur in the future from time to time, professional fees and other expenses in connection with responding to such requests.

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

Since the start of the COVID-19 pandemic in March 2020, most of our employees have not been able to work from our offices and have been working from home. In addition, the lease for our largest office, in San Francisco, California, expired in July 2022, and we expect that most of our employees will continue to work from home for the foreseeable future. As a result, we are transitioning to a more hybrid working environment with a larger number of employees dispersed remotely, which may present challenges to maintaining our corporate culture or employee productivity. Any failure to preserve our culture or productivity could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Our equity incentive plan is scheduled to expire in accordance with its terms in 2023. We intend to seek shareholder approval for a new equity incentive plan in 2023. Any failure to obtain shareholder approval for a new equity incentive plan in 2023 could adversely affect our ability to attract and retain employees through equity incentives.

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

Material defects, errors or disruptions in our software platform could harm our reputation, result in significant costs to us and impair our ability to sell our subscription services.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information. Moreover, as a result of the COVID-19 pandemic, our employees, service providers and third parties work more frequently on a remote basis, which may involve relying on less secure systems and may increase the risk of, and susceptibility to, cybersecurity related incidents. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers or we could incur other liabilities, which could adversely affect our business.

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Chinese Yuan, Euros, Japanese Yen and Singaporean Dollars. In addition, we incur a portion of our operating expenses in currencies other than the U.S. Dollar. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. In addition, the continued uncertainty around the full impact of Brexit and the exact trade arrangements upon exit has adversely impacted global markets, including currencies, and resulted in a decline and volatility in the value of the British Pound Sterling and the Euro, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates and global financial markets is expected to continue due to a number of factors, including uncertainty surrounding Brexit trade arrangements and the recent political and economic uncertainty globally. If the U.S. Dollar strengthens relative to foreign currencies as it has been since the second quarter of 2018, our non-U.S. revenues would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of U.S. and foreign currency-denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. If a company’s shares trade for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. As of July 29, 2022, the closing price of our common stock on Nasdaq was $1.80. The closing price of common stock on Nasdaq was never below $1.00 in 2021. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. If Nasdaq delists our securities for trading on the Nasdaq, we could face significant adverse consequences, including:

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to the date of this filing) has been volatile. From January 1, 2020 through December 31, 2021, the closing sales price of our common stock on The Nasdaq Global Market ranged from $0.87 to $24.14 per share per share. From January 1, 2022 through July 29, 2022, the closing sales price of our common stock on The Nasdaq Global Market ranged from $1.65 to $4.53 per share. Factors that may affect the market price of our common stock include:

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
•
the economy as a whole, market conditions in our industry, and in the industries of our customers, and conditions in the US and international stock trading markets; and
•
any other factors discussed herein.

Because our stock price has been volatile, investing in our common stock is risky.

In addition, the stock market in general has experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. In particular, the stock market experienced heightened volatility in connection with the COVID-19 pandemic, and stock valuations generally decreased in the first half of 2022. If the market for technology stocks, especially software and cloud computing-related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

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

On August 2, 2021, we entered into a third equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. We have not yet sold any shares under this August 2021 equity distribution agreement. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our estimated market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021 until such time, if at all, when we are required to make any further adjustments to the maximum aggregate offering size or we become eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

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

MARIN SOFTWARE INCORPORATED

Dated: August 4, 2022	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2022	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)