Form 10-Q
period 2022-09-30
MARIN SOFTWARE INC
filed 2022-11-03
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 16,115,170 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At September 30,	At December 31,
	2022	2021*
Assets
Current assets:
Cash and cash equivalents	$31,476	$46,842
Restricted cash	215	215
Accounts receivable, net	4,241	4,633
Prepaid expenses and other current assets	2,052	2,324
Total current assets	37,984	54,014
Property and equipment, net	3,205	3,622
Right-of-use assets, operating leases	4,240	1,660
Other non-current assets	583	535
Total assets	$46,012	$59,831
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$710	$975
Accrued expenses and other current liabilities	4,574	6,176
Note payable, current	—	2,226
Operating lease liabilities	1,620	2,006
Total current liabilities	6,904	11,383
Note payable, net of current	—	1,094
Operating lease liabilities, non-current	2,620	—
Other long-term liabilities	947	1,096
Total liabilities	10,471	13,573
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value - 142,857 shares authorized, 16,102 and 15,532 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	16	15
Additional paid-in capital	353,702	351,394
Accumulated deficit	(317,216)	(304,107)
Accumulated other comprehensive loss	(961)	(1,044)
Total stockholders’ equity	35,541	46,258
Total liabilities and stockholders’ equity	$46,012	$59,831

* Derived from the Company’s audited consolidated financial statements as of December 31, 2021.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net	$4,977	$6,155	$14,858	$18,557
Cost of revenues	3,181	3,175	9,712	9,591
Gross profit	1,796	2,980	5,146	8,966
Operating expenses
Sales and marketing	1,660	1,266	5,035	3,780
Research and development	3,034	2,677	8,931	7,743
General and administrative	2,923	2,312	7,937	6,176
Total operating expenses	7,617	6,255	21,903	17,699
Loss from operations	(5,821)	(3,275)	(16,757)	(8,733)
Other income, net	190	298	3,889	846
Loss before income taxes	(5,631)	(2,977)	(12,868)	(7,887)
Provision for (benefit from) income taxes	105	153	241	(44)
Net loss	(5,736)	(3,130)	(13,109)	(7,843)
Foreign currency translation adjustments	42	26	83	(10)
Comprehensive loss	$(5,694)	$(3,104)	$(13,026)	$(7,853)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(0.36)	$(0.22)	$(0.83)	$(0.66)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	16,030	14,500	15,741	11,956

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at June 30, 2022	15,887	$16	$353,018	$(311,480)	$(1,003)	$40,551
Issuance of common stock from vesting of restricted stock units (Note 7)	215	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(300)	—	—	(300)
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation expense	—	—	984	—	—	984
Net loss	—	—	—	(5,736)	—	(5,736)
Foreign currency translation adjustments	—	—	—	—	42	42
Balances at September 30, 2022	16,102	$16	$353,702	$(317,216)	$(961)	$35,541

	Three Months Ended September 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at June 30, 2021	11,147	$11	$311,675	$(295,876)	$(1,133)	$14,677
Issuance of common stock from vesting of restricted stock units (Note 7)	28	—	—	—	—	—
Issuance of common stock through equity distribution agreement, net of offering costs of $1,345	4,316	4	38,650	—	—	38,654
Tax withholding related to vesting of restricted stock units	—	—	(158)	—	—	(158)
Stock-based compensation expense	—	—	655	—	—	655
Net loss	—	—	—	(3,130)	—	(3,130)
Foreign currency translation adjustments	—	—	—	—	26	26
Balances at September 30, 2021	15,491	$15	$350,822	$(299,006)	$(1,107)	$50,724

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2021	15,532	$15	$351,394	$(304,107)	$(1,044)	$46,258
Issuance of common stock from vesting of restricted stock units (Note 7)	557	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(404)	—	—	(404)
Issuance of common stock under employee stock purchase plan	13	1	21	—	—	22
Stock-based compensation expense	—	—	2,691	—	—	2,691
Net loss	—	—	—	(13,109)	—	(13,109)
Foreign currency translation adjustments	—	—	—	—	83	83
Balances at September 30, 2022	16,102	$16	$353,702	$(317,216)	$(961)	$35,541

	Nine Months Ended September 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2020	9,743	$10	$308,065	$(291,163)	$(1,097)	$15,815
Issuance of common stock through equity distribution agreement, net of offering costs of $1,502	5,502	5	41,674	—	—	41,679
Issuance of common stock from vesting of restricted stock units (Note 7)	233	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(269)	—	—	(269)
Issuance of common stock under employee stock purchase plan	13	—	16	—	—	16
Stock-based compensation expense	—	—	1,336	—	—	1,336
Net loss	—	—	—	(7,843)	—	(7,843)
Foreign currency translation adjustments	—	—	—	—	(10)	(10)
Balances at September 30, 2021	15,491	$15	$350,822	$(299,006)	$(1,107)	$50,724

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(13,109)	$(7,843)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	435	670
Amortization of internally developed software	1,392	1,806
Amortization of deferred costs to obtain and fulfill contracts	260	364
Forgiveness of Paycheck Protection Program loan	(3,117)	—
Interest expense	—	6
Loss on disposals of property and equipment and right-of-use assets	29	30
Unrealized foreign currency losses	111	43
Stock-based compensation related to equity awards	2,612	1,273
Provision for bad debts	(50)	(102)
Net change in operating leases	(346)	(396)
Deferred income tax benefits	(72)	—
Changes in operating assets and liabilities
Accounts receivable	486	551
Prepaid expenses and other assets	55	(173)
Accounts payable	(257)	(137)
Accrued expenses and other liabilities	(1,717)	(1,351)
Net cash used in operating activities	(13,288)	(5,259)
Investing activities:
Purchases of property and equipment	(17)	(6)
Capitalization of internally developed software	(1,343)	(971)
Net cash used in investing activities	(1,360)	(977)
Financing activities:
Proceeds from issuance of common shares through at-the-market offering, net of offering costs	—	41,888
Payment of principal on finance lease liabilities	—	(15)
Repayment of Paycheck Protection Program loan	(203)	—
Employee taxes paid for withheld shares upon equity award settlement	(394)	(280)
Proceeds from employee stock purchase plan, net	37	29
Net cash (used in) provided by financing activities	(560)	41,622
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(158)	(48)
Net (decrease) increase in cash and cash equivalents and restricted cash	(15,366)	35,338
Cash and cash equivalents and restricted cash:
Beginning of period	47,057	14,820
End of the period	$31,691	$50,158
Supplemental disclosures of non-cash investing and financing activities:
Amortization of prepaid stock issuance costs	$—	$209
Forgiveness of Paycheck Protection Program loan	$3,117	$—
Issuance of common stock under employee stock purchase plan	$22	$16

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for other interim periods or future years.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on February 24, 2022.

Any lingering or renewed effects of the COVID-19 pandemic may continue to create significant uncertainty in global financial markets, which may depress demand for the Company’s platform and adversely affect the Company’s business and results of operations.

The Company has incurred significant losses in each fiscal year since its incorporation in 2006. The Company incurred a net loss of $13,109 for the nine months ended September 30, 2022 and a net loss of $12,944 for the year ended December 31, 2021. As of September 30, 2022, the Company had an accumulated deficit of $317,216. The Company had cash, cash equivalents and restricted cash of $31,691 as of September 30, 2022. Management expects to incur additional losses and experience negative operating cash flows in the future. The Company’s ability to achieve its business objectives and to continue to meet its obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including the extent of customer acceptance and adoption of its new MarinOne platform, the ongoing effects of the COVID-19 pandemic, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although the Company has pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. The Company’s ability to continue as a going concern is substantially dependent upon its ability to improve customer retention rates, increase new bookings, and manage its expenses.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value because of the short-term nature of those instruments. Based on borrowing rates available to the Company for loans with similar terms and maturities and in consideration of the Company’s credit risk profile, the carrying value of outstanding lease liabilities approximates fair value as well. Cash equivalents are comprised of money market funds recorded at fair value and are classified as Level 1 within the fair value hierarchy.

Allowances for Doubtful Accounts and Revenue Credits

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio based on historical experience, specific allowances for known troubled accounts and other available information. The Company does not require collateral from its customers, and it performs a regular review of its customers’ payment histories and associated credit risks. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers in addition to the agency itself. As of September 30, 2022 and December 31, 2021, the Company recorded an allowance for doubtful accounts of $649 and $786, respectively.

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of September 30, 2022, and December 31, 2021, the Company recorded an allowance for potential customer credits in the amount of $115 and $131, respectively.

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

Recent Accounting Pronouncement Adopted in 2022

None.

Recent Accounting Pronouncement Not Yet Effective

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets and certain other financial instruments to require the use of a new forward-looking “expected loss” model that will generally result in earlier recognition of allowances for losses. This ASU will also require disclosure of more information related to these items. As the Company meets the SEC’s definition of a “smaller reporting company”, ASU 2016-13 is effective for annual periods beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022 were as follows:

Subscription Services Revenues
2022 (remaining three months)	$320
2023	457
2024	14
Total	$791

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

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement using the most likely method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognized revenues from the New Google Revenue Share Agreement of $1,788 and $5,363 for the three and nine months ended September 30, 2022, respectively, as compared to revenues from the original Google Revenue Share Agreement of $2,283 and $6,849 for the three and nine months ended September 30, 2021, respectively.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States of America	$4,023	$4,799	$11,710	$14,252
United Kingdom	561	690	1,716	2,328
Other (1)	393	666	1,432	1,977
Total revenues, net	$4,977	$6,155	$14,858	$18,557

(1)
No individual country within the “Other” category accounted for 10% or more of revenues for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscriptions	$3,090	$3,832	$9,379	$11,595
Strategic agreements	1,887	2,323	5,479	6,962
Total revenues, net	$4,977	$6,155	$14,858	$18,557

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of September 30, 2022 and December 31, 2021 are presented in the accompanying condensed consolidated balance sheets. Included in the balance of accounts receivable, net as of September 30, 2022 and December 31, 2021 was $1,788 related to the Google Revenue Share Agreement, which represented 42% and 39%, respectively, of accounts receivable, net.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying condensed consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in the three or nine months ended September 30, 2022 and 2021.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the nine months ended September 30, 2022 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2021	$207	$154
Costs deferred	298	83
Amortization	(164)	(96)
Balances at September 30, 2022	$341	$141

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		September 30,	December 31,
	Estimated Useful Life	2022	2021
Software, including internally developed software	3 years	$32,642	$31,220
Computer equipment	3 to 4 years	18,628	18,681
Leasehold improvements	Shorter of useful life or lease term	512	4,138
Office equipment, furniture and fixtures	3 to 5 years	630	1,606
Total property and equipment		52,412	55,645
Less: Accumulated depreciation and amortization		(49,207)	(52,023)
Property and equipment, net		$3,205	$3,622

Computer equipment at December 31, 2021 includes $3.7 million reclassified from the caption "Finance lease right-of-use assets" to conform to the current presentation. Amortization of internally developed software and depreciation for the nine months ended September 30, 2022 and 2021 was $1,827 and $2,476, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	September 30,	December 31,
	2022	2021
Accrued salary and payroll-related expenses	$1,370	$3,091
Accrued liabilities	958	962
Income taxes payable	470	336
Advanced billings	373	334
Other	1,403	1,453
Total accrued expenses and other current liabilities	$4,574	$6,176

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

During the three and nine months ended September 30, 2022, the Company recorded $154 and $266 of restructuring-related expenses in connection with the 2020 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss. During the nine months ended September 30, 2021, the Company recorded $3 of restructuring-related expenses in connection with the 2020 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss.

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

7. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013 the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 777 shares of common stock on January 1, 2022. As of September 30, 2022, 735 shares of common stock were available for future grants under the 2013 Plan.

Stock Options

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2021	383	$23.23	4.85	$—
Options forfeited and cancelled	(46)	49.54	—	—
Balances at September 30, 2022	337	19.67	4.70	—
Options exercisable	322	20.40	4.61	—
Options vested	322	20.40	4.61	—
Options vested and expected to vest	337	19.67	4.70	—

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2021	1,542	$4.60
RSUs granted	1,105	1.92
RSUs vested	(557)	3.70
RSUs cancelled and withheld to cover taxes	(241)	6.19
Granted and unvested at September 30, 2022	1,849	$3.06

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for six-month purchase periods ending in May and November and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 100 shares on January 1, 2022. As of September 30, 2022, 346 shares were reserved for issuance under the 2013 ESPP. During each of the three months ended June 30, 2022 and 2021, 13 shares were issued under the 2013 ESPP.

8. Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$148	$103	$362	$184
Sales and marketing	99	122	431	258
Research and development	303	159	740	390
General and administrative	405	248	1,079	441
Total	$955	$632	$2,612	$1,273

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. Stock-based compensation capitalized as internally developed software was $29 and $79 for the three and nine months ended September 30, 2022, respectively, and was $23 and $63 for the three and nine months ended September 30, 2021, respectively.

Stock Options

There were no grants or exercises of stock options during the three and nine months ended September 30, 2022 and 2021.

Compensation expense, net of forfeitures, is recognized ratably over the requisite service period. As of September 30, 2022, there was $58 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 0.1 years.

RSUs

As of September 30, 2022, there was $4,580 of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.6 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

9. Leases

Operating and Finance Leases

The Company evaluates new contractual arrangements at inception to determine if the contract is or contains a lease. For any contracts that are or contain a lease, the Company determines the appropriate classification of each identified lease as operating or finance. For all identified leases, the Company records the related lease liabilities and ROU assets based on the future minimum lease payments over the lease term, which only includes options to renew the lease if it is reasonably certain that the Company will exercise that option. For leases with original terms of twelve months or less, the Company recognizes the lease expense as incurred and does not recognize lease liabilities and ROU assets. The Company's primary operating lease is for space at a data center which was renewed in April 2022 and expires in 2025. The lease for the Company's San Francisco, CA headquarters, our largest office, expired in July 2022. Effective as of August 1, 2022, the Company entered into an agreement for a new, significantly smaller headquarters office space in San Francisco, CA under a short-term lease.

Since the start of the COVID-19 pandemic in March 2020, most of the Company’s employees have been working from home. We expect that most of our employees will continue to work from home for the foreseeable future.

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of September 30, 2022, the weighted-average rate used in discounting the lease liabilities for ROU operating leases was 6.0%. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheets. The Company recognizes the expense for operating leases on straight-line basis over the lease term. As of September 30, 2022, the weighted-average remaining lease term for ROU operating leases was 2.5 years.

As of September 30, 2022 and December 31, 2021 the Company had net operating lease ROU assets of $4,240 and $1,660, respectively. Operating lease costs, consisting primarily of rental expense, were approximately $718 and $1,495, for the three months ended September 30, 2022 and 2021, respectively and $3,152 and $4,733 for the nine months ended September 30, 2022 and 2021, respectively. Variable rent expense was not significant for the three and nine months ended September 30, 2021 and 2020.

Finance lease activity was insignificant in each of the nine months ended September 30, 2022 and 2021.

The maturities of operating lease liabilities as of September 30, 2022 are as follows:

2022 (remaining three months)	$455
2023	1,822
2024	1,822
2025	455
Total lease payments	4,554
Less: Amount representing imputed interest	(314)
Present value of lease liabilities	4,240
Less: Current portion of lease liabilities	(1,620)
Non-current portion of lease liabilities	$2,620

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$—	$15
Operating cash flows from operating leases	3,481	5,074

ROU assets obtained in exchange for lease liabilities:
Operating lease liabilities	$5,015	$—

Subleases

The Company sublet portions of its San Francisco office space under an agreement that expired in July 2022. Income from subleases is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income was $45 and $271 for the three months ended September 30, 2022 and 2021, respectively, and $587 and $813 for each of the nine months ended September 30, 2022 and 2021, respectively.

10. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

The Company's income tax provision for the three and nine months ended September 30, 2022 was $105 and $241, respectively, on pre-tax losses of $5,631 of and $12,868, respectively. For the three and nine months ended September 30, 2022 the Company's effective tax rate varies from the federal income tax rate primarily due to valuation allowances in the United States and taxable income generated by certain of the Company's foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any material interest or penalties related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss available to common stockholders	$(5,736)	$(3,130)	$(13,109)	$(7,843)
Denominator:
Weighted average number of shares, basic and diluted	16,030	14,500	15,741	11,956
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.36)	$(0.22)	$(0.83)	$(0.66)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	337	384
Unvested RSUs	1,849	1,511
Total	2,186	1,895

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

13. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of September 30, 2022, no material amounts were recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of September 30, 2022 and the audited consolidated balance sheet as of December 31, 2021.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of September 30, 2022 and December 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”), on February 24, 2022. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements

Overview

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

The COVID-19 pandemic has had, and any lingering or renewed effects of the pandemic may continue to have, an adverse impact on many of our customers and their businesses and their spending on digital advertising, which has had an adverse impact on our historical results of operations and may continue to affect our future results of operations. At this time, the extent to which any lingering or renewed effects of the COVID-19 pandemic may impact our financial condition or results of operations is uncertain. Additionally, general macroeconomic conditions such as inflation or the extent and duration of any recession may have an impact on our financial condition or results of operations.

Since the start of the COVID-19 pandemic in March 2020, most of our employees have not been able to work from our offices and have been working from home. In addition, the lease for our largest office, in San Francisco, California, expired in July 2022, and we expect that most of our employees will continue to work from home for the foreseeable future.

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, we were eligible for a refundable employee retention credit subject to certain criteria. We recognized an employee retention credit of $0.5 million and $1.6 million during the three and nine months ended September 30, 2021, respectively, which was recorded in cost of revenues and operating expenses.

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

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 19% and 22% of total revenues for the three months ended September 30, 2022 and 2021, respectively, and 21% and 23% for the nine months ended September 30, 2022 and 2021, respectively. The New Google Revenue Share Agreement accounted for approximately 36% of our total revenues for the three and nine months ended September 30, 2022. The original Google revenue share agreement that we entered into with Google in 2018 accounted for approximately 37% of our total revenues for each of the three and nine months ended September 30, 2021. Refer to our Annual Report on Form 10-K for the fiscal year 2021 for details of the original Google revenue share agreement.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$4,977	100%	$6,155	100%	$14,858	100%	$18,557	100%
Cost of revenues	3,181	64	3,175	52	9,712	65	9,591	52
Gross profit	1,796	36	2,980	48	5,146	35	8,966	48
Operating expenses
Sales and marketing	1,660	33	1,266	21	5,035	34	3,780	20
Research and development	3,034	61	2,677	43	8,931	60	7,743	42
General and administrative	2,923	59	2,312	38	7,937	53	6,176	33
Total operating expenses	7,617	153	6,255	102	21,903	147	17,699	95
Loss from operations	(5,821)	(117)	(3,275)	(53)	(16,757)	(113)	(8,733)	(47)
Other income, net	190	4	298	5	3,889	26	846	5
Loss before income taxes	(5,631)	(113)	(2,977)	(48)	(12,868)	(86)	(7,887)	(42)
Provision for (benefit from) income taxes	105	2	153	2	241	2	(44)	—
Net loss	$(5,736)	(115)%	$(3,130)	(51)%	$(13,109)	(88)%	$(7,843)	(42)%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Revenues, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Revenues, net	$4,977	$6,155	$(1,178)	(19)%	$14,858	$18,557	$(3,699)	(20)%

Revenues, net, for the three and nine months ended September 30, 2022 decreased $1.2 million and $3.7 million, respectively, or 19% and 20%, respectively, as compared to the corresponding periods in 2021. The decreases were due to customer turnover that was not fully offset by new customer bookings as well as lower revenue under our New Google Revenue Share Agreement as described in Note 2 to the consolidated financial statements. Revenue from the New Google Revenue Share Agreement was approximately $0.5 million and $1.5 million lower for the three and nine months ended September 30, 2022, respectively, as compared to revenue under our original Google revenue share agreement for the three and nine months ended September 30, 2021, respectively. Revenues, net from our customers located in the United States represented 81% and 78% of total revenues, net for the three months ended September 30, 2022 and 2021, respectively, and represented 79% and 77% of total revenues, net for the nine months ended September 30, 2022 and 2021, respectively. Revenues, net from Google Revenue Share Agreements accounted for 36% and 37% of total revenues, net for the three months ended September 30, 2022 and 2021, respectively, and 36% and 37% of total revenues, net for the nine months ended September 30, 2022 and 2021, respectively.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Cost of revenues	$3,181	$3,175	$6	0%	$9,712	$9,591	$121	1%
Gross profit	1,796	2,980	(1,184)	(40)	5,146	8,966	(3,820)	(43)
Gross profit percentage	36%	48%			35%	48%

Cost of revenues for each of the three and nine months ended September 30, 2022 increased less than $0.1 million and $0.1 million, respectively, as compared to the corresponding periods in 2021. The increases were primarily due to higher personnel costs of $0.5 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, resulting from an increase in the number of full-time personnel and the absence of the benefits in the 2022 periods of the CARES Act employee retention credits that we realized in the corresponding 2021 periods. This increase was partially offset by a decrease in amortization of $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively, a decrease in facilities costs of $0.2 million and $0.3 million during the three and nine months ended September 30, 2022, respectively, and a decrease in hosting costs of $0.1 million and $0.3 million during the three and nine months ended September 30, 2022, respectively, due to a decline in the usage of our hosted platform from the corresponding periods in 2021.

Our gross margin decreased to 36% and 35% for the three and nine months ended September 30, 2022, respectively, as compared to 48% for each of the corresponding periods in 2021. This was primarily due to the lower revenue under the New Google Revenue Share Agreement as compared to 2021.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$1,660	$1,266	$394	31%	$5,035	$3,780	$1,255	33%
Percent of revenues, net	33%	21%			34%	20%

Sales and marketing expenses for the three and nine months ended September 30, 2022 increased $0.4 million and $1.3 million, respectively, or 31% and 33%, respectively, as compared to the corresponding periods in 2021. The increases were primarily due to higher personnel-related costs of $0.2 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, due to higher global sales support and marketing headcount, higher stock-based compensation expense and the absence of the benefits in the 2022 periods of the CARES Act employee retention credits that we realized in the corresponding 2021 periods. There was also an increase in marketing expenses of $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, due to investments in advertising.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Research and development	$3,034	$2,677	$357	13%	$8,931	$7,743	$1,188	15%
Percent of revenues, net	61%	43%			60%	42%

Research and development expenses for the three and nine months ended September 30, 2022 increased $0.4 million and $1.2 million, respectively, or 13% and 15%, respectively, as compared to the corresponding periods in 2021. The increases were primarily due to higher personnel-related costs of $0.5 million and $1.8 million for the three and nine months ended September 30, 2022, respectively, resulting from higher stock-based compensation expense, increased headcount, and the absence of the benefits in the 2022 periods of the CARES Act employee retention credits that we realized in the corresponding 2021 periods. The increase was also attributable to higher restructuring costs and professional fees of $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. These increases were partially offset by lower facilities and information technology costs of $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, and higher capitalization of internally developed software costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
General and administrative	$2,923	$2,312	$611	26%	$7,937	$6,176	$1,761	29%
Percent of revenues, net	59%	38%			53%	33%

General and administrative expenses for the three and nine months ended September 30, 2022 increased $0.6 million and $1.8 million, respectively, or 26% and 29%, respectively, as compared to the corresponding periods in 2021. This was primarily due to higher personnel costs of $0.3 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, from higher stock-based compensation costs and the absence of the benefits in the 2022 periods of the CARES Act employee retention credits realized in the corresponding 2021 periods. Additionally, professional fees increased $0.2 million and $0.4 million in the three and nine months ended September 30, 2022, respectively, primarily due to legal fees incurred in responding to third-party subpoenas that we have received related to governmental investigations of Google and Facebook.

Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Other income, net	$190	$298	$(108)	(36)%	$3,889	$846	$3,043	360%

Other income, net, primarily consists of sublease income as well as foreign currency transaction gains and losses and interest income and expense. The increase in the nine months ended September 30, 2022 was due to the gain of $3.1 million from Paycheck Protection Program ("PPP") loan forgiveness recognized during the period. We earned sublease income of $45 thousand and $0.3 million in the three months ended September 30, 2022 and 2021, respectively, and earned sublease income of $0.6 million and $0.8 million the nine months ended September 30, 2022 and 2021, respectively. Foreign currency transaction gains and losses and interest income and expense were not material for the three or nine months ended September 30, 2022 and 2021.

Income Tax Provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$105	$153	$(48)	(31)%	$241	$(44)	$285	(648)%

The income tax provision for the three and nine months ended September 30, 2022 was primarily due to valuation allowances in the United States and taxable income generated by certain of our foreign wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through August 2021, we raised total net proceeds of $50.8 million from at-the-market offering programs administered by JMP Securities and in 2020 we received proceeds of $3.3 million from a loan through the PPP, of which $3.1 million was forgiven. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of September 30, 2022, our principal source of liquidity was our unrestricted cash and cash equivalents of $31.5 million. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain cash balances in our foreign subsidiaries. As of September 30, 2022, we had $31.5 million of unrestricted cash and cash equivalents in aggregate, of which $0.6 million was held by our foreign subsidiaries. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

We maintained a $0.2 million irrevocable letter of credit to secure the non-cancelable lease for our corporate headquarters in San Francisco which is reflected as restricted cash on the consolidated balance sheets of the accompanying condensed consolidated financial statements. The San Francisco lease expired in July 2022 and the cash restriction was released on October 26, 2022.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(13,288)	$(5,259)
Net cash used in investing activities	(1,360)	(977)
Net cash (used in) provided by financing activities	(560)	41,622
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(158)	(48)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(15,366)	$35,338

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

Cash used in operating activities for the nine months ended September 30, 2022 of $13.3 million was primarily the result of a net loss of $13.1 million, adjusted for non-cash (income) expenses of $1.3 million, primarily consisting of depreciation and amortization, forgiveness of PPP loan, stock-based compensation expense, provision for bad debts and net changes in operating leases, and a $1.4 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $0.5 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.1 million due to the timing of related disbursements; and (3) a decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $2.0 million due primarily to the timing of related disbursements, including the payment of employee bonuses on a quarterly rather than an annual basis.

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

Investing Activities

During the nine months ended September 30, 2022 and 2021 investing activities primarily consisted of capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash used by financing activities for the nine months ended September 30, 2022 was $0.6 million primarily from our $0.2 million repayment of the PPP loan and $0.4 million from employee taxes paid for withheld shares.

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

There were no other material changes outside the ordinary course of business during the nine months ended September 30, 2022 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2021 filed with the SEC on February 24, 2022, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of September 30, 2022, we had cash and cash equivalents of $31.5 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 21% and 23% for the nine months ended September 30, 2022 and 2021, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency gains and losses included in determining comprehensive loss were less than $0.1 million for each of the nine months ended September 30, 2022 and 2021. Transaction gains and losses are included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

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

SUMMARY OF RISK FACTORS

Risks Related to the COVID-19 Pandemic

•
The COVID-19 global pandemic has adversely affected, and any lingering effects of the pandemic may continue to adversely affect, our business and operating results. Among other things, the COVID-19 global pandemic has caused, and any lingering effects of the pandemic could continue to cause, some of our customers to reduce their purchases of our products or to reduce the amount of digital advertising spend that they manage using our products, which could have a material adverse effect on our business.

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
•
Our growth depends in part on the success of our relationships with advertising agencies and our strategic relationships with third parties. We have recognized a significant percentage of our revenues during recent periods from our strategic relationship with Google, and any adverse change in such relationship could have a material adverse effect on our results of operations and business. In addition, we have invested significant research and development resources in recent periods to prepare for a transition to a new API recently released by Google and any issues in transitioning to the new API could cause disruptions in our service.
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
•
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and adversely affect our business, reputation or brand.

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

We believe that the COVID-19 pandemic has had, and any lingering effects of the pandemic may continue to have, an adverse effect on many of our customers and their businesses and their spending on digital advertising, which has had an adverse effect on our results of operations and may continue to affect our future results of operations. The COVID-19 pandemic has resulted in travel restrictions, prohibitions of or restrictions on non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.

We cannot predict the extent to which any lingering effects of the COVID-19 pandemic may affect our future business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of outbreaks of COVID-19, the effects of new variants, the actions taken by governments and private businesses in relation to COVID-19 containment, the availability, deployment and efficacy of vaccines, and the transition from COVID-19 being a pandemic to an endemic illness. In geographies in which we or our customers operate, health concerns and political or governmental developments in response to COVID-19 have resulted in, and could continue to result in, economic, social or labor instability or prolonged contractions in the industries in which our customers operate, slow our sales process, result in customers not purchasing or renewing subscriptions to our platform or reducing the amount of digital advertising that they manage using our platform or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.

Risks related to our Financial Condition and Future Operating Results

It is difficult to predict our future operating results.

Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments or changing macroeconomic conditions, including any changing inflationary or recessionary conditions, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $12.9 million during the year ended December 31, 2021 and a net loss of $13.1 million during the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $317.2 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments designed to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Our revenues have decreased in recent periods, including a decline from $30.0 million in 2020 to $24.4 million in 2021, and a decline from $18.6 million in the first nine months of 2021 to $14.9 million in the first nine months of 2022. Many of our efforts to generate revenues from our business are new and unproven and may be exacerbated by the effects of any worsening of general macroeconomic conditions, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. We do not expect to be profitable in 2022 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flows, and we may need to reduce operating expenses, sell additional securities, sell assets or borrow additional funds to fund our business plans.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives and other business activities. We anticipate that increasing our market share for our current services through sales and marketing efforts, continuing development of new platform features and delivering efficient service to customers will require additional capital and expenditures and may be made more challenging if general macroeconomic conditions worsen. If we do not realize increases in our revenue, we may need to reduce operating expenses through successful cost-cutting measures or seek to sell additional securities, sell assets or borrow additional funds to fund our business plans. There is no guarantee that we will be able to successfully reduce our operating expenses through successful cost–cutting measures. Further, there is no guarantee that we will be able to issue additional securities or sell assets in future periods or borrow funds on commercially reasonable terms, or at all, in order to meet our cash needs. Our ability to raise additional financing is subject to a number of uncertainties, including but not limited to, the market demand for our stock, our financial performance and outlook, the market demand for products and services, negative economic developments, the economic effects of the COVID-19 pandemic and adverse market conditions. Our ability to return to growth and to realize profitability is substantially dependent upon our ability to improve customer retention rates, increase new bookings, and manage our cash flows. Other factors that may significantly affect our ability to fund our business plans include our ability to raise additional financing and our ability to manage our expenses.

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

The future growth of our business could be constrained by the level of acceptance and expansion of emerging cloud-based advertising channels, as well as the continued use and growth of existing channels, such as search and social advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the advertising cloud solutions market or the entry of competitive solutions. The market for digital advertising may be adversely affected by adverse market conditions, including inflation or the effects of any general market recession or any lingering economic effects of the COVID-19 pandemic, which caused some advertisers to, and may continue to lead advertisers to, reduce the amount of their digital advertising spend. The continued expansion of the market for advertising cloud solutions depends on a number of factors, including the continued growth of the cloud-based advertising market, the growth of social and mobile as advertising channels and the cost, performance and perceived value associated with advertising cloud solutions, as well as the ability of cloud computing companies to address security and privacy concerns. Further, the cloud computing market is less developed in many jurisdictions outside the United States. If we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing as a whole, including our applications, may be negatively affected.

We operate in a rapidly developing and changing industry, which makes it difficult to evaluate our current business and future prospects.

We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including challenges in forecasting accuracy, hiring and retaining qualified employees, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, effectively integrating acquired products, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments, making improvements to our existing products and developing new solutions. Additionally, the effects of the COVID-19 pandemic made these challenges more pronounced. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. In addition, from time to time, we may need to make additional investments in product development to address market demands, which may increase our overall expenses and reduce our ability to achieve profitability. If we fail to implement these changes in a timely manner or are unable to implement them due to factors beyond our control, our business may suffer, our revenue may decline and we may not be able to achieve growth or profitability. We cannot be assured that we will be successful in addressing these and other challenges we may face in the future.

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

We currently depend on relationships with various publishers, including Amazon, Apple, Baidu, Bing, Facebook, Google, Instagram, Pinterest, Twitter, Verizon Media and Yahoo!. Our subscription services interface with these publishers’ platforms through APIs, such as the Google API or Facebook API. We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs, particularly the Google API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which has required us to, and will likely continue to require us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. In particular, we have invested significant research and development resources in recent periods to prepare for a transition to a new API recently released by Google. Any of these outcomes could cause disruptions in our service, demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement with Google. We entered into our original revenue share agreement with Google in December 2018 for a three-year term that ran from October 1, 2018 until September 30, 2021. We entered into a new revenue share agreement with Google in September 2021 for a three-year term scheduled to run from October 1, 2021 until September 30, 2024. Under these Google Revenue Share Agreements, we have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the year ended December 31, 2021, we recognized revenues of $8.6 million and for the year ended December 31, 2020 we recognized revenues of $9.1 million from the applicable Google Revenue Share Agreement. For the nine months ended September 30, 2022 and 2021, we recognized revenues of $5.4 million and $6.8 million, respectively, from the applicable Google Revenue Share Agreement. Google has the right to terminate our current Google Revenue Share Agreement in certain circumstances, and any termination or amendment of this agreement would have a material adverse effect on our results of operations.

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

Historically, economic downturns have resulted in overall reductions in advertising spend. If general macroeconomic conditions deteriorate or the rise of geopolitical instability and military hostilities or global health emergencies and pandemics such as COVID-19 causes economic uncertainty, our customers and potential customers may elect to decrease their advertising budgets or defer or reconsider software and service purchases, which would limit our ability to grow our business and negatively affect our operating results.

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

Historically, a significant portion of field sales and professional services were conducted in person. Since the work and travel restrictions related to the COVID-19 pandemic began, substantially all of our sales and professional services activities have been, and continue to be, conducted remotely. As of the date of this report, we do not yet know the extent of any negative impact of these changes on our ability to attract, serve, retain or upsell customers.

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

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and adversely affect our business, reputation or brand.

Our success and ability to compete depends in part upon our intellectual property. We primarily rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions with our employees, customers, partners and others to establish and protect our intellectual property rights and brand. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our solutions.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products and services similar to ours and our ability to compete effectively would be impaired. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. In addition, we are aware that third parties have been attempting to impersonate us in conducting online scams, which could harm our reputation and brand. The enforcement of our intellectual property rights and the protection of our reputation and brand depends on our legal actions against any infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. In addition, defending our intellectual property rights and protecting our reputation and brand might entail significant expense and diversion of management resources. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. Any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties.

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

We might be required to spend significant resources to monitor and protect our intellectual property rights, our reputation and our brand, and our efforts to enforce our intellectual property rights and protect our reputation and brand may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Litigation to protect and enforce our intellectual property rights, our reputation and our brand could be costly, time-consuming and distracting to management, whether or not it is resolved in our favor, and could ultimately result in the impairment or loss of portions of our intellectual property.

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

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. If a company’s shares trade for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. As of October 28, 2022, the closing price of our common stock on Nasdaq was $1.23. The closing price of common stock on Nasdaq has never been below $1.00 in 2022. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. If Nasdaq delists our securities for trading on the Nasdaq, we could face significant adverse consequences, including:

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to the date of this filing) has been volatile. From January 1, 2020 through December 31, 2021, the closing sales price of our common stock on The Nasdaq Global Market ranged from $0.87 to $24.14 per share per share. From January 1, 2022 through October 28, 2022, the closing sales price of our common stock on The Nasdaq Global Market ranged from $1.11 to $4.53 per share. Factors that may affect the market price of our common stock include:

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

In addition, the stock market in general has experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. In particular, the stock market experienced heightened volatility in connection with the COVID-19 pandemic, and stock valuations generally decreased during 2022. If the market for technology stocks, especially software and cloud computing-related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

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

MARIN SOFTWARE INCORPORATED

Dated: November 3, 2022	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2022	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)