Form 10-K
period 2022-12-31
MARIN SOFTWARE INC
filed 2023-02-23
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-35838

Marin Software Incorporated

(Exact name of registrant as specified in its charter)

Delaware	20-4647180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

845 Market Street, Suite 450

San Francisco, CA 94103

(Address of principal executive offices)

(415) 399-2580

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	MRIN	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price of the registrant’s Common Stock on The Nasdaq Global Market of $1.65 on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2022, the aggregate market value of its shares held by non-affiliates was approximately $25.1 million. Shares of the registrant’s Common Stock held by each executive officer and director were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 17, 2023, there were approximately 17,235,010 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

MARIN SOFTWARE INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, including, among other things, statements regarding our business, the capabilities of our technology platform and upgrades to the platform, product capabilities and their benefits for our customers, and expectations as to our future financial operating results and financial condition, that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, estimates and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements reflect our beliefs and certain assumptions based upon information available to us at the time we file this Annual Report on Form 10-K or the time of the documents incorporated by reference. Such forward-looking statements are only predictions, which may differ materially from actual results or future events. Although we believe that our expectations, estimates and projections reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, including the economic risk of continuing inflation or the extent and duration of any recession. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used in this report, the terms “Marin,” “Registrant,” “we,” “us,” “our,” and the “Company” mean Marin Software Incorporated and its subsidiaries unless the context indicates otherwise. References to “fiscal 2022” and “fiscal 2021” and "2022" and "2021" refer to the year ended December 31, 2022 and the year ended December 31, 2021, respectively.

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

Advertisers use our platform to create, target and convert precise audiences based on recent buying signals from users’ search, social and eCommerce interactions. Our platform is integrated with leading publishers such as Amazon, Apple, Baidu, Bing, Criteo, Facebook ("Meta Platforms, Inc." or "Meta"), Google, Instacart, Instagram, LinkedIn, Pinterest, TikTok, Twitter, Walmart, Yahoo!, Yahoo! Japan and Yandex. Additionally, we have integrations with dozens of leading web analytics and advertisement-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

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

Headquartered in San Francisco, we were incorporated in the State of Delaware in 2006. The mailing address of our headquarters is 845 Market Street, Suite 450, San Francisco, California 94103 and our telephone number at that location is (415) 399-2580.

Offered Solutions

Our cloud-based platform helps our customers to measure, manage and optimize their digital marketing campaigns to improve performance of their online advertising campaigns, realize efficiencies and time savings, and make better business decisions. We offer solutions for direct advertisers and the agencies that represent them, including enterprise and mid-market businesses. We offer SaaS solutions and managed services for search, social and eCommerce.

Our platform offers the following capabilities:

•
Optimization. Our Optimization tools help advertisers manage budgets and bids across publishers to meet revenue goals and identify opportunities for campaign improvements, which we believe can improve financial performance and efficiencies. Forecasting capabilities help predict campaign performance, which simplifies the budgeting process for marketing departments.
•
Reporting and Analytics. Our Reporting and Analytics tools enable advertisers to report results at a business level and analyze cross-channel performance trends, which we believe can lead to improved visibility and generate significant time savings.

•
Campaign Management. Our Campaign Management tools provide the digital advertiser with a unified interface to create, manage and optimize campaigns across a broad range of publishers, creating greater efficiencies and increasing flexibility. Our goal is to complement and enhance the tools offered by these publishers to provide digital advertisers the ability to easily manage their campaigns on a global scale.
•
Connect. Our Connect tools enable advertisers to automate and streamline the capture of revenue, cost and audience data from a range of sources such as advertisement servers, analytics systems, Customer Relationship Management (CRM) platforms, publishers and third-party databases. Through integrations across multiple data sources, our Connect module can help advertisers have a holistic picture of their digital advertising campaigns.

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
•
Availability. Our customers are highly dependent on the availability of our platform, which is designed to be available 24x7, 365 days a year. We operate our own hardware and use a third-party data center that offers server redundancy, back-up communications and power and physical security.
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

Competition

The digital advertising cloud market is highly competitive, fragmented, and subject to changes in both technology and customer behavior. We face significant competition today and expect competition to intensify in the future. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new modules, features and services in a timely and efficient manner. We currently compete with large, well-established companies, such as Adobe Systems Incorporated, Meta Platforms, Inc., Google Inc. and Skai.io. We also compete with smaller pay-per-click platforms such as AdZooma and Optmyzr and with in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. We believe that our most significant competition comes from the SA360 product that is offered by Google and other digital ad management tools offered by Google and other publishers. We believe the principal competitive factors in our market include the following:

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
•
brand awareness and reputation; and
•
size of customer base.

Apart from cross-channel platform competitors, we also compete with channel solutions in the social advertising market. Competitors in the social advertising market include companies such as Salesforce.com and Smartly.io Inc. Competitors also include companies in the marketing data pipeline market such as Funnel.io, NinjaCat and Supermetrics.

Our ability to remain competitive will largely depend on our ongoing performance in the areas of the quality, functionality and breadth of our solution and the availability and knowledgeability of our customer support.

Sales and Marketing

We sell our solutions directly to advertisers and agencies in a wide range of industries through our global sales team. Our sales cycle can vary substantially by advertiser and agency, but can take as long as three to nine months. The sales team is responsible for long-term customer satisfaction and retention, renewal, support and driving an increase in the volume of media managed by customers on our platform.

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

Government Regulation

We are subject to a number of laws and regulations that affect companies conducting business in the advertising and SaaS industries and on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. The manner in which existing laws and regulations will be applied to the SaaS and advertising industries and the Internet in general and how they will relate to our business in particular, are often unclear. For example, we often cannot be certain how existing laws will apply in the eCommerce and online context, including with respect to such topics as privacy, advertising, pricing, taxation, content regulation, quality of products and services and intellectual property ownership and infringement. In addition, in 2020 U.S. federal and state and foreign governments and regulatory agencies initiated lawsuits or investigations against Google and Meta related to certain of their anticompetitive business practices and conduct in the digital advertising and social media industries and we cannot be certain as to how such lawsuits and investigations might affect Google or Meta or otherwise affect the digital advertising industry.

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. The Nevada Online Privacy Law, which went into effect October 1, 2021 provides Nevada residents with the right to know our data practices and the right to opt-out of the sale of certain “covered information.” Additional laws, including the California Privacy Rights Act, or CPRA, Virginia Consumer Data Protection Act, and Colorado Privacy Act went into effect on January 1, 2023. The Connecticut Consumer Privacy Act will become effective on July 1, 2023, and the Utah Consumer Privacy Act will become effective on December 31, 2023. These laws provide consumers with the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. The CPRA also includes special requirements for California consumers under the age of 16.

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

The United Kingdom’s Data Protection Act 2018, or Data Protection Act, and UK General Data Protection Regulation, or UK GDPR, apply to our activities in the United Kingdom. They have similar requirements to those noted above relating to GDPR. The Data Protection Act and UK GDPR set a maximum fine for infringements as the greater of £17.5 million or 4% of annual global turnover.

Human Capital Resources

Our employees are our greatest asset. Our performance depends upon identifying, attracting, developing, motivating and retaining a highly skilled workforce in multiple areas, including engineering, sales and marketing, and customer service. Collectively, our employees have extensive experience and knowledge in digital marketing, and we believe that we employ some of the top talent in our industry.

Workforce Demographics

As of December 31, 2022, we had a total of 177 employees, which was up from a total of 156 employees at December 31, 2021 and a total of 162 employees at December 31, 2020. As of December 31, 2022, approximately 54% of our employees were located in the United States, with approximately 28% of our employees located in Europe and approximately 18% of our employees located in Asia. As of December 31, 2022, approximately 39% of our employees were on our engineering and research and development teams, with the remainder of our employees comprising our sales and marketing, customer service, and general and administrative teams.

We are focused on retaining and motivating our employees at all levels and in all parts of the organization, and we are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.

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

Since the start of the COVID-19 pandemic in March 2020, most of our employees have been working remotely rather than from our offices, and we expect that most of our employees will continue to work remotely most of the time for the foreseeable future.

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

As of December 31, 2022, we had five issued patents and two patent applications pending in the United States. We own and use trademarks on or in connection with our products and services, including two registered trademarks in the United States, Canada, the European Union, Australia, China, Japan and Russia; one registered mark in South Korea and Singapore; and unregistered common law marks and pending trademark applications in the United States, Canada and the European Union. We have also registered numerous Internet domain names.

Available Information

The mailing address of our headquarters is 845 Market Street, Suite 450, San Francisco, California 94103 and our telephone number at that location is (415) 399-2580. Our website is www.marinsoftware.com. Through a link on the Investor Center section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are free of charge. The information posted to our website is not incorporated into this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at its website at www.sec.gov.

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

SUMMARY OF RISK FACTORS

Risks Related to our Financial Condition and Future Operating Results

•
We have a history of losses and declining revenues and we may not achieve or sustain profitability in the future.
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

RISK FACTORS

Risks related to our Financial Condition and Future Operating Results

We have a history of losses and declining revenues and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $18.2 million during the year ended December 31, 2022 and a net loss of $12.9 million during the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $322.3 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments designed to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Our revenues have decreased over the last several years, decreasing from $30.0 million in 2020 to $24.4 million in 2021 and to $20.0 million in 2022. To increase revenues, we need to sell our services to more new customers and improve customer retention, which may also increase revenue earned from our revenue share agreements. Many of our efforts to generate revenues from our business are new and unproven and may be exacerbated by the effects of any worsening of general macroeconomic conditions, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. We do not expect to be profitable in 2023 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flows, and we may need to reduce operating expenses, sell additional securities, sell assets or borrow additional funds to fund our business plans.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives and other business activities. Our ability to return to growth and to realize profitability is substantially dependent upon our ability to improve customer retention rates, increase new bookings and manage our cash flows. To achieve this, we plan to attempt to increase our market share for our current services through sales and marketing efforts, continue development of new platform features and deliver efficient service to customers, which may require additional capital and expenditures, which may be difficult, especially if general macroeconomic conditions worsen. If we do not realize increases in our revenue, we may need to reduce operating expenses through successful cost-cutting measures or seek to sell additional securities, sell assets or borrow additional funds to fund our business plans. There is no guarantee that we will be able to successfully reduce our operating expenses through successful cost–cutting measures. Further, there is no guarantee that we will be able to issue additional securities or sell assets in future periods or borrow funds on commercially reasonable terms, or at all, in order to meet our cash needs. Our ability to raise additional financing is subject to a number of uncertainties, including but not limited to, the market demand for our stock, our financial performance and outlook, the market demand for products and services, and adverse market conditions.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, continue the deployment of MarinOne, and improve our operating infrastructure. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through further issuance of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, during the year ended December 31, 2021, we sold 5.5 million shares of our common stock under equity distribution agreements with JMP Securities LLC, or JMP Securities, and received proceeds of approximately $41.7 million, net of offering costs of $1.5 million, at a weighted average sales price of $7.85 per share. The 5.5 million shares of our common stock that we issued under the equity distribution agreements during 2021 increased the number of outstanding shares of our common stock by approximately 57%, resulting in dilution to the percentage ownership of our previously existing stockholders. Additionally, during the year ended December 31, 2022, we sold 1.1 million shares of our common stock under a new equity distribution agreement with JMP Securities for the sale of up to $50.0 million of new securities in an “at-the-market” common stock offering facility and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our estimated market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021 until such time, if at all, when we are required to make any further adjustments to the maximum aggregate offering size or we become eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

In May 2020, we entered into a loan agreement with Harvest Small Business Finance, LLC, or the Lender, as the lender for a loan in an aggregate principal amount of $3.3 million, or the Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. An aggregate principal amount of $3.1 million of the Loan was forgiven in January 2022 and we repaid the remaining outstanding balance of $0.2 million in February 2022. The U.S. Department of the Treasury, or the Treasury, and the U.S. Small Business Administration, or the SBA, have announced that they will review all Payroll Protection Program loans that equal or exceed $2.0 million. While we believe that we acted in good faith and complied with all requirements of the Payroll Protection Program, if Treasury or SBA determined that our Loan application was not made in good faith or that we did not otherwise meet the eligibility requirements of the Payroll Protection Program, we could be required to return the Loan or a portion thereof. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•
the impact of market volatility or other macroeconomic conditions such as inflation, increased interest rates and any recession, or other economic disruptions;
•
the level of advertising spend managed through our platform for a particular quarter;
•
fluctuations in the contractual rates of our strategic agreements with publishers;
•
customer renewal or contract termination rates, and the pricing and usage of our platform in any renewal term;
•
demand for our platform and the size and timing of our sales;
•
customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors;
•
any termination or adverse changes in the Google Revenue Share Agreement, or any changes in any other current or future strategic agreements with publishers;
•
any service defects and any costs related to any such service defects;

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
•
expenses we incur in relation to governmental investigations of Google and Meta;
•
foreign currency exchange rate fluctuations; and
•
political conditions in our domestic and international markets, including hostilities in international markets.

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

The future growth of our business could be constrained by the level of acceptance and expansion of emerging cloud-based advertising channels, as well as the continued use and growth of existing channels, such as search and social advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the advertising cloud solutions market or the entry of competitive solutions. The market for digital advertising may be adversely affected by adverse market conditions, including inflation or the effects of any general market recession or any lingering or renewed economic effects of the COVID-19 pandemic, which caused some advertisers to, and may continue to lead advertisers to, reduce the amount of their digital advertising spend. Any expansion of the market for advertising cloud solutions depends on a number of factors, including growth of the cloud-based advertising market, growth of social and mobile as advertising channels and the cost, performance and perceived value associated with advertising cloud solutions, as well as the ability of cloud computing companies to address security and privacy concerns. Further, the cloud computing market is less developed in many jurisdictions outside the United States. If we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing as a whole, including our applications, may be negatively affected.

We operate in a rapidly developing and changing industry, which makes it difficult to evaluate our current business and future prospects.

We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including hiring and retaining qualified employees, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments, making improvements to our existing products and developing new solutions. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. In addition, from time to time, we may need to make additional investments in product development to address market demands, which may increase our overall expenses and reduce our ability to achieve profitability. If we fail to implement these changes in a timely manner or are unable to implement them due to factors beyond our control, our business may suffer, our revenue may decline and we may not be able to achieve growth or profitability. We cannot be assured that we will be successful in addressing these and other challenges we may face in the future.

We must develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments to remain competitive in our evolving industry.

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising platform solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing cross-channel, cross-device, enterprise marketing software platform and to continually introduce or acquire new features that are in demand by the market we serve. We also must update our software to reflect changes in publishers’ application programming interfaces, or APIs, and terms of use. We have deployed our latest platform, MarinOne, and are in the process of deploying new features and services, including MarinOne Budget Optimizer. The success of these projects or any other enhancement or new solution depends on several factors, including timely completion, adequate quality testing, effective migration of existing customers with minimal disruption and appropriate introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely manner, may contain defects, may be more costly to compete than we anticipate or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to upgrade our software platform and features effectively or in a timely manner, or to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

If we are unable to maintain our relationships with, and access to, publishers, advertising exchange platforms and other platforms that aggregate the supply of advertising inventory, our business will suffer.

We currently depend on relationships with various publishers, including Amazon, Apple, Baidu, Bing, Meta, Google, Instagram, LinkedIn, Pinterest, Twitter, Verizon Media, Walmart and Yahoo!. Our subscription services interface with these publishers’ platforms through APIs, such as the Google API or Meta API. We are subject to the respective platforms’ standard API terms and conditions, which govern the use and distribution of data from these platforms. Our business significantly depends on having access to these APIs, particularly the Google API, which the substantial majority of our customers use, on commercially reasonable terms and our business would be harmed if any of these publishers, advertising exchanges or aggregators of advertising inventory discontinues or limits access to their platforms, modifies their terms of use or other policies or place additional restrictions on us as API users, or charges API license fees for API access. Moreover, some of these publishers, such as Google, market competitive solutions for their platforms. Because the advertising inventory suppliers control their APIs, they may develop competitive offerings that are not subject to the limits imposed on us through the API terms and conditions. Currently, restrictions in these API agreements limit our ability to implement certain functionality, require us to implement functionality in a particular manner or require us to implement certain required minimum functionality, causing us to devote development resources to implement certain functionality that we would not otherwise include in our subscription services and to incur costs for personnel to provide services to implement functionality that we are prohibited from automating. Publishers, advertising exchanges and advertising inventory aggregators update their API terms of use from time to time and new versions of these terms could impose additional restrictions on us. In addition, publishers, advertising exchanges and advertising inventory aggregators continually update their APIs and may update or modify functionality, which has required us to, and will likely continue to require us to modify our software to accommodate these changes and to devote technical resources and personnel to these efforts which could otherwise be used to focus on other priorities. In particular, we invested significant research and development resources in recent periods to transition to a new API recently released by Google. Any of these outcomes could cause disruptions in our service, demand for our products to decrease, our research and development costs to increase, and our results of operations and financial condition to be harmed.

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement with Google. We entered into our original revenue share agreement with Google in December 2018 for a three-year term that ran from October 1, 2018 until September 30, 2021. We entered into a new revenue share agreement with Google in September 2021 for a three-year term scheduled to run from October 1, 2021 until September 30, 2024. Under these Google Revenue Share Agreements, we have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the years ended December 31, 2022 and 2021, we recognized revenues of $7.2 million and $8.6 million, respectively, from the applicable Google Revenue Share Agreement. Google has the right to terminate our current Google Revenue Share Agreement in certain circumstances, and any termination or amendment of this agreement would have a material adverse effect on our results of operations.

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

The overall market for advertising cloud solutions is rapidly evolving, highly competitive, complex, fragmented, and subject to changing technology and shifting customer needs. We face significant competition in this market and we expect competition to intensify in the future. We currently compete with large, well-established public companies, such as Adobe Systems Incorporated and Google Inc., and privately held companies, such as Skai.io. We also compete with channel-specific offerings, in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. We believe that our most significant competition comes from the SA360 product that is offered by Google and from other digital ad management tools offered by Google and other publishers. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenues and future operating results and our ability to grow our business.

A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including, among others:

•
Google and other publishers generally offer their tools for free, or at a reduced price, as their primary compensation is via the sale of advertising on their own or syndicated websites;
•
some of our competitors, such as Adobe, Meta and Google, have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed customer base, adopt more aggressive pricing policies, and devote greater resources to the development, promotion and sale of their products and services than we can;
•
channel-specific competitors, such as Skai.io and Smartly.io, may devote greater resources to the development, promotion and sale of their channel-specific products and services than we can;
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

We are incurring expenses related to governmental investigations of Google and Meta.

In 2020, U.S. federal and state and foreign governments and regulatory agencies initiated lawsuits or investigations against Google and Meta related to certain of their anticompetitive business practices and conduct in the digital advertising and social media industries and we cannot be certain as to how such lawsuits and investigations might affect Google or Meta or otherwise affect the digital advertising industry. We are not a party to any such lawsuits or investigations. As a participant in the digital advertising industry and having business relationships with Google and Meta, certain governmental authorities and Google and have requested us to provide information to them in connection with such lawsuits and investigations, and responding to such requests has caused us to incur, and may cause us to incur in the future from time to time, professional fees and other expenses in connection with responding to such requests.

Our business depends on our customers’ continued willingness to manage advertising spend on our platform.

In order for us to improve our operating results, it is important that our customers continue to manage their advertising spend on our platform, increase their usage and also purchase additional solutions from us. In the case of our direct advertiser customers, we offer our solutions primarily through subscription contracts and generally bill customers over the related subscription period, which is generally one year or longer. During the term of their contracts, our direct advertiser customers generally have no obligation to maintain or increase their advertising spend on our platform beyond a specified minimum monthly platform fee, which is typically set at the time the contract is signed and is generally greater than half of the monthly amount we anticipate the customer will spend. Our direct advertiser customers generally have no renewal obligation after the initial or then-current renewal subscription period expires, and even if customers renew contracts, they may decrease the level of their digital advertising spend managed through our platform, resulting in lower revenues from that customer. Some customers, including some of our largest customers, have contractual rights to terminate their agreements with us in some circumstances. Advertisers that we serve through our arrangements with our advertising agencies generally do not have any contractual commitment to use our platform. Our customers’ usage may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our platform and our customer support, the frequency and severity of outages, the pricing of our, or competing, solutions, the effects of global economic conditions and reductions in spending levels or changes in our customers’ strategies regarding digital advertising. We may not be able to accurately predict future usage trends. If our customers renew on less favorable terms or reduce their advertising spend on our platform, our revenues may grow more slowly than expected or decline.

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

We believe that the COVID-19 pandemic has had, and any lingering effects of the pandemic may continue to have, an adverse effect on many of our customers and their businesses and their spending on digital advertising, which has had an adverse effect on our results of operations and may affect our future results of operations.

We cannot predict the extent to which any lingering effects of the COVID-19 pandemic may affect our future business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of outbreaks of COVID-19, the effects of new variants, the actions taken by governments and private businesses in relation to COVID-19 containment, the availability, deployment and efficacy of vaccines, and the transition from COVID-19 being a pandemic to an endemic illness. In geographies where we, our customers or our employees operate, health concerns and political or governmental developments in response to COVID-19 have resulted in, and could in the future result in, economic, social or labor instability or prolonged contractions in the industries in which our customers operate, slowdowns in our sales process, customers not purchasing or renewing subscriptions to our platform or reducing the amount of digital advertising that they manage using our platform, customers failing to make payments, slowdowns in our product development efforts, or other effects that may have a material adverse effect on our business or our results of operations and financial condition. Recently, the effects of the pandemic have been most severe in China, where we employ several members of our product development team. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.

Operational Risks

Our business depends on retaining and attracting qualified personnel, and turnover may result in operational inefficiencies that could negatively affect our business.

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced employee attrition and have conducted restructuring actions. Any changes in our operations and management team could be disruptive to our operations. Any future restructuring actions or employee attrition could have an adverse effect on our business as a result of operational and administrative inefficiencies and added costs, decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, which could adversely affect our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

Since the start of the COVID-19 pandemic in March 2020, most of our employees have been working remotely. In addition, the lease for our largest office, in San Francisco, California, expired in July 2022. As a result of these developments, we have transitioned to a more hybrid working environment with a larger number of employees dispersed remotely, which may present challenges to maintaining our corporate culture or employee productivity. We expect that most of our employees will work remotely for most of the time for the foreseeable future. Any failure to preserve our culture or productivity could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Additionally, our equity incentive plan is scheduled to expire in accordance with its terms in 2023. We intend to seek shareholder approval for a new equity incentive plan in 2023. Any failure to obtain shareholder approval for a new equity incentive plan in 2023 could adversely affect our ability to attract and retain employees through equity incentives.

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

The sales cycle for our solutions, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, but can take as long as three to nine months. Some of our customers undertake a significant evaluation process that frequently involves not only our solutions but also those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. In addition, under certain circumstances, we sometimes offer an initial term, typically of a few months in duration, to new customers who may terminate their subscription at any time during this initial period before the fixed term contract commences. We have no assurance that the substantial time and money spent on our sales efforts will produce any sales. If our sales efforts result in a new customer subscription, the customer may terminate its subscription during the initial period, after we have incurred the expenses associated with entering the customer’s data in our platform and related training and support. If sales expected from a customer are not realized in the time period expected or not realized at all, or if a customer terminates during the initial period, our business, operating results and financial condition could be adversely affected.

Historically, a significant portion of our field sales and professional services were conducted in-person. Since the work and travel restrictions related to the COVID-19 pandemic began, substantially all of our sales and professional services activities have been, and continue to be, conducted remotely. As of the date of this report, we do not yet know the extent of any negative impact of these changes on our ability to attract, serve, retain or upsell customers.

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

The software applications underlying our subscription services are inherently complex and may contain material defects or errors, which may cause disruptions in availability, misallocation of advertising spend or other performance problems. Any such errors, defects, disruptions in service or other performance problems with our software platform, including those resulting from new versions or updates to our software platform or from changes or interruptions to third party applications or systems that we interconnect with, could negatively impact our customers’ businesses or the success of their advertising campaigns and cause harm to our reputation. If we have any errors, defects, disruptions in service or other performance problems with our software platform, customers could elect not to renew or reduce their usage or delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts or an increase in the length of collection cycles for accounts receivable. Errors, defects, disruptions in service or other performance problems could also result in customers making warranty or other claims against us, us providing refunds or credits to our customers toward future advertising spend, or costly litigation. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services, customers could elect not to renew, or delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties.

On occasion, we have granted credits to some of our customers in connection with product issues that resulted in unexpected ad spending, and we may agree to grant certain credits in the future, particularly as we gain experience with new products and features. After the release of new versions of our software or new products or features, defects or errors may be identified from time to time by our internal team and by our customers. We have recently launched our new MarinOne Budget Optimizer solution and we may observe performance issues with the product as it becomes more widely deployed with more customers and in more use cases. Changes or interruptions to third party applications or systems that we interconnect with could cause us to incur significant time and expense to remedy such issues or develop integrations with other third-party suppliers. As a result, material defects or errors in our platform could have a material adverse impact on our business and financial performance.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information. Moreover, as a result of the COVID-19 pandemic, our employees, service providers and third parties work more frequently on a remote basis, which may involve relying on less secure systems and may increase the risk of, and susceptibility to, cybersecurity related incidents. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers or we could incur other liabilities, which could adversely affect our business.

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

Our customers depend on our support organization to resolve any technical issues relating to our solutions. Any future changes in our customer support teams could be disruptive to our operations. In addition, our sales process is highly dependent on the quality of our solutions, our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers, and harm our business, operating results and financial condition.

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

Our success and ability to compete depends in part upon our intellectual property. We primarily rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions with our employees, customers, partners and others to establish and protect our intellectual property rights, reputation and brand. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our solutions.

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

We currently have personnel and/or customers in China, England, France, Ireland, Japan and Singapore, as well as the United States. Due to our international exposure, our business is susceptible to risks associated with international operations. Managing our business and operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. In 2020, we restructured our international corporate structure to address changes in international tax laws and regulations, and completion of such restructuring may cause us to incur some additional expense. The risks and challenges associated with international expansion include:

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Chinese Yuan, Euros, Japanese Yen and Singaporean Dollars. In addition, we incur a portion of our operating expenses in currencies other than the U.S. Dollar. We face exposure to adverse movements in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations. In addition, the continued uncertainty around the full impact of Brexit and the exact trade arrangements upon exit has adversely impacted global markets, including currencies, and resulted in a decline and volatility in the value of the British Pound Sterling and the Euro, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates and global financial markets may continue due to a number of factors, including political and economic uncertainty. If the U.S. Dollar strengthens relative to foreign currencies, as it has from time to time in the past, our non-U.S. revenues would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-U.S. revenues when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenues and operating results are subject to fluctuation if our mix of U.S. and foreign currency-denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Managing a global organization has placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage our operations effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Managing a global and geographically dispersed workforce and operation has required substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and operations reporting procedures, and we may not be able to do so effectively. Moreover, we may from time to time decide to undertake cost savings initiatives, such as our restructuring in 2020, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Further, supporting our customers and operations, and driving future growth, we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth or change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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
•
risks related to completing any proposed acquisition or other significant transaction, including obtaining any required approvals of stockholders, governmental agencies or other parties, and potential risks to our business if we fail to complete any planned acquisition or other significant strategic transaction;
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

As of December 31, 2022, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 for federal purposes and began to expire in 2022 for state purposes. Our federal net operating loss generated in 2018 and after can be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Risks Related to the Ownership of Our Common Stock

If we cannot meet the continued listing requirements of The Nasdaq Global Market, or Nasdaq, Nasdaq Global Market may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Although we currently meet Nasdaq’s listing standards, which generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that we will be able to continue to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. If a company’s shares trade for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will likely send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. As of February 17, 2023, the closing price of our common stock on Nasdaq was $1.20. The closing price of our common stock on Nasdaq was below $1.00 from December 19, 2022 until December 29, 2022. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. If Nasdaq delists our securities for trading on the Nasdaq, we could face significant adverse consequences, including:

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to the date of this filing) has been volatile. From January 1, 2022 through December 31, 2022, the closing sales price of our common stock on The Nasdaq Global Market ranged from $0.93 to $4.53 per share. From January 1, 2023 through February 17, 2023, the closing sales price of our common stock on The Nasdaq Global Market ranged from $1.01 to $1.33 per share. Factors that may affect the market price of our common stock include:

•
variations in, or forward-looking guidance regarding, our revenues, gross margin, operating results, free cash flow, loss per share, revenue retention rates, annualized advertising spend on our platform, adjusted EBITDA and how these results compare to analyst and investor expectations;
•
announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements or other developments by us or related to our competitors, including any announcements of regulatory actions, lawsuits or other developments, such as the pending U.S. and state government lawsuits against Google and Meta;
•
the timing, volume and pricing of any sales of shares by us under our at-the-market offering program or otherwise;
•
disruptions in our cloud-based operations or services or disruptions of other prominent cloud-based operations or services;
•
disruptions to financial markets and market conditions as a result of the inflation, interest rate fluctuations, potential hostilities in international markets, the COVID-19 pandemic or other factors;
•
the economy as a whole, market conditions in our industry, and in the industries of our customers, and conditions in the U.S. and international stock trading markets; and
•
any other factors discussed herein.

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

During the year ended December 31, 2021, we sold 5.5 million shares of our common stock under equity distribution agreements with JMP Securities LLC, or JMP Securities, and received proceeds of approximately $41.7 million, net of offering costs of $1.5 million, at a weighted average sales price of $7.85 per share. The 5.5 million shares of our common stock that we issued under equity distribution agreements during 2021 increased the number of outstanding shares of our common stock by approximately 57%, resulting in dilution to the percentage ownership of our previously existing stockholders.

Additionally, during the year ended December 31, 2022, we sold 1.1 million shares of our common stock under a new equity distribution agreement with JMP Securities for the sale of up to $50.0 million of new securities in an “at-the-market” common stock offering facility and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our estimated market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021 until such time, if at all, when we are required to make any further adjustments to the maximum aggregate offering size or we become eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in San Francisco, California, where we lease office space under a short-term operating lease. We also lease office space under short-term leases in China and various European countries, which we use principally for sales and marketing, research and development, administration, customer support and to deliver professional services locally. We operate a data center at a third-party facility located in the United States.

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

Holders of Our Common Stock

As of February 17, 2023, there were 41 stockholders of record. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) which is incorporated into this report by reference.

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended December 31, 2022.

Recent Issuer Purchases of Equity Securities

We made no purchases of equity securities during the quarter ended December 31, 2022.

ITEM 6. [Reserved]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. References to “2022” and “2021” refer to the year ended December 31, 2022 and the year ended December 31, 2021, respectively.

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
•
manage and execute campaigns through our intuitive user interface and underlying technology that streamlines and automates key functions, such as advertisement creation and bidding, across multiple publishers and channels; and
•
optimize campaigns across multiple publishers and channels based on market and business data to achieve desired revenue outcomes using our predictive bid management and budget optimization technology.

MarinOne brings search, social and eCommerce advertising into a single platform that helps advertisers maximize a customer journey that spans Amazon, Google, Meta, Twitter and Walmart by combining the power of Marin Search and Marin Social with channels such as LinkedIn, TikTok, Apple Search Ads, Instacart, Criteo and YouTube. Additionally, we have integrations with dozens of leading web analytics and advertisement-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

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

The COVID-19 pandemic has had an adverse impact on many of our customers, their businesses and their spending on digital advertising, which has had an adverse impact on our historical results of operations and may continue to affect our future results of operations. At this time, the extent to which any lingering or renewed effects of the COVID-19 pandemic may impact our financial condition or results of operations is uncertain. Additionally, general macroeconomic conditions such as inflation or the extent and duration of any recession may have an impact on our financial condition or results of operations.

Since the start of the COVID-19 pandemic in March 2020, most of our employees have been working remotely rather than from our offices. In addition, the lease for our largest office, in San Francisco, California, expired in July 2022. As a result of these developments, we have transitioned to a more hybrid working environment with a larger number of employees dispersed remotely. We expect that most of our employees will work remotely for most of the time for the foreseeable future.

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, we were eligible for a refundable employee retention credit subject to certain criteria. We recognized employee retention credits of $1.6 million during the year ended December 31, 2021, which were recorded in cost of revenues and operating expenses.

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

Our long-term strategic agreements have historically included multiple-year terms and are invoiced quarterly. Our largest agreement with Google was initially entered into in December 2018 with an effective date of October 1, 2018 (the “Original Google Revenue Share Agreement”) and included both a fixed baseline amount and a variable portion based on a percentage of relevant advertising search spend above the baseline threshold that runs through our technology platform. The Original Google Revenue Share Agreement expired on September 30, 2021. In September 2021, we entered into a new revenue share agreement with Google, with an effective date of October 1, 2021 (the “New Google Revenue Share Agreement”) for a three-year term continuing until September 30, 2024. Under this New Google Revenue Share Agreement, we are eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Our other long-term strategic agreements are generally variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 21% and 23% of total revenues for 2022 and 2021, respectively. The Original Google Revenue Share Agreement and the New Google Revenue Share Agreement accounted for approximately 36% of our revenues in 2022 and approximately 35% in 2021. Revenue for the year ended December 31, 2021 includes revenue from the Original Google Revenue Share Agreement and the New Google Revenue Share Agreement.

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

Other Income, Net

Other income, net, primarily consists of sublease income and foreign currency transaction gains and losses, as well as interest income earned on our cash equivalents.

Income Tax Expense, Net

The income tax expense, net consists of federal, state and foreign income taxes. Due to recent losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2022. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

The following table is a summary of our consolidated statements of operations for the specified periods and results of operations as a percentage of revenues for those periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods. Percentage of revenues figures are rounded and therefore may not subtotal exactly.

A discussion regarding our consolidated statements of operations and results of operations as a percentage of revenue for 2022 compared to 2021 is presented below. A discussion regarding our financial condition and results of operations for 2021 compared to 2020 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022, which is available free of charge on the SEC’s website at www.sec.gov.

	Years Ended December 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net	$20,019	100%	$24,420	100%
Cost of revenues (1)	12,795	64	12,885	53
Gross profit	7,224	36	11,535	47
Operating expenses:
Sales and marketing (1)	6,997	35	5,482	22
Research and development (1)	11,832	59	10,788	44
General and administrative (1)	10,396	52	9,327	38
Total operating expenses	29,225	146	25,597	105
Loss from operations	(22,001)	(110)	(14,062)	(58)
Other income, net (2)	4,079	20	984	4
Loss before benefit from income taxes	(17,922)	(90)	(13,078)	(54)
Income tax expense (benefit), net	305	1	(134)	(1)
Net loss	$(18,227)	(91)%	$(12,944)	(53)%

(1)
Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
Cost of revenues	$481	$291
Sales and marketing	596	408
Research and development	996	594
General and administrative	1,482	728
	$3,555	$2,021

(2)
Included in other income, net in 2022 was a gain of $3.1 million from Paycheck Protection Program ("PPP") loan forgiveness recognized during the period.

The following table sets forth our consolidated revenues by geographic area, as well as the related percentages of total revenues, for the specified periods.

	Years Ended December 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net by geography
United States of America	$15,867	79%	$18,817	77%
United Kingdom	2,272	11	2,851	12
Other	1,880	10	2,752	11
Total revenues, net	$20,019	100%	$24,420	100%

Comparison of the Years Ended December 31, 2022 and 2021

Revenues, Net

	Years Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenues, net	$20,019	$24,420	$(4,401)	(18)%

Revenues, net in 2022 decreased by $4.4 million, or 18%, as compared to 2021. During 2022, we experienced ongoing customer turnover that was only partially offset by new customer bookings as well as lower revenue under our New Google Revenue Share Agreement. Revenues, net in 2022 and 2021 are inclusive of $7.2 million and $8.6 million, respectively, from the Google Revenue Share Agreements, as described in Note 3 to the consolidated financial statements.

Revenues, net from our customers located in the United States represented 79% and 77% of total revenues, net for 2022 and 2021, respectively. The Google Revenue Share Agreement accounted for 36% and 35% of total revenues, net for 2022 and 2021, respectively.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenues	$12,795	$12,885	$(90)	(1)%
Gross profit	7,224	11,535	(4,311)	(37)
Gross margin	36%	47%

Cost of revenues in 2022 decreased by $0.1 million, or 1%, as compared to 2021. The decrease was primarily driven by a decrease in allocated facilities and information technology cost of $0.7 million, lower amortization of internally developed software costs of $0.5 million and a decrease of $0.4 million in hosting costs in 2022 due to a decline in usage of our hosting platform. These decreases were partially offset by a $1.5 million increase in compensation and benefits expense, including stock-based compensation expense, resulting from an increase in the number of full-time personnel and the absence of the benefits in 2022 of the CARES Act employee retention credits that we realized in 2021.

Our gross margin decreased to 36% during 2022, as compared to 47% during 2021. This was primarily due to the lower revenue in 2022, including the lower revenue under the New Google Revenue Share Agreement, as compared to 2021.

Sales and Marketing

	Years Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$6,997	$5,482	$1,515	28%
Percent of revenues, net	35%	22%

Sales and marketing expenses in 2022 increased by $1.5 million, or 28%, as compared to 2021. The increase was primarily due to higher personnel-related costs of $1.1 million due to higher global sales support and marketing headcount, higher stock-based compensation expense and the absence of the benefits in 2022 of the CARES Act employee retention credits that we realized in 2021. There was also an increase in marketing expense of $0.8 million due to investments in advertising and other marketing efforts.

Research and Development

	Years Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$11,832	$10,788	$1,044	10%
Percent of revenues, net	59%	44%

Research and development expenses in 2022 increased by $1.0 million, or 10%, as compared to 2021. The increase was primarily due to higher personnel-related costs of $1.9 million resulting from higher stock-based compensation expense, increased headcount and the absence of the benefit in 2022 of the CARES Act employee retention credits that we realized in 2021. The increase was also attributable to higher restructuring costs and professional fees of $0.4 million. These increases were partially offset by lower facilities and information technology costs of $0.9 million and higher capitalization of internally developed software costs of $0.3 million in 2022.

General and Administrative

	Years Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$10,396	$9,327	$1,069	11%
Percent of revenues, net	52%	38%

General and administrative expenses in 2022 increased by $1.1 million, or 11%, as compared to 2021. This was primarily due to higher personnel costs of $1.1 million from higher stock-based compensation costs and the absence of the benefit in 2022 of the CARES Act employee retention credits realized in 2021.

Other Income, Net

	Years Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Other income, net	$4,079	$984	$3,095	315%

Other income, net, primarily consists of sublease income as well as foreign currency transaction gains and losses and interest income and expense. Additionally, 2022 included a gain of $3.1 million from PPP loan forgiveness recognized during the period. Also contributing to the increase was higher interest income of $0.4 million offset by lower sublease income of $0.5 million. Foreign currency transaction gains and losses and interest income and expense were not material in 2022 or 2021.

Income tax benefit, net

	Years Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Income tax expense (benefit), net	$305	$(134)	$439	(328)%

Income tax expense in 2022 totaled $0.3 million, as compared to a benefit from income taxes of $0.1 million in 2021. The primary reason for this change was the current foreign income tax provision which was driven by changes to the reserve for uncertain tax positions.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2022. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022	2021	2021	2021	2021
	(in thousands)
Revenues, net	$5,161	$4,977	$4,720	$5,161	$5,863	$6,155	$6,094	$6,308
Cost of revenues (1)	3,083	3,181	3,203	3,328	3,294	3,175	3,175	3,241
Gross profit	2,078	1,796	1,517	1,833	2,569	2,980	2,919	3,067
Operating expenses
Sales and marketing (1)	1,962	1,660	1,588	1,787	1,702	1,266	1,268	1,246
Research and development (1)	2,901	3,034	2,980	2,917	3,045	2,677	2,667	2,399
General and administrative (1)	2,459	2,923	2,545	2,469	3,151	2,312	1,995	1,869
Total operating expenses	7,322	7,617	7,113	7,173	7,898	6,255	5,930	5,514
Loss from operations	(5,244)	(5,821)	(5,596)	(5,340)	(5,329)	(3,275)	(3,011)	(2,447)
Other income, net (2)	190	190	297	3,402	138	298	221	327
Loss before income taxes	(5,054)	(5,631)	(5,299)	(1,938)	(5,191)	(2,977)	(2,790)	(2,120)
Income tax provision (benefit)	64	105	75	61	(90)	153	(289)	92
Net loss	$(5,118)	$(5,736)	$(5,374)	$(1,999)	$(5,101)	$(3,130)	$(2,501)	$(2,212)
Net loss per share available to common stockholders, basic and diluted	$(0.31)	$(0.36)	$(0.34)	$(0.13)	$(0.33)	$(0.22)	$(0.23)	$(0.21)

(1)
Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022	2021	2021	2021	2021
	(in thousands)
Cost of revenues	$119	$148	$90	$124	$107	$103	$46	$35
Sales and marketing	165	99	157	175	150	122	70	66
Research and development	256	303	213	224	204	159	133	98
General and administrative	403	405	340	334	287	248	130	63
Total stock-based compensation expense	$943	$955	$800	$857	$748	$632	$379	$262

(2)
Included in other income, net in 2022 was a gain of $3.1 million from PPP loan forgiveness recognized during the period.

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022	2021	2021	2021	2021
	(as a % of revenues, net)
Revenues, net	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	60	64	68	64	56	52	52	51
Gross profit	40	36	32	36	44	48	48	49
Operating expenses
Sales and marketing	38	33	34	35	29	21	21	20
Research and development	56	61	63	57	52	43	44	38
General and administrative	48	59	54	48	54	38	33	30
Total operating expenses	142	153	151	139	135	102	97	87
Loss from operations	(102)	(117)	(119)	(103)	(91)	(53)	(49)	(39)
Other income, net	4	4	6	66	2	5	4	5
Loss before income taxes	(98)	(113)	(112)	(38)	(89)	(48)	(46)	(34)
Income tax provision (benefit)	1	2	2	1	(2)	2	(5)	1
Net loss	(99)%	(115)%	(114)%	(39)%	(87)%	(51)%	(41)%	(35)%

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through December 2022, we raised total net proceeds of $52.1 million from at-the-market offering programs administered by JMP Securities, and in 2020 we received proceeds of $3.3 million from a loan through the PPP, of which $3.1 million was forgiven. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of December 31, 2022, our principal source of liquidity was our cash and cash equivalents of $28.0 million. Our primary operating cash requirements include the payment of compensation and other employee-related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain cash balances in our foreign subsidiaries. As of December 31, 2022, $0.8 million of our $28.0 million of cash and cash equivalents were held by our foreign subsidiaries. If funds held by our foreign subsidiaries were needed for our U.S. operations, we may be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

On March 14, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 10, 2019, under which we could offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $50.0 million. As part of the shelf registration statement, we entered into an equity distribution agreement with JMP Securities LLC under which we could offer and sell shares of our common stock having an aggregate offering price of up to $13.0 million through an at-the-market offering program administered by JMP Securities. JMP Securities was entitled to compensation of up to 5.0% of the gross proceeds from sales of our common stock pursuant to the equity distribution agreement. For the year ended December 31, 2020, we sold 2.7 million shares of our common stock under this equity distribution agreement, and received proceeds of $7.5 million, net of offering costs of $0.5 million, at a weighted average sales price of $2.92 per share. During February 2021 we sold an additional 1.2 million shares of our common stock under this equity distribution agreement and received proceeds of $3.0 million, net of offering costs of $0.2 million, at a weighted average sales price of $2.68 per share. After such sales, no additional amounts were available to be sold under this equity distribution agreement.

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

On August 3, 2021, we filed a new shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100.0 million. As part of this new 2021 registration statement, we entered into a third equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. During the year ended December 31, 2022, we sold 1.1 million shares of our common stock under this new equity distribution agreement and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we are adjusting the maximum aggregate market value of the securities that may be sold pursuant to this current ”at-the-market” securities offering facility from $50.0 million to approximately $22.8 million based on our estimated market capitalization on the date we file this Annual Report until such time when we are eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

In May 2020, we entered into an agreement with a lender for a loan in an aggregate principal amount of $3.3 million (the “Loan”) pursuant to the PPP under the CARES Act. We received the Loan proceeds on May 12, 2020. An aggregate principal amount of $3.1 million of the Loan was forgiven in January 2022 and we repaid the remaining outstanding balance of $0.2 million in February 2022. See Note 7 to the accompanying consolidated financial statements for further discussion of this loan.

We have incurred significant losses in each fiscal year since our incorporation in 2006, and we expect to continue to incur losses and negative cash flows in the future.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(18,137)	$(7,942)
Net cash used in investing activities	(1,764)	(1,296)
Net cash provided by financing activities	740	41,479
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	61	(4)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(19,100)	$32,237

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

Cash used in operating activities in 2022 of $18.1 million was primarily the result of a net loss of $18.2 million, which was partially offset by non-cash expenses of $2.9 million, primarily consisting of depreciation, forgiveness of the PPP loan, amortization, stock-based compensation expense, provision for bad debts and net changes in operating leases, and a $2.8 million net change in working capital items. These items consisted most notably of a decrease in accrued expenses and other liabilities (both current and non-current) of $2.8 million due to the timing of related disbursements, including the payment of employee bonuses on a quarterly rather than an annual basis, which began in 2022.

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

Investing Activities

In 2022 and 2021, investing activities primarily consisted of $1.7 million and $1.3 million of capitalized internally developed software costs. Capital expenditures may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities in 2022 was $0.7 million. This primarily consisted of $1.3 million of net cash proceeds from the issuance of common shares pursuant to our equity distribution agreements with JMP Securities, partially offset by $0.4 million in employee taxes paid for withheld shares upon the settlement of equity awards and the $0.2 million repayment of the PPP loan.

Cash provided by financing activities in 2021 was $41.5 million. This primarily consisted of $41.9 million of net cash proceeds from the issuance of common shares pursuant to our equity distribution agreements with JMP Securities, partially offset by $0.4 million in employee taxes paid for withheld shares upon the settlement of equity awards.

Contractual Obligations and Commitments

Our principal commitment consists of our operating lease for space at a data center. Additionally, we have approximately $1.0 million of uncertain tax positions that have been recorded as liabilities as of December 31, 2022. It is uncertain as to if or when such amounts may be settled.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of December 31, 2022.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of December 31, 2022, other than operating leases as described in the Notes to the consolidated financial statements.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of December 31, 2022, we had unrestricted cash and cash equivalents of $28.0 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 21% and 23% for 2022 and 2021, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency (losses) gains included in determining net loss were $(0.1) million or less, in both 2022 and 2021. Transaction gains and losses are included in other income, net.

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

Management, with the participation of our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the disclosure controls and procedures as of the end of the period. Based on such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated

Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Equity Distribution Agreement dated August 2, 2021, by and between Marin Software Incorporated and JMP Securities LLC.	8-K	001-35838	1.3	8/3/2021

2.1	Asset Purchase Agreement by and among the Registrant and SharpSpring, Inc. dated November 21, 2019.	8-K	001-35838	99.1	11/21/2019

3.1	Restated Certificate of Incorporation.	10-Q	001-35838	3.1	5/9/2013

3.2	Restated Bylaws.	8-K	001-35838	3.1	3/22/2022

3.3	Certificate of Amendment to Certificate of Incorporation.	8-K	001-35838	3.1	10/5/2017

4.1	Form of Common Stock Certificate.	S-1/A	333-186669	4.1	3/15/2013

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35838	4.2	3/23/2020

10.1	Form of Indemnification Agreement.	10-K	001-35838	10.1	3/1/2019

10.2#	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-186669	10.2	2/13/2013

10.3#	2013 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, and RSU award agreement.	S-1/A	333-186669	10.3	3/4/2013

10.4#	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-186669	10.4	3/4/2013

10.5#	Form of Severance and Change in Control Agreement between the Registrant and each of the executive officers.	S-1/A	333-186669	10.9	3/11/2013

10.6#	Executive Bonus Compensation Plan.	10-K	001-35838	10.11	2/20/2015

10.7#	Description of Director Compensation Program.	10-K	001-35838	10.9	2/24/2022

10.8#	Transition and Separation Agreement, dated as of September 14, 2015, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.4	11/5/2015

10.9#	Offer Letter, dated as of August 23, 2016, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.1	11/9/2016

10.10†	Revenue Share Agreement, dated December 11, 2019, by and between the Registrant and Google LLC.	10-K	001-35838	10.16	3/14/2019

10.11#	Offer Letter, dated August 23, 2016, by and between the Registrant and Wister Walcott.	10-K	001-35838	10.17	3/14/2019

10.12#	Offer Letter, dated December 5, 2019, by and between the Registrant and Robert Bertz.	10-K	001-35838	10.18	3/23/2020

10.13#	Amended and Restated Severance and Change in Control Agreement, dated January 28, 2021, by and between the Registrant and Robert Bertz.	10-K	001-35838	10.17	2/26/2021

10.14	Amendment No. 1 to Google Revenue Share Agreement, dated as of March 17, 2020, by and between the Registrant and Google LLC.	10-K	001-35838	10.20	3/23/2020

10.15#	Form of Waiver under Change in Control and Severance Agreement	8-K	001-35838	99.1	5/21/2020

10.16†	Revenue Share Agreement entered into as of September 17, 2021 by and between Google and Marin Software Incorporated.	10-Q	001-35838	10.21	11/4/2021

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document	X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Date File (formatted as Inline XBRL and included in Exhibit 101)	X

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

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marin Software Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marin Software Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

February 23, 2023

Marin Software Incorporated

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$27,957	$46,842
Restricted cash	—	215
Accounts receivable, net	4,521	4,633
Prepaid expenses and other current assets	2,016	2,324
Total current assets	34,494	54,014
Property and equipment, net	3,213	3,622
Right-of-use assets, operating leases	3,844	1,660
Other non-current assets	533	535
Total assets	$42,084	$59,831
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$1,011	$975
Accrued expenses and other current liabilities	3,513	6,176
Note payable, current	—	2,226
Operating lease liabilities	1,645	2,006
Total current liabilities	6,169	11,383
Note payable, net of current	—	1,094
Operating lease liabilities, non-current	2,199	—
Other long-term liabilities	1,002	1,096
Total liabilities	9,370	13,573
Commitments and contingencies (Note 15)
Stockholders' equity:
Convertible preferred stock, $0.001 par value - 10,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value - 142,857 shares authorized, 17,226 and 15,532 shares issued and outstanding at December 31, 2022 and 2021, respectively	17	15
Additional paid-in capital	355,996	351,394
Accumulated deficit	(322,334)	(304,107)
Accumulated other comprehensive loss	(965)	(1,044)
Total stockholders' equity	32,714	46,258
Total liabilities and stockholders' equity	$42,084	$59,831

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Years Ended December 31,
	2022	2021
Revenues, net	$20,019	$24,420
Cost of revenues	12,795	12,885
Gross profit	7,224	11,535
Operating expenses:
Sales and marketing	6,997	5,482
Research and development	11,832	10,788
General and administrative	10,396	9,327
Total operating expenses	29,225	25,597
Loss from operations	(22,001)	(14,062)
Other income, net	4,079	984
Loss before benefit from income taxes	(17,922)	(13,078)
Income tax expense (benefit), net	305	(134)
Net loss	(18,227)	(12,944)
Foreign currency translation adjustments	79	53
Comprehensive loss	$(18,148)	$(12,891)
Net loss per share available to common stockholders, basic and diluted	$(1.15)	$(1.01)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	15,891	12,846

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2020	9,743	$10	$308,065	$(291,163)	$(1,097)	$15,815
Issuance of common stock through at-the-market offering, net of offering costs of $1,538 (Note 8)	5,502	5	41,637	—	—	41,642
Issuance of common stock from vesting of restricted stock units (Note 9)	264	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(444)	—	—	(444)
Issuance of common stock under employee stock purchase plan	23	—	28	—	—	28
Stock-based compensation expense	—	—	2,108	—	—	2,108
Net loss	—	—	—	(12,944)	—	(12,944)
Foreign currency translation adjustments	—	—	—	—	53	53
Balances at December 31, 2021	15,532	15	351,394	(304,107)	(1,044)	46,258
Issuance of common stock through at-the-market offering, net of offering costs of $95 (Note 8)	1,073	1	1,332	—	—	1,333
Issuance of common stock from vesting of restricted stock units (Note 9)	594	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(434)	—	—	(434)
Issuance of common stock under employee stock purchase plan	27	1	36	—	—	37
Stock-based compensation expense	—	—	3,668	—	—	3,668
Net loss	—	—	—	(18,227)	—	(18,227)
Foreign currency translation adjustments	—	—	—	—	79	79
Balances at December 31, 2022	17,226	$17	$355,996	$(322,334)	$(965)	$32,714

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021
Operating activities:
Net loss	$(18,227)	$(12,944)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	447	851
Amortization of internally developed software	1,810	2,356
Amortization of deferred costs to obtain and fulfill contracts	352	305
Forgiveness of Paycheck Protection Program loan	(3,117)	—
Interest expense	—	6
Loss on disposals of property and equipment and right-of-use assets	28	31
Unrealized foreign currency losses	80	50
Stock-based compensation related to equity awards	3,555	2,021
Provision for bad debts	16	(131)
Net change in operating leases	(345)	(531)
Deferred income tax benefits	48	(12)
Changes in operating assets and liabilities
Accounts receivable	73	563
Prepaid expenses and other assets	(102)	353
Accounts payable	31	47
Accrued expenses and other liabilities	(2,786)	(907)
Net cash used in operating activities	(18,137)	(7,942)
Investing activities:
Purchases of property and equipment	(24)	(6)
Capitalization of internally developed software	(1,740)	(1,290)
Net cash used in investing activities	(1,764)	(1,296)
Financing activities:
Proceeds from issuance of common shares through at-the-market offering, net of offering costs	1,333	41,888
Payment of principal on finance lease liabilities	—	(15)
Repayment of Paycheck Protection Program loan	(203)	—
Employee taxes paid for withheld shares upon equity award settlement	(424)	(428)
Proceeds from employee stock purchase plan, net	34	34
Net cash provided by financing activities	740	41,479
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	61	(4)
Net (decrease) increase in cash and cash equivalents and restricted cash	(19,100)	32,237
Cash and cash equivalents and restricted cash:
Beginning of year	47,057	14,820
End of year	$27,957	$47,057
Supplemental disclosures of other cash flow information:
Cash paid for (received from) income taxes	$168	$(1,031)
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock under employee stock purchase plan	$37	$28
Amortization of prepaid stock issuance costs	$—	246

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

References to “2022” and “2021” shall mean the years ended December 31, 2022 and 2021, respectively. All amounts presented in these notes to the consolidated financial statements are in thousands, except where noted.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations and if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowances for doubtful accounts and customer revenue credits, and the accounting for income taxes.

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

The Company has incurred significant losses in each fiscal year since its incorporation in 2006, and management expects such losses to continue in the future. The Company incurred net losses of $18,227 and $12,944 in 2022 and 2021, respectively. As of December 31, 2022, the Company had an accumulated deficit of $322,334. The Company had cash and cash equivalents of $27,957 as of December 31, 2022. Management expects to incur additional losses and experience negative operating cash flows in the future. The Company’s ability to achieve its business objectives and to continue to meet its obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including the extent of customer acceptance and adoption of its new MarinOne platform, the ongoing effects of the COVID-19 pandemic, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although the Company has pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. The Company’s ability to continue as a going concern is substantially dependent upon its ability to improve customer retention rates, increase new bookings, and manage its expenses.

In July 2021, the Company sold 4,316 shares of its common stock under an equity distribution agreement with JMP Securities and received proceeds of $38,800, net of $1,200 in fees to JMP Securities, which exhausted all securities available for sale under this equity distribution agreement. See Note 8 “Shelf Registration and At-the-Market Offering” for additional information.

In August 2021, the Company filed a new shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this new 2021 registration statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility pursuant to which it may be able to issue and sell shares of its common stock. During the year ended December 31, 2022, the Company sold 1.1 million shares of its common stock under this new equity distribution agreement and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, the Company adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50,000 to approximately $22,800 based on the estimated market capitalization of the Company on the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2021 until such time, if at all, when the Company is required to make any further adjustments to the maximum aggregate offering size or becomes eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

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

As of December 31, 2022 and 2021, accounts receivable from one long-term strategic agreement with Google (see Note 3) accounted for 40% and 39%, respectively, of the Company's total accounts receivable, net. Revenues, net from the same long-term strategic agreement accounted for 36% and 35% of total revenues, net for the years ended December 31, 2022 and 2021, respectively.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. Cash equivalents were $26,645 and $44,930 as of December 31, 2022 and 2021, respectively. The Company held restricted cash of $215 as of December 31, 2021 to secure the lease for its San Francisco corporate headquarters. The San Francisco lease expired in 2022 and the cash restriction was released.

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

	Years Ended December 31,
	2022	2021
Balances at beginning of year	$786	$1,236
Addition to (reduction in) expense	16	(131)
Write-offs and other deductions	(66)	(319)
Balances at end of year	$736	$786

From time to time, the Company provides revenue credits to customers. These typically relate to customer disputes and billing adjustments and are recorded as a reduction of revenues, net. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 3) and are estimated based on historical credit activity. As of December 31, 2022 and 2021, the Company recorded an allowance for potential customer revenue credits in the amount of $110 and $131, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Development phase costs generally include salaries and personnel costs and third-party contractor expenses associated with software development, configuration and coding. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. For 2022 and 2021, the Company capitalized $1,853 and $1,290 of costs related to internally developed software, respectively. Amortization of capitalized costs related to internally developed software was $1,810 and $2,356 for 2022 and 2021, respectively. As of December 31, 2022 and 2021, unamortized internally developed software costs, including construction in progress, totaled $3,071 and $3,029, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, excluding goodwill, for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment loss is recognized only if the carrying value of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses in 2022 or 2021.

Leases

The Company has operating leases for space at a data center and for office space worldwide. New contractual arrangements are evaluated at inception to determine if the contract is or contains a lease. For any contracts that are or contain a lease, the Company determines the appropriate classification of each identified lease as operating or finance. For all identified leases, the Company records the related lease liabilities and right-of-use (“ROU”) assets based on the future minimum lease payments over the lease term, which only includes options to renew the lease if it is reasonably certain that the Company will exercise that option. For leases with original terms of 12 months or less, the Company recognizes the lease expense as incurred and does not recognize lease liabilities and ROU assets.

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

Cost of Revenues

Cost of revenues primarily consists of costs related to hosting the Company’s cloud-based platform, providing implementation and ongoing customer support, data communications expenses, salaries and benefits of operations and support personnel, software license fees, costs associated with website development activities, indirect overhead, amortization expense associated with capitalized internally developed software and property and equipment depreciation.

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss. Advertising and promotion expense totaled $653 and $221 for 2022 and 2021, respectively.

Sales Taxes

Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and thus excluded from revenues.

Foreign Currency

For international subsidiaries whose functional currency is not the U.S. Dollar, The Company re-measures the monetary assets and liabilities of these subsidiaries to U.S. Dollars using rates of exchange in effect at the balance sheet date. Nonmonetary assets and liabilities are re-measured to U.S. Dollars using historical exchange rates, and other accounts are re-measured using average exchange rates in effect during each period presented. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets, and related periodic movements are summarized as a line item in the consolidated statements of comprehensive loss.

The Company records net gains and losses resulting from foreign exchange transactions as a component of other income, net. Aggregate foreign currency gains (losses) included in determining net loss were $(127) and $(21) for 2022 and 2021, respectively.

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

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense, though such amounts were not material in 2022 or 2021. The Company does not expect that changes in the liability for uncertain tax positions for the next twelve months will have a material impact on the Company’s consolidated financial position or results of operations.

Paycheck Protection Program (PPP) Loan

The Company accounted for its PPP Loan as debt under the guidance in Accounting Standards Codification 470, Debt. As such, the outstanding amount was reflected as a note payable in the Company’s consolidated balance sheets, the proceeds were reflected under financing activities in the Company’s consolidated statement of cash flows and interest expense was accrued and recognized in the Company’s statement of operations. An aggregate principal amount of $3,117 of the Loan was forgiven in January 2022 and the Company repaid the remaining outstanding balance of approximately $200 in February 2022. The forgiveness of a $3,117 of the PPP Loan amount in January 2022 was reflected as a gain on debt extinguishment in the Company’s statement of operations and as an adjustment to cash from operating activities in the Statements of Cash Flows. The $200 repayment was reflected as a financing activity in the Statements of Cash Flows. See also Note 7.

Recently Adopted Accounting Pronouncements

None

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets and certain other financial instruments to require the use of a new forward-looking “expected loss” model that will generally result in earlier recognition of allowances for losses. This ASU will also require disclosure of more information related to these items. As the Company meets the SEC’s definition of a “smaller reporting company”, ASU 2016-13 is effective for annual periods beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that adoption of this ASU will have a material impact on its financial position or results of operations.

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

Subscriptions

The Company's subscription contracts provide advertisers with access to the Company's advertising management platform. Advertisers do not have the right to take possession of the software supporting the services at any time. These contracts are generally one year or less in length, though certain contracts extend up to two years. The subscription fee under most contracts consists of the greater of a minimum monthly platform fee or variable consideration based on the volume of advertising spend managed through the Company’s platform at the contractual percentage of spend. The variable portion generally includes tiered pricing, whereby the percentage of spend charged decreases as the value of advertising spend increases. Generally the tiered pricing resets monthly and is consistent throughout the contract term. The Company has concluded that this volume-based pricing approach does not constitute a future material right as the pricing tiers are consistent throughout the term of the contract and similar pricing is typically offered to similar classes of customers within the same geographical areas and markets. Certain subscription contracts consist of only a flat monthly platform fee. Subscription fees are generally invoiced on a monthly basis in arrears based on the actual amount of advertising spend managed on the platform. In certain limited circumstances, the Company will invoice an advertiser in advance for the contractual minimum monthly platform fee for a defined future period, which is typically three to 12 months.

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022 were as follows:

Subscription Services Revenues
2023	$826
2024	209
Total	$1,035

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

The majority of the Company’s strategic agreement revenue is concentrated in one revenue share agreement executed with Google. The first Google agreement was executed in December 2018, with an effective date of October 1, 2018 and expired in September 2021 (the “Original Google Revenue Share Agreement”). Under the Original Google Revenue Share Agreement, which constituted a single performance obligation, the Company was eligible to receive both fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform. The Original Google Revenue Share Agreement required the Company to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. The performance obligation was expected to be satisfied ratably over the two-year contractual term using the output method based upon the passage of time, as Google simultaneously receives and consumes the benefit from the Company’s performance, which provides a faithful depiction of the pattern of transfer of control.

In September 2021, the Company entered into a New Revenue Share Agreement with Google, which agreement has a scheduled three-year term beginning on October 1, 2021 (the "New Google Revenue Share Agreement") and continuing through September 30, 2024. This agreement is similar to the Original Google Revenue Share Agreement in that the Company is eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform and in that the Company is required to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. The Company expects to recognize revenues totaling approximately $7,150 and $5,363 for the years ending December 31, 2023 and 2024, respectively, related to remaining performance obligations under this New Google Revenue Share Agreement.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the New Google Revenue Share Agreement by using the most likely method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company's best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the years ended December 31, 2022 and 2021, the Company recognized $7,150 and $8,637, respectively, as revenues from the Original Google Revenue Share Agreement and the New Google Revenue Share Agreement. Revenue for the year ended December 31, 2021 includes revenue from the Original Google Revenue Share Agreement and the New Google Revenue Share Agreement.

Disaggregation of Revenues, net

Revenues, net by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Years Ended December 31,
	2022	2021
United States of America	$15,867	$18,817
United Kingdom	2,272	2,851
Other (1)	1,880	2,752
Total revenues, net	$20,019	$24,420

(1)
No individual country within the “Other” category accounted for 10% or more of revenues, net for any period presented.

Revenues, net by nature of services performed were as follows for the periods presented:

	Years Ended December 31,
	2022	2021
Subscriptions	$12,722	$15,648
Strategic agreements	7,297	8,772
Total revenues, net	$20,019	$24,420

Contract Balances

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for doubtful accounts and revenue credits, as of December 31, 2022 and 2021 are presented in the accompanying consolidated balance sheets and was $5,063 as of December 31, 2020. Included in the balance of accounts receivable, net as of December 31, 2022 and 2021 was $1,788 and $1,787, respectively, of unbilled receivables related to the New Google Revenue Share Agreement.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in 2022 and 2021.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the year ended December 31, 2022 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2021	$207	$154
Costs deferred	363	103
Amortization	(226)	(126)
Balances at December 31, 2022	$344	$131

4. Restructuring Activities

2020 Restructuring Plan

In the third quarter of 2020, the Company commenced the implementation of a restructuring and reduction-in-force plan to reduce the Company’s operating costs and address the impact of the COVID-19 pandemic, which ultimately resulted in the reduction of the Company’s global workforce by approximately 60 employees, approximately half of which were located outside of the United States. The majority of the planned workforce reductions were substantially completed during 2020.

For the year ended December 31, 2022 and 2021, the Company recorded $266 and $181, respectively, of restructuring-related expenses in connection with the above Restructuring Plans, as well as other organizational restructuring plans, in the accompanying consolidated statements of comprehensive loss.

5. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		December 31,
	Estimated Useful Life	2022	2021
Software, including internally developed software	3 years	$33,073	$31,220
Computer equipment	3 to 4 years	18,622	18,681
Leasehold improvements	Shorter of useful life or lease term	512	4,138
Office equipment, furniture and fixtures	3 to 5 years	630	1,606
Total property and equipment		52,837	55,645
Less: Accumulated depreciation and amortization		(49,624)	(52,023)
Property and equipment, net		$3,213	$3,622

Computer equipment at December 31, 2021 includes $3.7 million reclassified from the caption "Finance lease right-of-use assets" to conform to the current presentation. Depreciation and amortization of internally developed software for 2022 and 2021 was $2,257 and $3,207, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2022	2021
Accrued salary and payroll-related expenses	$1,460	$3,091
Accrued liabilities	535	962
Income taxes payable	464	336
Advanced billings and customer credits	1,016	1,123
Other	38	664
Total accrued expenses and other current liabilities	$3,513	$6,176

Advanced billings and customer credits at December 31, 2021 includes $0.8 million reclassified from the caption "Other" to conform to the current presentation.

6. Fair Value Measurements

Account balances measured at fair value on a recurring basis include the following as of the dates presented:

	December 31,
	2022			2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$26,645	$—	$—	$44,930	$—	$—

The Company’s cash equivalents as of December 31, 2022 and 2021 consisted of money market funds that are classified as level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2022 and 2021.

7. Borrowing

In April 2020, the Company entered into an original loan agreement with Harvest Small Business Finance, LLC as the lender (“Lender”) for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the PPP under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the U.S. Small Business Administration (the “SBA”). The Loan was originally evidenced by a Note dated effective as of April 2020, but such Note was replaced by a Note with substantially the same terms, but with an updated effective date of May 2020 to account for a delay in disbursement of funds. The Loan matured two years from the date of first disbursement of the Loan, which occurred in May 2020. The Company received the loan proceeds on May 12, 2020. The Loan bore interest at a rate of 1% per annum. Initially, all payments were deferred through the ten-month anniversary of the date of the Note. The Paycheck Protection Flexibility Act of 2020, P.L. 116-142, extended the deferral period for loan payment to the date that SBA remits the borrower’s loan forgiveness amount to the Lender. The PPP provided that borrowers may apply for forgiveness of amounts due under the Loan, with the amount of potential Loan forgiveness to be calculated based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 10-week period beginning on the date of first disbursement of the Loan. An aggregate principal amount of $3,117 of the Loan was forgiven in January 2022 and the Company repaid the remaining outstanding balance of approximately $200 in February 2022.

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

For the year ended December 31, 2020, the Company sold 2,726 shares of its common stock under this equity distribution agreement and received proceeds of $7,500, net of offering costs of $463, at a weighted average sales price of $2.92 per share. For the year ended December 31, 2019, the Company sold 658 shares of its common stock under this equity distribution agreement and received proceeds of $1,643, net of offering costs of $210, at a weighted average sales price of $2.82 per share. During February 2021, the Company sold an additional 1,186 shares of its common stock under the equity distribution agreement and received proceeds of $3,025, net of offering costs of $157, at a weighted average sales price of $2.68 per share. After such sales, no additional amounts were available to be sold under this equity distribution agreement.

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

On August 3, 2021, the Company filed a new shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”), which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this 2021 Registration Statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility, pursuant to which, the Company may be able to issue and sell shares of the Company common stock. During the year ended December 31, 2022, the Company sold 1.1 million shares of its common stock under this new equity distribution agreement and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, the Company is adjusting the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50,000 to approximately $22,800 based on the estimated market capitalization of the Company on the date the Company files this Annual Report until such time when the Company is eligible to conduct such offering in accordance with Instruction I.B.1 of the Registration Statement on Form S-3.

9. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013, the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan are eligible for issuance under the 2013 Plan. The 2013 Plan authorizes the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of immediately preceding December 31, or such lesser number of shares as determined by the Board. As of December 31, 2022, 734 shares of common stock were available for future grants under the 2013 Plan. Pursuant to the terms of the 2013 Plan, the shares available for issuance increased by 861 shares of common stock on January 1, 2023. The 2013 Plan expired in accordance with its terms in February 2023.

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

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	389	$23.57	5.77	$—
Options forfeited and cancelled	(6)	43.45	—
Balance at December 31, 2021	383	$23.23	4.85	$—
Options forfeited and cancelled	(46)	49.87	—
Balance at December 31, 2022	337	$19.59	4.45	$—
Options exercisable as of December 31, 2022	322	20.31	4.36	—
Options vested as of December 31, 2022	322	20.31	4.36	—
Options vested and expected to vest as of December 31, 2022	337	19.59	4.45	—

The total estimated fair value of options vested was $31 during each of 2022 and 2021.

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2020	1,006	$2.80
RSUs granted	975	5.84
RSUs vested	(264)	3.08
RSUs cancelled and withheld to cover taxes	(175)	4.16
Granted and unvested at December 31, 2021	1,542	$4.60
RSUs granted	1,142	1.90
RSUs vested	(593)	3.72
RSUs cancelled and withheld to cover taxes	(277)	5.91
Granted and unvested at December 31, 2022	1,814	$2.99

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for six-month purchase periods and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increases by an amount equal to 1% of the total outstanding shares as of the immediately preceding December 31, but not to exceed 100 shares. Pursuant to the terms of the 2013 ESPP, the shares available for issuance increased by 100 shares on January 1, 2023. As of December 31, 2022, 346 shares were reserved for issuance under the 2013 ESPP. In 2022 and 2021, 27 and 23 shares, respectively, were issued under the 2013 ESPP. The 2013 ESPP expired in accordance with its terms in February 2023.

10. Stock-Based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
Cost of revenues	$481	$291
Sales and marketing	596	408
Research and development	996	594
General and administrative	1,482	728
	$3,555	$2,021

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. Stock-based compensation capitalized as internally developed software was $113 and $87 for 2022 and 2021, respectively.

Stock Options

There were no grants or exercises of stock options in 2022 or 2021.

As of December 31, 2022, there was $51 of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 0.5 years.

RSUs

As of December 31, 2022, there was $3,600 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.5 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

11. Leases

Operating and Finance Leases

The Company's primary operating lease is for space at a data center which was renewed in April 2022 and expires in 2025. The lease for the Company's San Francisco, California headquarters, the Company's largest office, expired in July 2022. Effective as of August 1, 2022, the Company entered into an agreement for a new, significantly smaller headquarters office space in San Francisco, California under a short-term lease.

As of December 31, 2022 and 2021, the Company had net operating lease ROU assets of $3,844 and $1,660, respectively. Operating lease costs, consisting primarily of rental expense, were approximately $3,654 and $6,085 for the years ended December 31, 2022 and 2021, respectively. Variable rent expense was not material for the years ended December 31, 2022 or 2021.

As of December 31, 2022, the weighted-average rate used in discounting the lease liabilities for ROU operating leases was 6.0% and the weighted average remaining lease term for ROU operating leases was 2.2 years. The maturities of operating lease liabilities as of December 31, 2022 are as follows:

Operating Leases
2023	$1,822
2024	1,822
2025	455
Total lease payments	4,099
Less: Amount representing imputed interest	(255)
Present value of lease liabilities	3,844
Less: Current portion of lease liabilities	(1,645)
Non-current portion of lease liabilities	$2,199

Supplemental cash flow information related to operating leases was as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$—	$15
Operating cash flows from operating leases	3,974	6,562

ROU assets obtained in exchange for lease liabilities:
Operating lease liabilities	$5,015	$—

Subleases

The Company sublet portions of its San Francisco office space which expired during 2022. Income from this sublease agreement was included in other income, net, on the accompanying consolidated statements of comprehensive loss. Sublease income for the years ended December 31, 2022 and 2021 was $587 and $1,084, respectively.

12. Income Taxes

The components of the Company’s loss before provision for (benefit from) income taxes are as follows:

	Years Ended December 31,
	2022	2021
United States of America	$(18,455)	$(16,192)
International	533	3,114
Loss before provision for (benefit from) income taxes	$(17,922)	$(13,078)

The components of the provision for (benefit from) income taxes were as follows:

	Years Ended December 31,
	2022	2021
Current income tax provision:
State	$25	$39
Foreign	232	(179)
Total current income tax provision	257	(140)
Deferred income tax benefit:
Foreign	48	6
Total deferred income tax benefit	48	6
Provision for (benefit from) income taxes	$305	$(134)

The differences in the total provision for (benefit from) income taxes that would result from applying the 21% federal statutory rate in 2022 and 2021 to the loss before provision for income taxes and the reported provision for income taxes were as follows:

	Years Ended December 31,
	2022	2021
Tax benefit at U.S. statutory rate	$(3,763)	$(2,746)
Change in valuation allowance	6,009	4,547
Stock-based compensation	(6)	46
Uncertain tax positions	(32)	(194)
State income taxes, net of federal benefit	(1,288)	(1,223)
Foreign income and withholding taxes	8	(560)
Other permanent differences	81	52
PPP loan forgiveness	(667)	—
Provision to return adjustments	(37)	(56)
Provision for (benefit from) income taxes	$305	$(134)

Major components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Non-current deferred tax assets:
Net operating loss	$37,783	$32,403
Research and development credits	9,820	9,820
Other credits	4,165	4,164
Operating lease liabilities	1,037	566
Stock-based compensation	1,164	476
Property and equipment and intangible assets	—	653
Capitalized research and development	912	—
Accruals and reserves	133	387
Gross non-current deferred tax assets	55,014	48,469
Right-of-use assets, operating leases	(1,037)	(471)
Property and equipment and intangible assets	(23)	—
Total non-current deferred tax liabilities	(1,060)	(471)
Total deferred tax assets	53,954	47,998
Valuation allowance	(53,924)	(47,915)
Net deferred tax assets (liabilities)	$30	$83

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

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $151,712 and $132,925, respectively. The federal net operating loss carryforward will begin expiring in 2027 and the state net operating loss carryforward began expiring in 2022. As of December 31, 2022, the Company had federal and state research and development credits of approximately $6,123 and $6,451, respectively. The federal research and development credits will begin expiring in 2026. The state research and development credits are not currently subject to expiration.

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2022 and 2021 (except for the deferred income tax assets associated with certain of the Company’s foreign subsidiaries). The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred income tax assets will not be realized (except for those associated with certain of the Company's foreign subsidiaries). The valuation allowance increased by $6,009 and $4,547 for the years ended December 31, 2022, and December 31, 2021, respectively.

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

Uncertain Tax Positions

As of December 31, 2022 and 2021, the Company had uncertain tax positions of $985 and $1,079, respectively, that if recognized would impact the annual effective tax rate. During 2022 and 2021, the Company did not have any material interest or penalties related to uncertain tax positions. The aggregate changes in the balance of gross uncertain tax positions were as follows:

Ending balance as of December 31, 2020	$9,347
Decrease in balances related to lapses in statutes of limitations	(292)
Ending balance as of December 31, 2021	9,055
Decrease in balances related to lapses in statutes of limitations	(94)
Ending balance as of December 31, 2022	$8,961

The Company does not anticipate that the amount of uncertain tax positions relating to tax positions existing at December 31, 2022 will materially increase or decrease within the next twelve months.

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

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2022	2021
Numerator:
Net loss available to common stockholders	$(18,227)	$(12,944)
Denominator:
Weighted average number of shares, basic and diluted	15,891	12,846
Net loss per share available to common stockholders:
Basic and diluted net loss per common share available to common stockholders	$(1.15)	$(1.01)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2022	2021
Options to purchase common stock	337	383
Unvested RSUs	1,814	1,542
Total	2,151	1,925

14. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

15. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of December 31, 2022, no material amounts are recorded related to legal proceedings on the consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2022 and 2021.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2022 and 2021.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees in the United States. The Company made contributions to this plan of $91 in 2022 and made no contributions to this plan in 2021.

The Company also sponsors a statutorily required defined contribution pension plan covering all employees in the United Kingdom. The Company made contributions to this plan of $69 and $74 for the years ended December 31, 2022 and 2021, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Christopher A. Lien	Chief Executive Officer and Director	February 23, 2023
Christopher A. Lien	(Principal Executive Officer)

/s/ Robert Bertz	Chief Financial Officer	February 23, 2023
Robert Bertz	(Principal Financial and Accounting Officer)

/s/ Brian Kinion	Director	February 23, 2023
Brian Kinion

/s/ L. Gordon Crovitz	Director	February 23, 2023
L. Gordon Crovitz

/s/ Donald Hutchison	Director	February 23, 2023
Donald Hutchison

/s/ Daina Middleton	Director	February 23, 2023
Daina Middleton

/s/ Diena Lee Mann	Director	February 23, 2023
Diena Lee Mann