Form 10-Q
period 2023-03-31
MARIN SOFTWARE INC
filed 2023-05-04
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 17,248,081 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At March 31,	At December 31,
	2023	2022*
Assets
Current assets:
Cash and cash equivalents	$23,716	$27,957
Accounts receivable, net	4,054	4,521
Prepaid expenses and other current assets	1,653	2,016
Total current assets	29,423	34,494
Property and equipment, net	3,398	3,213
Right-of-use assets, operating leases	3,606	3,844
Other non-current assets	567	533
Total assets	$36,994	$42,084
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,208	$1,011
Accrued expenses and other current liabilities	3,178	3,513
Operating lease liabilities	1,749	1,645
Total current liabilities	6,135	6,169
Operating lease liabilities, non-current	1,857	2,199
Other long-term liabilities	1,017	1,002
Total liabilities	9,009	9,370
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value - 142,857 shares authorized, 17,240 and 17,226 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	17	17
Additional paid-in capital	357,055	355,996
Accumulated deficit	(328,117)	(322,334)
Accumulated other comprehensive loss	(970)	(965)
Total stockholders’ equity	27,985	32,714
Total liabilities and stockholders’ equity	$36,994	$42,084

* Derived from the Company’s audited consolidated financial statements as of December 31, 2022.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues, net	$4,583	$5,161
Cost of revenues	3,240	3,328
Gross profit	1,343	1,833
Operating expenses
Sales and marketing	2,025	1,787
Research and development	2,942	2,917
General and administrative	2,336	2,469
Total operating expenses	7,303	7,173
Loss from operations	(5,960)	(5,340)
Other income, net	225	3,402
Loss before income taxes	(5,735)	(1,938)
Provision for income taxes	48	61
Net loss	(5,783)	(1,999)
Foreign currency translation adjustments	(5)	3
Comprehensive loss	$(5,788)	$(1,996)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(0.34)	$(0.13)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	17,235	15,537

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2022	17,226	$17	$355,996	$(322,334)	$(965)	$32,714
Issuance of common stock from vesting of restricted stock units (Note 7)	14	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(10)	—	—	(10)
Stock-based compensation expense	—	—	1,069	—	—	1,069
Net loss	—	—	—	(5,783)	—	(5,783)
Foreign currency translation adjustments	—	—	—	—	(5)	(5)
Balances at March 31, 2023	17,240	$17	$357,055	$(328,117)	$(970)	$27,985

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2021	15,532	$15	$351,394	$(304,107)	$(1,044)	$46,258
Issuance of common stock from vesting of restricted stock units (Note 7)	11	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(29)	—	—	(29)
Stock-based compensation expense	—	—	883	—	—	883
Net loss	—	—	—	(1,999)	—	(1,999)
Foreign currency translation adjustments	—	—	—	—	3	3
Balances at March 31, 2022	15,543	$15	$352,248	$(306,106)	$(1,041)	$45,116

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(5,783)	$(1,999)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	11	179
Amortization of internally developed software	419	542
Amortization of deferred costs to obtain and fulfill contracts	94	83
Forgiveness of Paycheck Protection Program loan	—	(3,117)
Interest expense	—	3
Loss on disposals of property and equipment and right-of-use assets	—	1
Unrealized foreign currency losses	4	26
Stock-based compensation related to equity awards	1,032	857
Provision for bad debts	(279)	20
Net change in operating leases	—	(134)
Deferred income tax benefits	—	(83)
Changes in operating assets and liabilities
Accounts receivable	734	291
Prepaid expenses and other assets	232	616
Accounts payable	194	(238)
Accrued expenses and other liabilities	(350)	(1,629)
Net cash used in operating activities	(3,692)	(4,582)
Investing activities:
Purchases of property and equipment	—	(12)
Capitalization of internally developed software	(579)	(486)
Net cash used in investing activities	(579)	(498)
Financing activities:
Repayment of Paycheck Protection Program loan	—	(203)
Employee taxes paid for withheld shares upon equity award settlement	(10)	(12)
Proceeds from employee stock purchase plan, net	18	21
Net cash provided by (used in) financing activities	8	(194)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	22	(27)
Net decrease in cash and cash equivalents and restricted cash	(4,241)	(5,301)
Cash and cash equivalents and restricted cash:
Beginning of period	27,957	47,057
End of the period	$23,716	$41,756
Supplemental disclosures of non-cash investing and financing activities:
Forgiveness of Paycheck Protection Program loan	$—	$3,117

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for other interim periods or future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2022 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on February 23, 2023.

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006. The Company incurred a net loss of $5,783 for the three months ended March 31, 2023 and a net loss of $18,227 for the year ended December 31, 2022. As of March 31, 2023, the Company had an accumulated deficit of $328,117. The Company had cash and cash equivalents of $23,716 as of March 31, 2023. Management expects to incur additional losses and experience negative operating cash flows in the future. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based on the funds it has available as of the date of the filing of this report and the effective implementation of cost saving measures that the Company believes is probable it will achieve, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. The Company’s ability to achieve its business objectives and to continue to meet its obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including the extent of customer acceptance, adoption and use of its MarinOne platform and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although the Company has pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. The Company’s ability to continue as a going concern is substantially dependent upon its ability to reduce its expenses, enter into strategic partnerships, improve customer retention rates and increase new bookings. If the Company is unable to raise sufficient additional capital or unable to consummate other strategic agreements, it is probable that the Company may be required to initiate further cost savings activities.

In August 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this 2021 registration statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility pursuant to which it may be able to issue and sell shares of its common stock. During the year ended December 31, 2022, the Company sold 1,073 shares of its common stock under this new equity distribution agreement and received proceeds of approximately $1,333, net of offering costs of $95, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, the Company adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50,000 to approximately $22,800 based on the market capitalization of the Company on the date it filed its Annual Report on Form 10-K for the year ended December 31, 2021. The Company cannot provide any assurance that it will be able to raise any additional financing under this facility. The Company’s ability to raise any additional financing under this facility may be adversely affected if the Company’s common stock is delisted from Nasdaq.

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

Allowances for Credit Losses and Revenue Credits

The Company performs a regular review of its customers’ payment histories and associated credit risks and it generally does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. The Company maintains an allowance for credit losses which reflects its best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. General reserves are maintained on a collective basis by considering factors such as historical experience, the age of the receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions.

The activity in the Company’s allowance for credit losses for the three months ended March 31, 2023 is summarized as follows (in thousands):

Total
Balance at December 31, 2022	$736
Current period provision for expected losses	1
Write-offs charged against allowance	(157)
Balance at March 31, 2023	$580

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of March 31, 2023, and December 31, 2022, the Company recorded an allowance for potential customer credits in the amount of $87 and $110, respectively.

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

Accounting Pronouncement Adopted in 2023

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326), using the modified retrospective transition method. Upon adoption, we changed our impairment model to utilize a forward-looking current expected credit losses model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily the Company’s accounts receivable. The cumulative effect from adoption was immaterial to the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncement Not Yet Effective

None.

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

Subscription

The Company’s subscription contracts provide advertisers with access to the Company’s advertising management platform. Advertisers do not have the right to take possession of the software supporting the services at any time. These contracts are generally one year or less in length, though certain contracts extend up to two years. The subscription fee under most contracts consists of the greater of a minimum monthly platform fee or variable consideration based on the volume of advertising spend managed through the Company’s platform at the contractual percentage of spend. The variable portion generally includes tiered pricing, whereby the percentage of spend charged decreases as the value of advertising spend increases. The tiered pricing generally resets monthly and is consistent throughout the contract term. The Company has concluded that this volume-based pricing approach does not constitute a future material right as the pricing tiers are consistent throughout the term of the contract and similar pricing is typically offered to similar classes of customers within the same geographical areas and markets. Certain subscription contracts consist of only a flat monthly platform fee. Subscription fees are generally invoiced on a monthly basis in arrears based on the actual amount of advertising spend managed on the platform. In certain limited circumstances, the Company will invoice an advertiser in advance for the contractual minimum monthly platform fee for a defined future period, which is typically three to 12 months.

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2023 were as follows:

Subscription Services Revenues
2023 (remaining nine months)	$511
2024	189
Total	$700

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

Strategic Agreements

The Company has entered into long-term strategic agreements with certain leading search publishers which are generally billed on a quarterly basis.

In September 2021, the Company entered into a new revenue share agreement with Google, which has a scheduled three-year term that commenced on October 1, 2021 (the "New Google Revenue Share Agreement") and continues through September 30, 2024. This agreement is similar to the original revenue share agreement that the Company entered into with Google in 2018 in that the Company is eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform and in that the Company is required to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the New Google Revenue Share Agreement using the most likely method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognized revenues from the New Google Revenue Share Agreement of $1,788 and $1,788 for the three months ended March 31, 2023 and 2022, respectively.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended March 31,
	2023	2022
United States of America	$3,655	$3,956
United Kingdom	546	631
Other (1)	382	574
Total revenues, net	$4,583	$5,161

(1)
No individual country within the “Other” category accounted for 10% or more of revenues for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended March 31,
	2023	2022
Subscriptions	$2,801	$3,363
Strategic agreements	1,782	1,798
Total revenues, net	$4,583	$5,161

Advertisers from outside of the United States represented 20% and 23% of total revenues for the three months ended March 31, 2023 and 2022, respectively. The New Google Revenue Share Agreement accounted for approximately 39% and 35% of the Company's total revenues for the three months ended March 31, 2023 and 2022, respectively. Additionally, a customer for the Company's subscription services accounted for approximately 11% of total revenues and an advertising agency customer accounted for approximately 12% of total revenues for the three months ended March 31, 2023. There were no additional customers representing greater than 10% of the Company's revenues for the three months ended March 31, 2023 or 2022.

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for credit losses and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for credit losses and revenue credits, as of March 31, 2023 and December 31, 2022 are presented in the accompanying condensed consolidated balance sheets and was $4,324 as of March 31, 2022. Included in the balance of accounts receivable, net as of March 31, 2023 and December 31, 2022, respectively, were receivables of $1,788 related to the New Google Revenue Share Agreement, which represented 44% and 40%, respectively, of accounts receivable, net.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying condensed consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in the three months ended March 31, 2023 and 2022.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the three months ended March 31, 2023 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2022	$344	$131
Costs deferred	66	19
Amortization	(66)	(28)
Balances at March 31, 2023	$344	$122

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		March 31,	December 31,
	Estimated Useful Life	2023	2022
Software, including internally developed software	3 years	$33,689	$33,073
Computer equipment	3 to 4 years	18,416	18,622
Leasehold improvements	Shorter of useful life or lease term	512	512
Office equipment, furniture and fixtures	3 to 5 years	94	630
Total property and equipment		52,711	52,837
Less: Accumulated depreciation and amortization		(49,313)	(49,624)
Property and equipment, net		$3,398	$3,213

Amortization of internally developed software and depreciation for the three months ended March 31, 2023 and 2022 was $430 and $721, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	March 31,	December 31,
	2023	2022
Accrued salary and payroll-related expenses	$1,302	$1,460
Accrued liabilities	601	535
Income taxes payable	506	464
Advanced billings and customer credits (1)	741	1,016
Other	28	38
Total accrued expenses and other current liabilities	$3,178	$3,513

(1) During the three months ended March 31, 2023 the Company wrote off customer credit balances of approximately $300 as a credit to bad debt expense.

4. Borrowing

In April 2020, the Company entered into an original loan agreement with Harvest Small Business Finance, LLC as the lender (“Lender”) for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the U.S. Small Business Administration (the “SBA”). The Loan was originally evidenced by a Note dated effective as of April 2020, but such Note was replaced by a Note with substantially the same terms, but with an updated effective date of May 2020 to account for a delay in disbursement of funds. The Loan matured two years from the date of first disbursement of the Loan, which occurred in May 2020. The Company received the loan proceeds on May 12, 2020. The Loan accrued interest at a rate of 1% per annum. Initially, all payments were deferred through the ten-month anniversary of the date of the Note. The Paycheck Protection Flexibility Act of 2020, P.L. 116-142, extended the deferral period for loan payment to the date that SBA remits the borrower’s loan forgiveness amount to the Lender. The PPP provides that borrowers may apply for forgiveness of amounts due under the Loan, with the amount of potential Loan forgiveness to be calculated based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 10-week period beginning on the date of first disbursement of the Loan. An aggregate principal amount of $3,117 of the Loan was forgiven in January 2022 and the Company repaid the remaining outstanding balance of approximately $200 in February 2022. The Company recognized a non-cash gain of $3,117 within Other income, net in the accompanying condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022.

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

6. Shelf Registration and At-the-Market Offering

On August 3, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this 2021 registration statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility, pursuant to which, the Company may be able to issue and sell shares of the Company common stock. During the year ended December 31, 2022, the Company sold 1,073 shares of its common stock under this new equity distribution agreement and received proceeds of approximately $1,333, net of offering costs of $95 at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, the Company adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50,000 to approximately $22,800 based on the market capitalization of the Company on the date it filed its Annual Report on Form 10-K for the year ended December 31, 2021.

7. Equity Award Plans

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options. In February 2013 the Board adopted and the stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which became effective on March 21, 2013. At that time, the Company ceased to grant equity awards under the 2006 Plan. Under the 2013 Plan, 643 shares of common stock were originally reserved for issuance. Additionally, all reserved and unissued shares under the 2006 Plan were eligible for issuance under the 2013 Plan. The 2013 Plan authorized the award of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards and stock bonuses to the Company’s employees, directors, consultants, independent contractors and advisors. On January 1 of each calendar year through 2023, the number of shares of common stock reserved under the 2013 Plan automatically increased by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. Pursuant to terms of the 2013 Plan, the shares available for issuance increased by 861 shares of common stock on January 1, 2023. The 2013 Plan has expired in accordance with its terms and the Company has ceased granting awards under this plan.

On March 24, 2023, the Board approved the Amended and Restated 2013 Equity Incentive Plan ("Amended and Restated Plan") under which incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses may be awarded to the Company’s employees, directors, consultants, independent contractors and advisors. Under the Amended and Restated Plan, 425 shares of common stock have been reserved for issuance. Additionally, shares that cease to be subject to equity awards that have been granted under the 2006 Plan and the 2013 Plan are eligible for issuance under the Amended and Restated Plan. On January 1 of each calendar year through 2033, the number of shares of common stock reserved under the Amended and Restated Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. The Amended and Restated Plan is subject to approval by the Company's stockholders within 12 months of the Board approval date, and no shares can be issued under the plan until such stockholder approval has been received. The Company is seeking stockholder approval of the Amended and Restated Plan at its 2023 annual stockholder meeting to be held on May 18, 2023.

Stock Options

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2022	337	$19.59	4.45	$—
Options forfeited and cancelled	(8)	84.29	—	—
Balances at March 31, 2023	329	18.03	4.31	—
Options exercisable	314	18.70	4.22	—
Options vested	314	18.70	4.22	—
Options vested and expected to vest	329	18.03	4.31	—

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2022	1,814	$2.99
RSUs granted	1,464	1.24
RSUs vested	(14)	3.34
RSUs cancelled and withheld to cover taxes	(29)	3.13
Granted and unvested at March 31, 2023	3,235	$2.19

Employee Stock Purchase Plan

In February 2013, the Board and stockholders approved the 2013 Employee Stock Purchase Plan (“2013 ESPP”), under which 143 shares of common stock were originally reserved for issuance. The 2013 ESPP became effective on March 22, 2013. The 2013 ESPP generally provides for six-month purchase periods ending in May and November and the purchase price for shares of common stock purchased under the 2013 ESPP is 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. On January 1 of each calendar year following the first offering date, the number of shares reserved under the 2013 ESPP automatically increased by an amount equal to 1% of the total outstanding shares as of immediately preceding December 31, but not to exceed 100 shares. Pursuant to terms of the 2013 ESPP, the shares available for issuance increased by 100 shares on January 1, 2023. The 2013 ESPP has expired in accordance with its terms.

On March 24, 2023, the Board approved the Amended and Restated 2013 Employee Stock Purchase Plan ("Amended and Restated ESPP") which provides for six-month purchase periods ending in May and November of each year with the purchase price for each share of common stock purchased being 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. Under the Amended and Restated ESPP, 432 shares of common stock have been reserved for issuance. The Amended and Restated Plan is subject to approval by the stockholders within 12 months of the Board approval date, and no shares can be issued under the plan until such stockholder approval has been received. The Company is seeking stockholder approval of the Amended and Restated ESPP at our 2023 annual stockholder meeting to be held on May 18, 2023.

8. Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$124	$124
Sales and marketing	165	175
Research and development	270	224
General and administrative	473	334
Total	$1,032	$857

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. Stock-based compensation capitalized as internally developed software was $37 and $26 for the three months ended March 31, 2023 and 2022, respectively.

Stock Options

There were no grants or exercises of stock options during the three months ended March 31, 2023 and 2022.

Compensation expense, net of forfeitures, is recognized ratably over the requisite service period. As of March 31, 2023, unrecognized compensation expense related to stock options was immaterial.

RSUs

As of March 31, 2023, there was $4,293 of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.6 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of March 31, 2023, the weighted-average rate used in discounting the lease liabilities for ROU operating leases was 6.0%. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheets. The Company recognizes the expense for operating leases on straight-line basis over the lease term. As of March 31, 2023, the weighted-average remaining lease term for ROU operating leases was 2.0 years.

As of March 31, 2023 and December 31, 2022 the Company had net operating lease ROU assets of $3,606 and $3,844, respectively. Operating lease costs, consisting primarily of rental expense, were approximately $503 and $1,296 for the three months ended March 31, 2023 and 2022, respectively. Variable rent expense was not significant for the three months ended March 31, 2023 or 2022.

The maturities of operating lease liabilities as of March 31, 2023 are as follows:

2023 (remaining nine months)	1,431
2024	1,908
2025	477
Total lease payments	3,816
Less: Amount representing imputed interest	(210)
Present value of lease liabilities	3,606
Less: Current portion of lease liabilities	(1,749)
Non-current portion of lease liabilities	$1,857

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$504	$1,417
ROU assets obtained in exchange for lease liabilities:	$161	$—

Subleases

The Company sublet portions of its San Francisco office space under an agreement that expired in July 2022. Income from subleases is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income was $271 for the three months ended March 31, 2022.

10. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

The Company's income tax provision for the three months ended March 31, 2023 was $48 on pre-tax losses of $5,735. For the three months ended March 31, 2023, the Company's effective tax rate varies from the federal income tax rate primarily due to valuation allowances in the United States and taxable income generated by certain of the Company's foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three months ended March 31, 2023 and 2022, the Company did not recognize any material interest or penalties related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss available to common stockholders	$(5,783)	$(1,999)
Denominator:
Weighted average number of shares, basic and diluted	17,235	15,537
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.34)	$(0.13)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	329	381
Unvested RSUs	3,235	1,547
Total	3,564	1,928

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

13. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of March 31, 2023, no material amounts were recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of March 31, 2023 and the audited consolidated balance sheet as of December 31, 2022.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of March 31, 2023 or December 31, 2022.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14. Subsequent Event

The Company's common stock is listed on The Nasdaq Global Market, or Nasdaq. One of Nasdaq’s listing requirements is that the Company's shares maintain a minimum bid price of at least $1.00. The Company received a deficiency notice from Nasdaq on April 26, 2023, advising that the closing bid price of its stock for the previous 30 consecutive business days was below the $1.00 minimum bid price requirement and, therefore, no longer satisfied this Nasdaq requirement.

In accordance with Nasdaq rules, the Company has until October 23, 2023 (180 calendar days from the date of the Nasdaq deficiency notice) to regain compliance with the minimum bid price requirement. If at any time during the 180-day period, the bid price of the Company's common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, the Company expects that Nasdaq would provide a written confirmation of compliance and the matter will be closed. Alternatively, if the Company fails to regain compliance with the minimum bid price requirement prior to the expiration of the initial period, it may be eligible for an additional 180 calendar day compliance period, provided that it transfers its listing of its common stock to the Nasdaq Capital Market and meets certain other conditions. In the event that the Company does not regain compliance with the minimum bid price requirement prior to the expiration of the initial period, and if it appears to Nasdaq that it will not be able to cure the deficiency, or if the Company is not otherwise eligible to transfer its common stock to the Nasdaq Capital Market, the Company expects Nasdaq will provide it with written notification that its securities are subject to delisting from The Nasdaq Global Market. At that time, the Company may appeal the delisting determination to a hearings panel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”), on February 23, 2023. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements

Overview

We are a leading provider of digital marketing solutions for search, social, and eCommerce advertising channels, offered as a unified software-as-a-service, or SaaS, advertising management platform for performance-driven advertisers and agencies. Our platform, MarinOne, is an analytics, workflow and optimization solution for marketing professionals, enabling them to maximize the performance of their digital advertising spend. We market and sell our solutions to advertisers directly and through leading advertising agencies, and our customers collectively manage billions of dollars in advertising spend on our platform globally across a wide range of industries. We believe this makes us one of the largest providers of independent advertising cloud solutions. Our software solution is designed to help our customers:

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

Our long-term strategic agreements have historically included multi-year terms and are invoiced quarterly. Our strategic agreement with Google was initially entered into in December 2018 with an effective date of October 1, 2018 and included both a fixed baseline amount and a variable portion based on a percentage of relevant advertising search spend above the baseline threshold that runs through our technology platform (the "Original Google Revenue Share Agreement"). The Original Google Revenue Share Agreement expired on September 30, 2021. In September 2021, we entered into a new revenue share agreement with Google, with an effective date of October 1, 2021 (the “New Google Revenue Share Agreement”) for a three-year term continuing until September 30, 2024. Under this New Google Revenue Share Agreement, we are eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Our other long-term strategic agreements are generally variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 20% and 23% of total revenues for the three months ended March 31, 2023 and 2022, respectively. The New Google Revenue Share Agreement accounted for approximately 39% and 35% of our total revenues for the three months ended March 31, 2023 and 2022, respectively. Additionally, a customer for our subscription-based services accounted for approximately 11% of total revenues and an advertising agency customer accounted for approximately 12% of total revenues for the three months ended March 31, 2023.

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

	Three Months Ended March 31,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$4,583	100%	$5,161	100%
Cost of revenues	3,240	71	3,328	64
Gross profit	1,343	29	1,833	36
Operating expenses
Sales and marketing	2,025	44	1,787	35
Research and development	2,942	64	2,917	57
General and administrative	2,336	51	2,469	48
Total operating expenses	7,303	159	7,173	139
Loss from operations	(5,960)	(130)	(5,340)	(103)
Other income, net	225	5	3,402	66
Loss before income taxes	(5,735)	(125)	(1,938)	(38)
Provision for income taxes	48	1	61	1
Net loss	$(5,783)	(126)%	$(1,999)	(39)%

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenues, net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenues, net	$4,583	$5,161	$(578)	(11)%

Revenues, net, for the three months ended March 31, 2023 decreased $0.6 million, or 11%, as compared to the corresponding period in 2022. The decrease was primarily due to customer turnover that was not fully offset by new customer bookings. Revenues, net from our customers located in the United States represented 80% and 77% of total revenues, net for the three months ended March 31, 2023 and 2022, respectively. Revenues, net from Google Revenue Share Agreements accounted for 39% and 35% of total revenues, net for the three months ended March 31, 2023 and 2022, respectively.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenues	$3,240	$3,328	$(88)	(3)%
Gross profit	1,343	1,833	(490)	(27)
Gross profit percentage	29%	36%

Cost of revenues for the three months ended March 31, 2023 decreased less than $0.1 million as compared to the corresponding period in 2022. The decrease reflects lower facilities and hosting costs of $0.4 million offset by higher personnel costs resulting from a higher number of full-time personnel in 2023.

Our gross margin decreased to 29% for the three months ended March 31, 2023 as compared to 36% for the corresponding period in 2022. This was primarily due to the lower revenue in 2023 compared to 2022.

Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Sales and marketing	$2,025	$1,787	$238	13%
Percent of revenues, net	44%	35%

Sales and marketing expenses for the three months ended March 31, 2023 increased $0.2 million, or 13%, as compared to the corresponding period in 2022. The increase was primarily due to higher marketing program costs of $0.3 million related to investments in advertising in 2023.

Research and Development

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$2,942	$2,917	$25	1%
Percent of revenues, net	64%	57%

Research and development expenses for the three months ended March 31, 2023 increased less than $0.1 million as compared to the corresponding period in 2022. The increase was primarily due to higher personnel-related costs of $0.3 million resulting from higher stock-based compensation expense and increased headcount offset by lower facilities and information technology costs of $0.3 million.

General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative	$2,336	$2,469	$(133)	(5)%
Percent of revenues, net	51%	48%

General and administrative expenses for the three months ended March 31, 2023 decreased $0.1 million, or 5%, as compared to the corresponding period in 2022. This decrease was due to lower bad debt expense of $0.3 million primarily due to the write off of certain customer credit balances, and lower depreciation expense of $0.2 million. These decreases were partially offset by higher personnel costs of $0.2 million resulting from higher stock-based compensation expense and increased headcount, and higher professional fees of $0.2 million.

Other Income, Net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Other income, net	$225	$3,402	$(3,177)	(93)%

Other income, net, primarily consists of sublease income as well as foreign currency transaction gains and losses and interest income and expense. Additionally, 2022 included a gain of $3.1 million from PPP loan forgiveness recognized during the period. Also contributing to the decrease was lower sublease income of $0.3 million partially offset by higher interest income of $0.2 million. Foreign currency transaction gains and losses and interest income and expense were not material in 2023 or 2022.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$48	$61	$(13)	(21)%

The income tax provision for the three months ended March 31, 2023 was primarily due to valuation allowances in the United States and taxable income generated by certain of our foreign wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through December 2022, we raised total net proceeds of $52.1 million from at-the-market offering programs administered by JMP Securities, and in 2020 we received proceeds of $3.3 million from a loan through the PPP, of which $3.1 million was forgiven. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of March 31, 2023, our principal source of liquidity was our cash and cash equivalents of $23.7 million. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain cash balances in our foreign subsidiaries. As of March 31, 2023, we had $23.7 million of cash and cash equivalents in aggregate, of which $0.7 million was held by our foreign subsidiaries. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

On August 3, 2021, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100.0 million. As part of this 2021 registration statement, we entered into a third equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. During the year ended December 31, 2022, we sold 1.1 million shares of our common stock under this new equity distribution agreement and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current ”at-the-market” securities offering facility from $50.0 million to approximately $22.8 million based on our market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021. We cannot provide any assurance that we will be able to raise any additional financing under this facility. Our ability to raise any additional financing under this facility may be adversely affected if our common stock is delisted from Nasdaq. For more information regarding our compliance with Nasdaq listing standards, please refer below to “Risk Factors—Risks Related to the Ownership of Our Common Stock—If we cannot regain compliance with the continued listing requirements of The Nasdaq Global Market, or Nasdaq, Nasdaq may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.”

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We incurred a net loss of $5,783 for the three months ended March 31, 2023 and a net loss of $18,227 for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $328,117. We had cash and cash equivalents of $23,716 as of March 31, 2023. Management expects to incur additional losses and experience negative operating cash flows in the future.

Based on the funds we have available as of the date of the filing of this report and the effective implementation of cost saving measures that we believe are probable we will achieve, we believe that we have sufficient capital to fund our current business plans and obligations over, at least, 12 months from the date that this report has been filed. Our ability to achieve our business objectives and to continue to meet our obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including the extent of customer acceptance, adoption and use of our MarinOne platform and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although we have pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Our ability to continue as a going concern is substantially dependent upon our ability to reduce our expenses, enter into strategic partnerships, improve customer retention rates and increase new bookings. If we are unable to raise sufficient additional capital or are unable to consummate other strategic agreements, it is probable that we may be required to initiate further cost savings activities.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(3,692)	$(4,582)
Net cash used in investing activities	(579)	(498)
Net cash provided by (used in) financing activities	8	(194)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	22	(27)
Net decrease in cash and cash equivalents and restricted cash	$(4,241)	$(5,301)

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

Cash used in operating activities for the three months ended March 31, 2023 of $3.7 million was primarily the result of a net loss of $5.8 million, adjusted for non-cash (income) expenses of $1.3 million, primarily consisting of depreciation and amortization, stock-based compensation expense and provision for bad debts and a $0.8 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $0.7 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.2 million due to the timing of related disbursements; and (3) a net decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.2 million due primarily to the timing of related disbursements.

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

Investing Activities

During the three months ended March 31, 2023 and 2022 investing activities primarily consisted of capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was less than $0.1 million.

Cash used in financing activities for the three months ended March 31, 2022 was $0.2 million primarily from our $0.2 million repayment of the PPP loan.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2023 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2022 filed with the SEC on February 23, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We believe the estimates, assumptions and judgments involved in revenue recognition, accounting for income taxes, and reserving for credit losses have the greatest potential impact on our unaudited condensed consolidated financial statements and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.

There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year 2022 filed with the SEC on February 23, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the three months ended March 31, 2023 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

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

Risks Related to the Ownership of Our Common Stock

•
The closing price of our common stock on Nasdaq has been below $1.00 for more than 30 consecutive business days. As a result, we have received a deficiency notice from Nasdaq advising that we are not in compliance with a continued listing requirement. If we cannot regain compliance with the continued listing requirements of The Nasdaq Global Market, The Nasdaq Global Market may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $18.2 million during the year ended December 31, 2022 and a net loss of $5.8 million during the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $328.1 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments designed to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Our revenues have decreased over the last several years, decreasing from $30.0 million in 2020 to $24.4 million in 2021 and to $20.0 million in 2022. To increase revenues, we need to sell our services to more new customers and improve customer retention, which may also increase revenue earned from our revenue share agreements. Many of our efforts to generate revenues from our business are new and unproven and may be exacerbated by the effects of any worsening of general macroeconomic conditions, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. We do not expect to be profitable in 2023 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, continue the deployment of MarinOne, and improve our operating infrastructure. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through further issuance of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, during the year ended December 31, 2021, we sold 5.5 million shares of our common stock under equity distribution agreements with JMP Securities LLC, or JMP Securities, and received proceeds of approximately $41.7 million, net of offering costs of $1.5 million, at a weighted average sales price of $7.85 per share. The 5.5 million shares of our common stock that we issued under the equity distribution agreements during 2021 increased the number of outstanding shares of our common stock by approximately 57%, resulting in dilution to the percentage ownership of our previously existing stockholders. Additionally, during the year ended December 31, 2022, we sold 1.1 million shares of our common stock under a new equity distribution agreement with JMP Securities for the sale of up to $50.0 million of new securities in an “at-the-market” common stock offering facility and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021. We cannot provide any assurance that we will be able to raise any additional financing under this facility. Our ability to raise any additional financing under this facility may be adversely affected if our common stock is delisted from The Nasdaq Global Market, or Nasdaq. For more information regarding our compliance with Nasdaq listing standards, please refer below to “Risks Related to the Ownership of Our Common Stock—If we cannot regain compliance with the continued listing requirements of The Nasdaq Global Market, or Nasdaq, Nasdaq may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.”

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

Additionally, our equity incentive plan expired in accordance with its terms in 2023. In March 2023, our Board of Directors approved an Amended and Restated 2013 Equity Incentive Plan, which is subject to approval by our stockholders within 12 months of the Board approval date, and no shares can be issued under the plan until such stockholder approval has been received. We are seeking stockholder approval of the Amended and Restated 2023 Equity Incentive Plan at our 2023 annual stockholder meeting to be held on May 18, 2023. If we fail to obtain stockholder approval for the Amended and Restated 2023 Equity Incentive Plan, we will be very limited in our use of equity as new hire compensation, which would adversely affect our ability to attract and retain employees through equity incentives.

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

Risks Related to the Ownership of Our Common Stock

If we cannot regain compliance with the continued listing requirements of Nasdaq, Nasdaq may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Nasdaq’s listing standards generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, and we cannot assure you that we will be able to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. We received a deficiency notice from Nasdaq on April 26, 2023, advising that the closing bid price of our stock for the previous 30 consecutive business days was below the $1.00 minimum bid price requirement and, therefore, we no longer satisfied this Nasdaq requirement. As of April 28, 2023, the closing price of our common stock on Nasdaq was $0.76.

In accordance with Nasdaq rules, we have until October 23, 2023 (180 calendar days from the date of the Nasdaq deficiency notice) to regain compliance with the minimum bid price requirement. If at any time during the 180-day period, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, we expect that Nasdaq would provide us with a written confirmation of compliance and the matter will be closed. Alternatively, if we fail to regain compliance with the minimum bid price requirement prior to the expiration of the initial period, we may be eligible for an additional 180 calendar day compliance period, provided that we transfer our listing of our common stock to the Nasdaq Capital Market and meet certain other conditions. In the event that we do not regain compliance with the minimum bid price requirement prior to the expiration of the initial period, and if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are not otherwise eligible to transfer our common stock to the Nasdaq Capital Market, we expect Nasdaq will provide us with written notification that our securities are subject to delisting from The Nasdaq Global Market. At that time, we may appeal the delisting determination to a hearings panel.

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

Such a de-listing would likely have an adverse effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event that we receive a deficiency notice from Nasdaq or our stock is de-listed, we would discuss with Nasdaq plans to restore our compliance with the listing requirements and may take actions to restore our compliance, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed or to become listed again, would stabilize the market price or improve the liquidity or trading volume of our common stock, would prevent our common capitalization and stockholder’s equity from dropping below the Nasdaq minimum requirements, or would prevent other future non-compliance with Nasdaq’s continued listing requirements.

The market price of our common stock has been highly volatile and may continue to be subject to wide fluctuations due to circumstances beyond our control, which could result in stockholders incurring losses on their investments and subject us to litigation.

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to the date of this filing) has been volatile. From January 1, 2022 through March 31, 2023, the closing sales price of our common stock on The Nasdaq Global Market ranged from $0.85 to $4.53 per share. From April 1, 2023 through April 28, 2023, the closing sales price of our common stock on The Nasdaq Global Market ranged from $0.74 to $0.91 per share. Factors that may affect the market price of our common stock include:

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

Additionally, during the year ended December 31, 2022, we sold 1.1 million shares of our common stock under a new equity distribution agreement with JMP Securities for the sale of up to $50.0 million of new securities in an “at-the-market” common stock offering facility and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021. We cannot provide any assurance that we will be able to raise any additional financing under this facility. Our ability to raise any additional financing under this facility may be adversely affected if our common stock is delisted from Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1	Amended and Restated 2013 Equity Incentive Plan				X

10.2	Amended and Restated 2013 Employee Stock Purchase Plan				X

10.3	Compensation Recovery Policy				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

MARIN SOFTWARE INCORPORATED

Dated: May 4, 2023	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2023	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)