Form 10-Q
period 2023-06-30
MARIN SOFTWARE INC
filed 2023-08-08
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35838

Marin Software Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4647180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

149 New Montgomery Street, 4th Floor San Francisco, California (Address of Principal Executive Offices)	94105 (Zip Code)

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

As of July 28, 2023, the registrant had 17,792,999 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At June 30,	At December 31,
	2023	2022*
Assets
Current assets:
Cash and cash equivalents	$18,976	$27,957
Accounts receivable, net	3,992	4,521
Prepaid expenses and other current assets	1,363	2,016
Total current assets	24,331	34,494
Property and equipment, net	3,586	3,213
Right-of-use assets, operating leases	2,638	3,844
Other non-current assets	512	533
Total assets	$31,067	$42,084
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$891	$1,011
Accrued expenses and other current liabilities	3,270	3,513
Operating lease liabilities	1,473	1,645
Total current liabilities	5,634	6,169
Operating lease liabilities, non-current	1,164	2,199
Other long-term liabilities	1,015	1,002
Total liabilities	7,813	9,370
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value - 142,857 shares authorized, 17,723 and 17,226 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	18	17
Additional paid-in capital	358,259	355,996
Accumulated deficit	(334,034)	(322,334)
Accumulated other comprehensive loss	(989)	(965)
Total stockholders’ equity	23,254	32,714
Total liabilities and stockholders’ equity	$31,067	$42,084

* Derived from the Company’s audited consolidated financial statements as of December 31, 2022.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net	$4,360	$4,720	$8,943	$9,881
Cost of revenues	3,174	3,203	6,414	6,531
Gross profit	1,186	1,517	2,529	3,350
Operating expenses
Sales and marketing	1,935	1,588	3,960	3,375
Research and development	2,797	2,980	5,739	5,897
General and administrative	2,442	2,545	4,778	5,014
Total operating expenses	7,174	7,113	14,477	14,286
Loss from operations	(5,988)	(5,596)	(11,948)	(10,936)
Other income, net	215	297	440	3,699
Loss before income taxes	(5,773)	(5,299)	(11,508)	(7,237)
Provision for income taxes	144	75	192	136
Net loss	(5,917)	(5,374)	(11,700)	(7,373)
Foreign currency translation adjustments	(19)	38	(24)	41
Comprehensive loss	$(5,936)	$(5,336)	$(11,724)	$(7,332)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(0.34)	$(0.34)	$(0.68)	$(0.47)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	17,412	15,651	17,324	15,594

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at March 31, 2023	17,240	$17	$357,055	$(328,117)	$(970)	$27,985
Issuance of common stock from vesting of restricted stock units (Note 7)	470	1	—	—	—	1
Tax withholding related to vesting of restricted stock units	—	—	(95)	—	—	(95)
Issuance of common stock under employee stock purchase plan	13	—	6	—	—	6
Stock-based compensation expense	—	—	1,293	—	—	1,293
Net loss	—	—	—	(5,917)	—	(5,917)
Foreign currency translation adjustments	—	—	—	—	(19)	(19)
Balances at June 30, 2023	17,723	$18	$358,259	$(334,034)	$(989)	$23,254

	Three Months Ended June 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at March 31, 2022	15,543	$15	$352,248	$(306,106)	$(1,041)	$45,116
Issuance of common stock from vesting of restricted stock units (Note 7)	331	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(75)	—	—	(75)
Issuance of common stock under employee stock purchase plan	13	1	21	—	—	22
Stock-based compensation expense	—	—	824	—	—	824
Net loss	—	—	—	(5,374)	—	(5,374)
Foreign currency translation adjustments	—	—	—	—	38	38
Balances at June 30, 2022	15,887	16	353,018	(311,480)	(1,003)	40,551

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2022	17,226	$17	$355,996	$(322,334)	$(965)	$32,714
Issuance of common stock from vesting of restricted stock units (Note 7)	484	1	—	—	—	1
Tax withholding related to vesting of restricted stock units	—	—	(105)	—	—	(105)
Issuance of common stock under employee stock purchase plan	13	—	6	—	—	6
Stock-based compensation expense	—	—	2,362	—	—	2,362
Net loss	—	—	—	(11,700)	—	(11,700)
Foreign currency translation adjustments	—	—	—	—	(24)	(24)
Balances at June 30, 2023	17,723	$18	$358,259	$(334,034)	$(989)	$23,254

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2021	15,532	$15	$351,394	$(304,107)	$(1,044)	$46,258
Issuance of common stock from vesting of restricted stock units (Note 7)	342	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(104)	—	—	(104)
Issuance of common stock under employee stock purchase plan	13	1	21	—	—	22
Stock-based compensation expense	—	—	1,707	—	—	1,707
Net loss	—	—	—	(7,373)	—	(7,373)
Foreign currency translation adjustments	—	—	—	—	41	41
Balances at June 30, 2022	15,887	$16	$353,018	$(311,480)	$(1,003)	$40,551

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(11,700)	$(7,373)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14	378
Amortization of internally developed software	845	973
Amortization of deferred costs to obtain and fulfill contracts	187	171
Forgiveness of Paycheck Protection Program loan	—	(3,117)
Unrealized foreign currency losses	32	82
Stock-based compensation related to equity awards	2,285	1,657
Provision for bad debts	(390)	(63)
Net change in operating leases	—	(294)
Deferred income tax benefits	—	(77)
Changes in operating assets and liabilities
Accounts receivable	895	727
Prepaid expenses and other assets	479	748
Accounts payable	(125)	(253)
Accrued expenses and other liabilities	(265)	(1,851)
Net cash used in operating activities	(7,743)	(8,292)
Investing activities:
Purchases of property and equipment	—	(13)
Capitalization of internally developed software	(1,157)	(894)
Net cash used in investing activities	(1,157)	(907)
Financing activities:
Repayment of Paycheck Protection Program loan	—	(203)
Employee taxes paid for withheld shares upon equity award settlement	(83)	(95)
Proceeds from employee stock purchase plan, net	(3)	19
Net cash used in financing activities	(86)	(279)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	5	(97)
Net decrease in cash and cash equivalents and restricted cash	(8,981)	(9,575)
Cash and cash equivalents and restricted cash:
Beginning of period	27,957	47,057
End of the period	$18,976	$37,482
Supplemental disclosures of non-cash investing and financing activities:
Forgiveness of Paycheck Protection Program loan	$—	$3,117

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for other interim periods or future years.

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

Liquidity

The Company has incurred significant losses in each fiscal year since its incorporation in 2006. The Company incurred a net loss of $11,700 for the six months ended June 30, 2023 and a net loss of $18,227 for the year ended December 31, 2022. As of June 30, 2023, the Company had an accumulated deficit of $334,034. The Company had cash and cash equivalents of $18,976 as of June 30, 2023. Management expects to incur additional losses and experience negative operating cash flows in the future. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based on the funds it has available as of the date of the filing of this report and the effective implementation of cost saving measures that the Company believes is probable it will achieve, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. The Company’s ability to achieve its business objectives and to continue to meet its obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including the ability to decrease operating expenses and manage cash flows, the extent of customer acceptance, adoption and use of its MarinOne platform and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although the Company has pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. In July 2023, the Company commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce its operating expenses (the "2023 Restructuring Plan"). The 2023 Restructuring Plan is expected to result in the reduction of our global employees by approximately 64 employees, representing approximately 37% of the Company's global employees as of June 30, 2023. In addition, the Company expects to release 14 full-time-equivalent contractors, reducing its total full-time-equivalent employee and contractor workforce by approximately 40% from 195 to 117. The Company’s ability to continue as a going concern is substantially dependent upon its ability to reduce its expenses and manage its cash flows, including successfully implementing the 2023 Restructuring Plan, maintaining its strategic partnerships, improving customer retention rates and increasing new bookings. If the Company is unable to significantly decrease operating expenses, unable to maintain its strategic partnerships or unable to raise sufficient additional capital, it is probable that the Company may be required to initiate further cost savings activities.

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

The activity in the Company’s allowance for credit losses for the six months ended June 30, 2023 is summarized as follows (in thousands):

Total
Balance at December 31, 2022	$736
Current period provision for expected losses	9
Write-offs charged against allowance	(163)
Balance at June 30, 2023	$582

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of June 30, 2023, and December 31, 2022, the Company recorded an allowance for potential customer credits in the amount of $78 and $110, respectively.

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023 were as follows:

Subscription Services Revenues
2023 (remaining six months)	$521
2024	437
Total	$958

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

The Company evaluates the total amount of variable revenue share payments expected to be earned from the New Google Revenue Share Agreement using the most likely method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognized revenues from the New Google Revenue Share Agreement of $1,788 and $1,788 for the three months ended June 30, 2023 and 2022, respectively, and $3,575 and $3,575 for the six months ended June 30, 2023 and 2022, respectively.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States of America	$3,524	$3,730	$7,179	$7,686
United Kingdom	461	525	1,007	1,156
Other (1)	375	465	757	1,039
Total revenues, net	$4,360	$4,720	$8,943	$9,881

(1)
No individual country within the “Other” category accounted for 10% or more of revenues for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscriptions	$2,572	$2,926	$5,373	$6,289
Strategic agreements	1,788	1,794	3,570	3,592
Total revenues, net	$4,360	$4,720	$8,943	$9,881

Advertisers from outside of the United States represented 19% and 21% of total revenues for the three months ended June 30, 2023 and 2022, respectively, and 20% and 22% of total revenues for the six months ended June 30, 2023 and 2022, respectively. The New Google Revenue Share Agreement accounted for approximately 41% and 38% of the Company's total revenues for the three months ended June 30, 2023 and 2022, respectively and 40% and 36% for the six months ended June 30, 2023 and 2022, respectively. Additionally, two customers accounted for approximately 22% and 23% of total revenues for the three and six months ended June 30, 2023, respectively. No additional customers represented greater than 10% of the Company's revenues for the three and six months ended June 30, 2023 and 2022.

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for credit losses and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net of the allowances for credit losses and revenue credits, as of June 30, 2023 and December 31, 2022 are presented in the accompanying condensed consolidated balance sheets and was $3,992 as of June 30, 2023. Included in the balance of accounts receivable, net as of June 30, 2023 and December 31, 2022, respectively, were receivables of $1,788 related to the New Google Revenue Share Agreement, which represented 45% and 40%, respectively, of accounts receivable, net.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying condensed consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in the three or six months ended June 30, 2023 and 2022.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the six months ended June 30, 2023 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2022	$344	$131
Costs deferred	127	42
Amortization	(133)	(54)
Balances at June 30, 2023	$338	$119

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		June 30,	December 31,
	Estimated Useful Life	2023	2022
Software, including internally developed software	3 years	$34,306	$33,073
Computer equipment	3 to 4 years	18,416	18,622
Leasehold improvements	Shorter of useful life or lease term	512	512
Office equipment, furniture and fixtures	3 to 5 years	94	630
Total property and equipment		53,328	52,837
Less: Accumulated depreciation and amortization		(49,742)	(49,624)
Property and equipment, net		$3,586	$3,213

Amortization of internally developed software and depreciation for the six months ended June 30, 2023 and 2022 was $859 and $1,351, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	June 30,	December 31,
	2023	2022
Accrued salary and payroll-related expenses	$1,087	$1,460
Accrued liabilities	875	535
Income taxes payable	644	464
Advanced billings and customer credits (1)	643	1,016
Other	21	38
Total accrued expenses and other current liabilities	$3,270	$3,513

(1) During the three and six months ended June 30, 2023 the Company wrote off customer credit balances of approximately $100 and $400, respectively, as credits to bad debt expense.

4. Borrowing

In April 2020, the Company entered into an original loan agreement with Harvest Small Business Finance, LLC as the lender (“Lender”) for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the U.S. Small Business Administration (the “SBA”). The Loan was originally evidenced by a Note dated effective as of April 2020, but such Note was replaced by a Note with substantially the same terms, but with an updated effective date of May 2020 to account for a delay in disbursement of funds. The Loan matured two years from the date of first disbursement of the Loan, which occurred in May 2020. The Company received the loan proceeds on May 12, 2020. The Loan accrued interest at a rate of 1% per annum. Initially, all payments were deferred through the ten-month anniversary of the date of the Note. The Paycheck Protection Flexibility Act of 2020, P.L. 116-142, extended the deferral period for loan payment to the date that SBA remits the borrower’s loan forgiveness amount to the Lender. The PPP provides that borrowers may apply for forgiveness of amounts due under the Loan, with the amount of potential Loan forgiveness to be calculated based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 10-week period beginning on the date of first disbursement of the Loan. An aggregate principal amount of $3,117 of the Loan was forgiven in January 2022 and the Company repaid the remaining outstanding balance of approximately $200 in February 2022. The Company recognized a non-cash gain of $3,117 within other income, net in the accompanying condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2022.

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

2023 Restructuring Plan

See Note 15 for further discussion of the Company’s 2023 Restructuring Plan.

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

On March 24, 2023, the Board approved the Amended and Restated 2013 Equity Incentive Plan ("Amended and Restated Plan") under which incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses may be awarded to the Company’s employees, directors, consultants, independent contractors and advisors. Under the Amended and Restated Plan, 425 shares of common stock have been reserved for issuance. Additionally, shares that cease to be subject to equity awards that have been granted under the 2006 Plan and the 2013 Plan are eligible for issuance under the Amended and Restated Plan. On January 1 of each calendar year through 2033, the number of shares of common stock reserved under the Amended and Restated Plan will automatically increase by an amount equal to 5% of the total outstanding shares as of the immediately preceding December 31, or such lesser number of shares as determined by the Board. The Company's stockholders approved the Amended and Restated Plan at the Company's 2023 annual stockholder meeting on May 25, 2023.

Stock Options

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2022	337	$19.59	4.45	$—
Options forfeited and cancelled	(9)	82.70	—	—
Balances at June 30, 2023	328	17.86	4.07	—
Options exercisable	328	17.86	4.07	—
Options vested	328	17.86	4.07	—
Options vested and expected to vest	328	17.86	4.07	—

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2022	1,814	$2.99
RSUs granted	1,464	1.24
RSUs vested	(484)	1.92
RSUs cancelled and withheld to cover taxes	(170)	2.63
Granted and unvested at June 30, 2023	2,624	$2.23

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

On March 24, 2023, the Board approved the Amended and Restated 2013 Employee Stock Purchase Plan ("Amended and Restated ESPP") which provides for six-month purchase periods ending in May and November of each year with the purchase price for each share of common stock purchased being 85% of the lesser of the fair market value of the common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. Under the Amended and Restated ESPP, 432 shares of common stock have been reserved for issuance. The Company's stockholders approved the Amended and Restated ESPP at the Company's 2023 annual stockholder meeting on May 25, 2023.

8. Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$137	$90	$261	$214
Sales and marketing	184	157	349	332
Research and development	305	213	575	437
General and administrative	627	340	1,100	674
Total	$1,253	$800	$2,285	$1,657

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. Stock-based compensation capitalized as internally developed software was $40 and $24 for the three months ended June 30, 2023 and 2022, respectively, and $77 and $50 for the six months ended June 30, 2023 and 2022, respectively.

Stock Options

There were no grants or exercises of stock options during the three and six months ended June 30, 2023 and 2022.

Compensation expense, net of forfeitures, is recognized ratably over the requisite service period. As of June 30, 2023, unrecognized compensation expense related to stock options was immaterial.

RSUs

As of June 30, 2023, there was $3,068 of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.6 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

Employee Stock Purchase Plan

The Company estimates the fair value of purchase rights under the 2013 ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the 2013 ESPP and Amended and Restated ESPP is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with assumptions substantially similar to those used for the valuation of stock option awards, with the exception of the expected life. The expected life is estimated to be six months, which is consistent with the purchase periods under the 2013 ESPP and Amended and Restated ESPP.

9. Leases

The Company's primary operating lease is for space at a data center which was renewed in April 2022 and expires in 2025. In April 2023, the Company finalized exercising an option to decrease the space at the data center under the operating lease. As a result, the Company remeasured its lease liability and adjusted its right-of-use assets by $565, respectively, during the three months ended June 30, 2023.

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

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of June 30, 2023, the weighted-average rate used in discounting the lease liabilities for ROU operating leases was 6.0%. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheets. The Company recognizes the expense for operating leases on straight-line basis over the lease term. As of June 30, 2023, the weighted-average remaining lease term for ROU operating leases was 1.8 years.

As of June 30, 2023 and December 31, 2022 the Company had net operating lease ROU assets of $2,638 and $3,844, respectively. Operating lease costs, consisting primarily of rental expense, were approximately $461 and $1,138 for the three months ended June 30, 2023 and 2022, respectively, and $964 and $2,434 for the six months ended June 30, 2023 and 2022, respectively. Variable rent expense was not significant for the three and six months ended June 30, 2023 and 2022.

The maturities of operating lease liabilities as of June 30, 2023 are as follows:

2023 (remaining)	792
2024	1,584
2025	396
Total lease payments	2,772
Less: Amount representing imputed interest	(135)
Present value of lease liabilities	2,637
Less: Current portion of lease liabilities	(1,473)
Non-current portion of lease liabilities	$1,164

Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$964	$2,718
ROU assets obtained in exchange for lease liabilities:	161	5,015

Subleases

The Company sublet portions of its San Francisco office space under an agreement that expired in July 2022. Income from subleases is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income was $271 and $542 for the three and six months ended June 30, 2022.

10. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

The Company's income tax provision for the three and six months ended June 30, 2023 was $144 and $192, respectively, on pre-tax losses of $5,773 and $11,508, respectively. For the three and six months ended June 30, 2023, the Company's effective tax rate varies from the federal income tax rate primarily due to valuation allowances in the United States and taxable income generated by certain of the Company's foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three and six months ended June 30, 2023 and 2022, the Company did not recognize any material interest or penalties related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss available to common stockholders	$(5,917)	$(5,374)	$(11,700)	$(7,373)
Denominator:
Weighted average number of shares, basic and diluted	17,412	15,651	17,324	15,594
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.34)	$(0.34)	$(0.68)	$(0.47)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	328	341
Unvested RSUs	2,624	1,859
Total	2,952	2,200

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

13. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of June 30, 2023, no material amounts were recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of June 30, 2023 and the audited consolidated balance sheet as of December 31, 2022.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of June 30, 2023 or December 31, 2022.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14. Subsequent Event

2023 Restructuring Plan

On July 31, 2023, the Company commenced the 2023 Restructuring Plan, which is expected to result in the reduction of the Company's global employees by approximately 64 employees, representing approximately 37% of the Company's global employees as of June 30, 2023. In addition, the Company expects to release 14 full-time-equivalent contractors, reducing its total full-time-equivalent employee and contractor workforce by approximately 40% from 195 to 117. The Company expects to substantially complete the 2023 Restructuring Plan by the end of the quarter ending September 30, 2023.

The Company estimates that it will incur approximately $1.0 million to $1.5 million of cash expenditures in connection with the 2023 Restructuring Plan, substantially all of which relates to severance costs. The Company expects to recognize the majority of the pre-tax restructuring charges by the end of the quarter ending September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”), on February 23, 2023. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements

Overview

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

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 19% and 21% of total revenues for the three months ended June 30, 2023 and 2022, respectively, and 20% and 22% of our total revenues for the six months ended June 30, 2023 and 2022, respectively. The New Google Revenue Share Agreement accounted for approximately 41% and 38% of our total revenues for the three months ended June 30, 2023 and 2022, respectively, and 40% and 36% of our total revenue for the six months ended June 30, 2023 and 2022. Additionally, a customer for our subscription-based services accounted for approximately 11% of total revenues for the three and six months ended June 30, 2023 and an advertising agency customer accounted for approximately 11% and 12% of total revenues for the three and six months ended June 30, 2023, respectively.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$4,360	100%	$4,720	100%	$8,943	100%	$9,881	100%
Cost of revenues	3,174	73	3,203	68	6,414	72	6,531	66
Gross profit	1,186	27	1,517	32	2,529	28	3,350	34
Operating expenses
Sales and marketing	1,935	44	1,588	34	3,960	44	3,375	34
Research and development	2,797	64	2,980	63	5,739	64	5,897	60
General and administrative	2,442	56	2,545	54	4,778	53	5,014	51
Total operating expenses	7,174	165	7,113	151	14,477	162	14,286	145
Loss from operations	(5,988)	(137)	(5,596)	(119)	(11,948)	(134)	(10,936)	(111)
Other income, net	215	5	297	6	440	5	3,699	37
Loss before income taxes	(5,773)	(132)	(5,299)	(112)	(11,508)	(128)	(7,237)	(72)
Provision for income taxes	144	3	75	2	192	2	136	1
Net loss	$(5,917)	(136)%	$(5,374)	(114)%	$(11,700)	(131)%	$(7,373)	(75)%

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Revenues, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Revenues, net	$4,360	$4,720	$(360)	(8)%	$8,943	$9,881	$(938)	(9)%

Revenues, net, for the three and six months ended June 30, 2023 decreased $0.4 million, or 8%, and $0.9 million, or 9%, respectively, as compared to the corresponding periods in 2022. The decreases were primarily due to customer turnover that was not fully offset by new customer bookings. Revenues, net from our customers located in the United States represented 81% and 79% of total revenues, net for the three months ended June 30, 2023 and 2022, respectively, and 80% and 78% of total revenues, net for the six months ended June 30, 2023 and 2022, respectively. Revenues, net from Google Revenue Share Agreements accounted for 41% and 38% of total revenues, net for the three months ended June 30, 2023 and 2022, respectively, and 40% and 36% of total revenues, net for the six months ended June 30, 2023 and 2022, respectively.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Cost of revenues	$3,174	$3,203	$(29)	(1)%	$6,414	$6,531	$(117)	(2)%
Gross profit	1,186	1,517	(331)	(22)	2,529	3,350	(821)	(25)
Gross profit percentage	27%	32%			28%	34%

Cost of revenues for the three and six months ended June 30, 2023 decreased less than $0.1 million, or 1%, and $0.1 million, or 2%, respectively, as compared to the corresponding periods in 2022. The decreases reflect lower facilities and hosting costs of $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and a decrease in amortization expense of $0.1 million for the six months ended June 30, 2023, partially offset by higher personnel costs of $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively, resulting from a higher number of full-time personnel in 2023.

Our gross margin decreased to 27% and 28% for the three and six months ended June 30, 2023, respectively, as compared to 32% and 34% for the corresponding period in 2022. This was primarily due to the lower revenue in 2023 compared to 2022.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Sales and marketing	$1,935	$1,588	$347	22%	$3,960	$3,375	$585	17%
Percent of revenues, net	44%	34%			44%	34%

Sales and marketing expense for the three and six months ended June 30, 2023 increased $0.3 million, or 22%, and $0.6 million, or 17%, respectively, as compared to the corresponding period in 2022. The increases were primarily due to higher marketing program costs of $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively, related to investments in advertising in 2023, partially offset by lower facilities costs of $0.1 million and $0.2 million for the three month and six months ended June 30, 2023, respectively.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Research and development	$2,797	$2,980	$(183)	(6)%	$5,739	$5,897	$(158)	(3)%
Percent of revenues, net	64%	63%			64%	60%

Research and development expenses for the three and six months ended June 30, 2023 decreased $0.2 million, or 6% and 3%, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to lower facilities and information technology costs of $0.3 million and $0.6 million for the three and six months ended June 30, 2023, partially offset by higher personnel-related costs of $0.3 million and $0.7 million for the three and six months ended June 30, 2023 resulting from higher stock-based compensation expense and increased headcount.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
General and administrative	$2,442	$2,545	$(103)	(4)%	$4,778	$5,014	$(236)	(5)%
Percent of revenues, net	56%	54%			53%	51%

General and administrative expenses for the three and six months ended June 30, 2023 decreased by $0.1 million, or 4%, and $0.2 million, or 5%, respectively, as compared to the corresponding periods in 2022. The decreases were due to lower depreciation expense of $0.2 million and $0.3 million during the three and six months ended June 30, 2023, respectively, and lower bad debt expense of $0.3 million during the six months ended June 30, 2023, primarily due to the write off of certain customer credit balances, partially offset by higher personnel costs of $0.1 million and $0.6 million during the three and six months ended June 30, 2023, resulting from higher stock-based compensation expense and increased headcount.

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Other income, net	$215	$297	$(82)	(28)%	$440	$3,699	$(3,259)	(88)%

Other income, net, primarily consists of sublease income as well as foreign currency transaction gains and losses and interest income and expense. Additionally, 2022 included a gain of $3.1 million from PPP loan forgiveness recognized during the first quarter. Also contributing to the decrease was lower sublease income of $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, partially offset by higher interest income of $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively. Foreign currency transaction gains and losses and interest income and expense were not material in 2023 or 2022.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$144	$75	$69	92%	$192	$136	$56	41%

The income tax provision for the three and six months ended June 30, 2023 was primarily due to valuation allowances in the United States and taxable income generated by certain of our foreign wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through December 2022, we raised total net proceeds of $52.1 million from at-the-market offering programs administered by JMP Securities, and in 2020 we received proceeds of $3.3 million from a loan through the PPP, of which $3.1 million was forgiven. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of June 30, 2023, our principal source of liquidity was our cash and cash equivalents of $19.0 million. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain cash balances in our foreign subsidiaries. As of June 30, 2023, we had $19.0 million of cash and cash equivalents in aggregate, of which $0.7 million was held by our foreign subsidiaries. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We incurred a net loss of $11,700 for the six months ended June 30, 2023 and a net loss of $18,227 for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $334,034. We had cash and cash equivalents of $18,976 as of June 30, 2023. Management expects to incur additional losses and experience negative operating cash flows in the future.

Based on the funds we have available as of the date of the filing of this report and the effective implementation of cost saving measures that we believe is probable it will achieve, we believe that we have sufficient capital to fund our current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. Our ability to achieve our business objectives and to continue to meet our obligations is dependent upon maintaining a certain level of liquidity, which could be impacted by several factors, including the ability to decrease operating expenses and manage cash flows, the extent of customer acceptance, adoption and use of its MarinOne platform and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although we have pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. In July 2023, we commenced the 2023 Restructuring Plan. The 2023 Restructuring Plan is expected to result in the reduction of our global employees by approximately 64 employees, representing approximately 37% of our global employees as of June 30, 2023. In addition, we expect to release 14 full-time-equivalent contractors, reducing our total full-time-equivalent employee and contractor workforce by approximately 40% from 195 to 117. Our ability to continue as a going concern is substantially dependent upon our ability to reduce expenses and manage cash flows, including successfully implementing the 2023 Restructuring Plan, maintaining our strategic partnerships, improving customer retention rates and increasing new bookings. If we are unable to significantly decrease operating expenses, unable to maintain our strategic partnerships or unable to raise sufficient additional capital, it is probable that we may be required to initiate further cost savings activities.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(7,743)	$(8,292)
Net cash used in investing activities	(1,157)	(907)
Net cash used in financing activities	(86)	(279)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	5	(97)
Net decrease in cash and cash equivalents and restricted cash	$(8,981)	$(9,575)

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

Cash used in operating activities for the six months ended June 30, 2023 of $7.7 million was primarily the result of a net loss of $11.7 million, adjusted for non-cash (income) expenses of $3.0 million, primarily consisting of depreciation and amortization, stock-based compensation expense and provision for bad debts and a $1.0 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $0.9 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.5 million due to the timing of related disbursements; and (3) a net decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.4 million due primarily to the timing of related disbursements.

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

Investing Activities

During the six months ended June 30, 2023 and 2022 investing activities primarily consisted of capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2023 was less than $0.1 million, primarily from employee taxes paid for withheld shares upon the settlement of equity awards.

Cash used in financing activities for the six months ended June 30, 2022 was $0.3 million primarily from our $0.2 million repayment of the PPP loan and $0.1 million in employee taxes paid for withheld shares upon the settlement of equity awards.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the six months ended June 30, 2023 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2022 filed with the SEC on February 23, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the six months ended June 30, 2023 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

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
•
We expect to continue to incur losses and experience negative cash flows, and we may need to reduce operating expenses more than we have planned, sell additional securities, sell assets or borrow additional funds to fund our business plans.
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
•
Our growth depends in part on the success of our relationships with advertising agencies and our strategic relationships with third parties. We have recognized a significant percentage of our revenues during recent periods from our strategic relationship with Google, and any adverse change in such relationship or failure to renew such relationship could have a material adverse effect on our results of operations and business.
•
Our market is highly competitive and complex. We may not be able to compete successfully against current and future competitors.
•
Our business depends on our customers’ continued willingness to manage advertising spend on our platform.

Operational Risks

•
Our business depends on retaining qualified personnel, and turnover may result in operational inefficiencies that could negatively affect our business. In July 2023, we commenced a significant reduction-in-force to reduce our operating expenses. These changes could be disruptive to our operations and could have a material adverse effect on our business and results of operations.
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

Risks Related to the Ownership of Our Common Stock

•
The closing price of our common stock on Nasdaq has been below $1.00 for more than 30 consecutive business days and as a result, we have received a deficiency notice from Nasdaq advising that we are not in compliance with a continued listing requirement. If we cannot regain compliance with the continued listing requirements of The Nasdaq Global Market, The Nasdaq Global Market may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.
•
The market price of our common stock has been volatile and may continue to be subject to wide fluctuations due to circumstances beyond our control, which could subject us to litigation.
•
If we sell additional shares of our common stock, the percentage ownership of our stockholders will be diluted.

Risks Related to the COVID-19 Pandemic

•
The COVID-19 global pandemic has adversely affected, and any lingering or renewed effects of the pandemic may continue to adversely affect, our business and operating results. Among other things, the COVID-19 global pandemic has caused, and any lingering or renewed effects of the pandemic could cause, some of our customers to reduce their purchases of our products or to reduce the amount of digital advertising spend that they manage using our products, which could have a material adverse effect on our business.

RISK FACTORS

Risks related to our Financial Condition and Future Operating Results

We have a history of losses and declining revenues and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $18.2 million during the year ended December 31, 2022 and a net loss of $11.7 million during the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $334.0 million. The losses and accumulated deficit were due largely to the substantial investments we made to grow our business and acquire customers. Our cost of revenues and operating expenses could increase in the future due to investments designed to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Our revenues have decreased over the last several years, decreasing from $30.0 million in 2020 to $24.4 million in 2021 and to $20.0 million in 2022. To increase revenues, we need to sell our services to more new customers and improve customer retention, which may also increase revenue earned from our revenue share agreements. Many of our efforts to generate revenues from our business are new and unproven and may be exacerbated by the effects of any worsening of general macroeconomic conditions, and any failure to increase our revenues or generate revenues from new solutions or to maintain or increase revenues from existing products and customers could prevent us from attaining or increasing profitability. We do not expect to be profitable in 2023 on the basis of generally accepted accounting principles in the United States, or GAAP, and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.

We expect to continue to incur losses and experience negative cash flows, and we may need to reduce operating expenses, sell additional securities, sell assets or borrow additional funds to fund our business plans.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives and other business activities. Our ability to return to growth and to realize profitability is substantially dependent upon our ability to improve customer retention rates, increase new bookings and manage our cash flows. To achieve this, we plan to attempt to increase our market share for our current services through sales and marketing efforts, continue development of new platform features and deliver efficient service to customers, which may require additional capital and expenditures, which may be difficult, especially if general macroeconomic conditions worsen. If we do not realize increases in our revenue, we may need to reduce operating expenses more than we have planned through additional cost-cutting measures or seek to sell additional securities, sell assets or borrow additional funds to fund our business plans. In July 2023, we commenced a global reduction-in-force and other restructuring actions designed to reduce our operating expenses. The 2023 Restructuring Plan is expected to result in the reduction of our global employees by approximately 64 employees, representing approximately 37% of our global employees as of June 30, 2023. In addition, we expect to release 14 full-time-equivalent contractors, reducing our total full-time-equivalent employee and contractor workforce by approximately 40% from 195 to 117. There is no guarantee that we will be able to successfully implement this restructuring or realize the intended costs savings, or further reduce our operating expenses through any other future cost–cutting measures. Further, there is no guarantee that we will be able to issue additional securities or sell assets in future periods or borrow funds on commercially reasonable terms, or at all, in order to meet our cash needs. Our ability to raise additional financing is subject to a number of uncertainties, including but not limited to, the market demand for our stock, our financial performance and outlook, the market demand for products and services, and adverse market conditions.

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
•
any disruptions in our business resulting from the significant reduction-in-force that we commenced in July 2023 or other departures of employees or restructurings of our teams or personnel;
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

We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including hiring and retaining qualified employees, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments, making improvements to our existing products and developing new solutions. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. In addition, from time to time, we may need to make additional investments in product development to address market demands, which may increase our overall expenses and reduce our ability to achieve profitability. Our ability to implement changes to our business and operations successfully and on a timely basis may be adversely affected by the restructuring plan that we commenced in July 2023, which is expected to reduce our total full-time equivalent employee and contractor workforce by approximately 40%. If we fail to implement these changes in a timely manner or are unable to implement them due to factors beyond our control, our business may suffer, our revenue may decline and we may not be able to achieve growth or profitability. We cannot be assured that we will be successful in addressing these and other challenges we may face in the future.

We must develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments to remain competitive in our evolving industry.

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising platform solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing cross-channel, cross-device, enterprise marketing software platform and to continually introduce or acquire new features that are in demand by the market we serve. We also must update our software to reflect changes in publishers’ application programming interfaces, or APIs, and terms of use. We have deployed our latest platform, MarinOne, and are in the process of deploying new features and services, including MarinOne Budget Optimizer. In connection with the restructuring plan that we commenced in July 2023, we are focusing our business and product development efforts in more specific projects and initiatives. The success of these projects or any other enhancement or new solution depends on several factors, including timely completion, adequate quality testing, effective migration of existing customers with minimal disruption and appropriate introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely manner, may contain defects, may be more costly to compete than we anticipate or may not achieve the broad market acceptance necessary to generate significant revenues. Our ability to develop new products and features successfully and on a timely basis may be adversely affected by the restructuring plan that we commenced in July 2023, which is expected to reduce our total full-time equivalent employee and contractor workforce by approximately 40%. If we are unable to upgrade our software platform and features effectively or in a timely manner, or to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement with Google. We entered into our original revenue share agreement with Google in December 2018 for a three-year term that ran from October 1, 2018 until September 30, 2021. We entered into a new revenue share agreement with Google in September 2021 for a three-year term scheduled to run from October 1, 2021 until September 30, 2024. Under these Google Revenue Share Agreements, we have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the years ended December 31, 2022 and 2021, we recognized revenues of $7.2 million and $8.6 million, respectively, from the applicable Google Revenue Share Agreement. Google has the right to terminate our current Google Revenue Share Agreement in certain circumstances and the agreement requires us to make minimum investments in product development. Any termination or amendment of this agreement, any failure of us to comply with the terms of the agreement, or any failure to renew the agreement to extend beyond the currently scheduled expiration date of September 30, 2024, could have a material adverse effect on our results of operations.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced employee attrition and have conducted restructuring actions. In July 2023, we commenced a global reduction-in-force and other restructuring actions designed to reduce our operating expenses. The 2023 restructuring plan is expected to result in the reduction of our global employees by approximately 64 employees, representing approximately 37% of our global employees as of June 30, 2023. In addition, we expect to release 14 full-time-equivalent contractors, reducing our total full-time-equivalent employee and contractor workforce by approximately 40% from 195 to 117. We expect to substantially complete the 2023 restructuring plan by the end of the quarter ending September 30, 2023. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions or employee attrition could have an adverse effect on our business as a result of operational and administrative inefficiencies and added costs, decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, which could adversely affect our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information. Moreover, our employees, service providers and third parties work more frequently on a remote basis, which may involve relying on less secure systems and may increase the risk of, and susceptibility to, cybersecurity related incidents. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers or we could incur other liabilities, which could adversely affect our business.

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

If we are unable to maintain our sales and marketing capabilities, we may not be able to generate anticipated revenues.

Increasing our customer base and achieving broader market acceptance of our software platform will depend to an extent on our ability to maintain our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new customers and our marketing organization to generate a sufficient pipeline of qualified sales leads. We have recently restructured our sales team in order to decrease our operating expenses. Our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate, train or retain sufficient highly qualified sales personnel. In addition, we may need to invest in lead generation activities to develop our pipeline of qualified opportunities for our sales force, which could increase our marketing expenses. If our lead generation activities do not increase our pipeline or if our sales force is unable to close opportunities at a high rate, then we may not generate an increase in revenues.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and harm our financial results.

Our customers depend on our support organization to resolve any technical issues relating to our solutions. Any changes in our customer support teams could be disruptive to our operations. In addition, our sales process is highly dependent on the quality of our solutions, our business reputation and on strong recommendations from our existing customers. In July 2023, we commenced a global reduction-in-force and other restructuring actions designed to reduce our operating expenses. The 2023 Restructuring Plan is expected to result in the reduction of our total full-time equivalent employee and contractor workforce by approximately 40% of our total full-time equivalent employee and contractor workforce as of June 30, 2023, which could adversely affect our ability to provide the same of level of high-quality technical support services as in the past. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers, and harm our business, operating results and financial condition.

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

We acquired and divested businesses in the past and may seek to acquire or divest businesses, products or technologies in the future. However, we have limited experience in acquiring or divesting businesses, products and technologies. If we identify an appropriate acquisition or divestment candidate, we may not be successful in negotiating the terms of transaction, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues.

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

Our common stock is listed on The Nasdaq Global Market, or Nasdaq. Nasdaq’s listing standards generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, and we cannot assure you that we will be able to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. We received a deficiency notice from Nasdaq on April 26, 2023, advising that the closing bid price of our stock for the previous 30 consecutive business days was below the $1.00 minimum bid price requirement and, therefore, we no longer satisfied this Nasdaq requirement. As of July 28, 2023, the closing price of our common stock on Nasdaq was $0.65.

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018) and The Nasdaq Global Market (from June 20, 2018 to the date of this filing) has been volatile. From January 1, 2023 through June 30, 2023, the closing sales price of our common stock on The Nasdaq Global Market ranged from $0.58 to $1.33 per share. From

July 1, 2023 through July 28, 2023, the closing sales price of our common stock on The Nasdaq Global Market ranged from $0.64 to $0.71 per share. Factors that may affect the market price of our common stock include:

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

MARIN SOFTWARE INCORPORATED

Dated: August 8, 2023	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2023	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)