Form 10-Q
period 2023-09-30
MARIN SOFTWARE INC
filed 2023-11-13
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(415) 399-2580

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	MRIN	The Nasdaq Capital Market

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

As of October 27, 2023, the registrant had 18,040,585 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	At September 30,	At December 31,
	2023	2022*
Assets
Current assets:
Cash and cash equivalents	$13,597	$27,957
Accounts receivable, net	4,026	4,521
Prepaid expenses and other current assets	1,437	2,016
Total current assets	19,060	34,494
Property and equipment, net	3,514	3,213
Right-of-use assets, operating leases	2,278	3,844
Other non-current assets	486	533
Total assets	$25,338	$42,084
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,035	$1,011
Accrued expenses and other current liabilities	2,518	3,513
Operating lease liabilities	1,496	1,645
Total current liabilities	5,049	6,169
Operating lease liabilities, non-current	782	2,199
Other long-term liabilities	989	1,002
Total liabilities	6,820	9,370
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value - 142,857 shares authorized, 18,035 and 17,226 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	18	17
Additional paid-in capital	358,452	355,996
Accumulated deficit	(338,988)	(322,334)
Accumulated other comprehensive loss	(964)	(965)
Total stockholders’ equity	18,518	32,714
Total liabilities and stockholders’ equity	$25,338	$42,084

* Derived from the Company’s audited consolidated financial statements as of December 31, 2022.

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	$4,438	$4,977	$13,381	$14,858
Cost of revenues	3,087	3,181	9,501	9,712
Gross profit	1,351	1,796	3,880	5,146
Operating expenses
Sales and marketing	1,482	1,660	5,442	5,035
Research and development	2,860	3,034	8,599	8,931
General and administrative	2,119	2,923	6,897	7,937
Total operating expenses	6,461	7,617	20,938	21,903
Loss from operations	(5,110)	(5,821)	(17,058)	(16,757)
Other income, net	158	190	598	3,889
Loss before income taxes	(4,952)	(5,631)	(16,460)	(12,868)
Provision for income taxes	2	105	194	241
Net loss	(4,954)	(5,736)	(16,654)	(13,109)
Foreign currency translation adjustments	25	42	1	83
Comprehensive loss	$(4,929)	$(5,694)	$(16,653)	$(13,026)
Net loss per share available to common stockholders, basic and diluted (Note 11)	$(0.28)	$(0.36)	$(0.95)	$(0.83)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	17,912	16,030	17,522	15,741

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at June 30, 2023	17,723	$18	$358,259	$(334,034)	$(989)	$23,254
Issuance of common stock from vesting of restricted stock units (Note 7)	312	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(126)	—	—	(126)
Stock-based compensation expense	—	—	319	—	—	319
Net loss	—	—	—	(4,954)	—	(4,954)
Foreign currency translation adjustments	—	—	—	—	25	25
Balances at September 30, 2023	18,035	$18	$358,452	$(338,988)	$(964)	$18,518

	Three Months Ended September 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at June 30, 2022	15,887	$16	$353,018	$(311,480)	$(1,003)	$40,551
Issuance of common stock from vesting of restricted stock units (Note 7)	215	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(300)	—	—	(300)
Stock-based compensation expense	—	—	984	—	—	984
Net loss	—	—	—	(5,736)	—	(5,736)
Foreign currency translation adjustments	—	—	—	—	42	42
Balances at September 30, 2022	16,102	$16	$353,702	$(317,216)	$(961)	$35,541

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2022	17,226	$17	$355,996	$(322,334)	$(965)	$32,714
Issuance of common stock from vesting of restricted stock units (Note 7)	796	1	—	—	—	1
Tax withholding related to vesting of restricted stock units	—	—	(231)	—	—	(231)
Issuance of common stock under employee stock purchase plan	13	—	6	—	—	6
Stock-based compensation expense	—	—	2,681	—	—	2,681
Net loss	—	—	—	(16,654)	—	(16,654)
Foreign currency translation adjustments	—	—	—	—	1	1
Balances at September 30, 2023	18,035	$18	$358,452	$(338,988)	$(964)	$18,518

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2021	15,532	$15	$351,394	$(304,107)	$(1,044)	$46,258
Issuance of common stock from vesting of restricted stock units (Note 7)	557	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(404)	—	—	(404)
Issuance of common stock under employee stock purchase plan	13	1	21	—	—	22
Stock-based compensation expense	—	—	2,691	—	—	2,691
Net loss	—	—	—	(13,109)	—	(13,109)
Foreign currency translation adjustments	—	—	—	—	83	83
Balances at September 30, 2022	16,102	$16	$353,702	$(317,216)	$(961)	$35,541

See accompanying notes to the condensed consolidated financial statements.

MARIN SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(16,654)	$(13,109)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	17	435
Amortization of internally developed software	1,278	1,392
Amortization of deferred costs to obtain and fulfill contracts	277	260
Forgiveness of Paycheck Protection Program loan	—	(3,117)
Loss on disposals of property and equipment and right-of-use assets	2	29
Unrealized foreign currency losses	43	111
Stock-based compensation related to equity awards	2,594	2,612
Provision for bad debts	(388)	(50)
Net change in operating leases	—	(346)
Deferred income tax benefits	—	(72)
Changes in operating assets and liabilities
Accounts receivable	872	486
Prepaid expenses and other assets	345	55
Accounts payable	21	(257)
Accrued expenses and other liabilities	(1,041)	(1,717)
Net cash used in operating activities	(12,634)	(13,288)
Investing activities:
Purchases of property and equipment	—	(17)
Capitalization of internally developed software	(1,511)	(1,343)
Net cash used in investing activities	(1,511)	(1,360)
Financing activities:
Repayment of Paycheck Protection Program loan	—	(203)
Employee taxes paid for withheld shares upon equity award settlement	(199)	(394)
Proceeds from employee stock purchase plan, net	(3)	37
Net cash used in financing activities	(202)	(560)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(13)	(158)
Net decrease in cash and cash equivalents and restricted cash	(14,360)	(15,366)
Cash and cash equivalents and restricted cash:
Beginning of period	27,957	47,057
End of the period	$13,597	$31,691
Supplemental disclosures of non-cash investing and financing activities:
Forgiveness of Paycheck Protection Program loan	$—	$3,117
Issuance of common stock under employee stock purchase plan	6	22

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for other interim periods or future years.

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

Liquidity and Going Concern

The Company has incurred significant losses in each fiscal year since its incorporation in 2006. The Company incurred a net loss of $16,654 for the nine months ended September 30, 2023 and a net loss of $18,227 for the year ended December 31, 2022. As of September 30, 2023, the Company had cash and cash equivalents of $13,597 and an accumulated deficit of $338,988. Historically, the Company has relied primarily on the sale of its capital stock to fund operating activities. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future.

In July 2023, the Company commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce its expenses (the "2023 Restructuring Plan"). The 2023 Restructuring Plan resulted in the reduction of the Company's global employees by 56 full-time employees and 14 full-time-equivalent contractors during the three months ended September 30, 2023, reducing its total full-time-equivalent employee and contractor workforce by approximately 36% from 195 as of June 30, 2023 to 125 as of September 30, 2023. The remainder of planned workforce reductions are expected to be completed in the fourth quarter of 2023.

The Company’s ability to achieve its business objectives, and to continue to meet its obligations, is dependent upon maintaining a certain level of liquidity, which is impacted by several factors, such as its ability to manage its cash flows, including the effectiveness of cost saving measures that the Company has implemented in the three months ended September 30, 2023 and the effective implementation of the remaining cost saving measures associated with the 2023 Restructuring Plan, its ability to maintain its strategic partnerships, its ability to increase new bookings, the extent of customer acceptance, retention and use of its MarinOne platform, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although the Company has pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Failure to manage its cash flows, improve customer retention rates, or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Based on the funds the Company has available as of the date of the filing of this Quarterly Report on Form 10-Q and its history of recurring losses and negative operating cash flows, there is substantial doubt raised about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is substantially dependent upon its ability to achieve its intended business objectives. If the Company is unable to achieve its intended business objectives, it is probable that the Company may be required to initiate further cost savings activities, extend payment terms with suppliers, liquidate assets where possible, or wind-up operations. These actions could materially impact the Company’s business, results of operations and future prospects. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the filing date of the accompanying condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the Company’s uncertainty related to its ability to continue as a going concern. These adjustments could materially impact the Company’s accompanying condensed consolidated financial statements.

In August 2021, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this 2021 registration statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility pursuant to which it may be able to issue and sell shares of its common stock. During the year ended December 31, 2022, the Company sold 1,073 shares of its common stock under this new equity distribution agreement and received proceeds of approximately $1,333, net of offering costs of $95, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, the Company adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50,000 to approximately $22,800 based on the market capitalization of the Company on the date it filed its Annual Report on Form 10-K for the year ended December 31, 2021. The Company cannot provide any assurance that it will be able to raise any additional financing under this facility. The Company’s ability to raise any additional financing under this facility would be materially adversely affected if the Company’s common stock is delisted from Nasdaq.

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

The activity in the Company’s allowance for credit losses for the nine months ended September 30, 2023 is summarized as follows (in thousands):

Total
Balance at December 31, 2022	$736
Current period provision for expected losses	54
Write-offs charged against allowance	(189)
Balance at September 30, 2023	$601

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of September 30, 2023, and December 31, 2022, the Company recorded an allowance for potential customer credits in the amount of $11 and $110, respectively.

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2023 were as follows:

Subscription Services Revenues
2023 (remaining three months)	$227
2024	462
2025	17
Total	$706

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

The Company evaluates the total amount of variable revenue share payments expected to be earned from the New Google Revenue Share Agreement using the most likely method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognized revenues from the New Google Revenue Share Agreement of $1,788 and $1,788 for the three months ended September 30, 2023 and 2022, respectively, and $5,363 and $5,363 for the nine months ended September 30, 2023 and 2022, respectively.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States of America	$3,550	$4,023	$10,729	$11,710
United Kingdom	529	561	1,536	1,716
Other (1)	359	393	1,116	1,432
Total revenues, net	$4,438	$4,977	$13,381	$14,858

(1)
No individual country within the “Other” category accounted for 10% or more of revenues for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscriptions	$2,650	$3,090	$8,023	$9,379
Strategic agreements	1,788	1,887	5,358	5,479
Total revenues, net	$4,438	$4,977	$13,381	$14,858

Advertisers from outside of the United States represented 20% and 19% of total revenues for the three months ended September 30, 2023 and 2022, respectively, and 20% and 21% of total revenues for the nine months ended September 30, 2023 and 2022, respectively. The New Google Revenue Share Agreement accounted for approximately 40% and 36% of the Company's total revenues for the three months ended September 30, 2023 and 2022, respectively and 40% and 36% for the nine months ended September 30, 2023 and 2022, respectively. Additionally, two customers accounted for approximately 26% and 24% of total revenues for the three and nine months ended September 30, 2023, respectively. No additional customers represented greater than 10% of the Company's revenues for the three and nine months ended September 30, 2023 and 2022.

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for credit losses and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balances of accounts receivable, net, as of September 30, 2023 and December 31, 2022 are presented in the accompanying condensed consolidated balance sheets. Included in the balances of accounts receivable, net, as of September 30, 2023 and December 31, 2022 were receivables of $1,788 related to the New Google Revenue Share Agreement, which represented 44% and 40%, respectively, of the balances of accounts receivable, net.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying condensed consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in the three or nine months ended September 30, 2023 and 2022.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the nine months ended September 30, 2023 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2022	$344	$131
Costs deferred	158	59
Amortization	(198)	(79)
Balances at September 30, 2023	$304	$111

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		September 30,	December 31,
	Estimated Useful Life	2023	2022
Software, including internally developed software	3 years	$34,663	$33,073
Computer equipment	3 to 4 years	18,194	18,622
Leasehold improvements	Shorter of useful life or lease term	512	512
Office equipment, furniture and fixtures	3 to 5 years	95	630
Total property and equipment		53,464	52,837
Less: Accumulated depreciation and amortization		(49,950)	(49,624)
Property and equipment, net		$3,514	$3,213

Amortization of internally developed software and depreciation for the nine months ended September 30, 2023 and 2022 was $1,295 and $1,827, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	September 30,	December 31,
	2023	2022
Accrued salary and payroll-related expenses	$918	$1,460
Accrued liabilities	414	535
Income taxes payable	554	464
Advanced billings and customer credits (1)	610	1,016
Other	22	38
Total accrued expenses and other current liabilities	$2,518	$3,513

(1) During the three and nine months ended September 30, 2023 the Company wrote off customer credit balances of approximately $50 and $450, respectively, as credits to bad debt expense.

4. Borrowing

In April 2020, the Company entered into an original loan agreement with Harvest Small Business Finance, LLC as the lender (“Lender”) for a loan in an aggregate principal amount of $3,320 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the U.S. Small Business Administration (the “SBA”). The Loan was originally evidenced by a Note dated effective as of April 2020, but such Note was replaced by a Note with substantially the same terms, but with an updated effective date of May 2020 to account for a delay in disbursement of funds. The Loan matured two years from the date of first disbursement of the Loan, which occurred in May 2020. The Company received the loan proceeds on May 12, 2020. The Loan accrued interest at a rate of 1% per annum. Initially, all payments were deferred through the ten-month anniversary of the date of the Note. The Paycheck Protection Flexibility Act of 2020, P.L. 116-142, extended the deferral period for loan payment to the date that SBA remits the borrower’s loan forgiveness amount to the Lender. The PPP provides that borrowers may apply for forgiveness of amounts due under the Loan, with the amount of potential Loan forgiveness to be calculated based on payroll costs, any mortgage interest payments, any covered rent payments and any covered utilities payments during the 10-week period beginning on the date of first disbursement of the Loan. An aggregate principal amount of $3,117 of the Loan was forgiven in January 2022 and the Company repaid the remaining outstanding balance of approximately $200 in February 2022. The Company recognized a non-cash gain of $3,117 within other income, net in the accompanying condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2022.

5. Restructuring Activities

2023 Restructuring Plan

During the three months ended September 30, 2023, the Company commenced the 2023 Restructuring Plan, which included a global reduction-in-force and other cost saving actions to reduce its operating costs, resulting in the reduction of the Company’s global workforce by 56 full-time employees and 14 full-time equivalent contractors, reducing its total full-time-equivalent employee and contractor workforce by approximately 36% from 195 as of June 30, 2023 to 125 as of September 30, 2023. The remainder of workforce reductions are expected to be completed in the fourth quarter of 2023. As of September 30, 2023, the Company had a restructuring liability of $94 outstanding related to the 2023 Restructuring Plan included in accrued expenses and other current liabilities on the balance sheet, which is expected to be paid out in the fourth quarter of 2023.

During the three and nine months ended September 30, 2023, the Company recorded $1,797 of restructuring-related expenses in connection with the 2023 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss, of which $815 was included in research and development, $671 was included in cost of revenues, $189 was included in general and administrative and $122 was included in sales and marketing.

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

During the three months ended September 30, 2022, the Company recorded $154 of restructuring-related expenses in connection with the 2020 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss, of which $78 was included in general and administrative and $76 was included in research and development. During the nine months ended September 30, 2022, the Company recorded $266 of restructuring-related expenses in connection with the 2020 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss, of which $171 was included in research and development, $78 was included in general and administrative and $17 was included in cost of revenues.

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

Stock Options

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2022	337	$19.59	4.45	$—
Options forfeited and cancelled	(10)	83.21	—	—
Balances at September 30, 2023	327	17.73	3.82	—
Options exercisable	327	17.73	3.82	—
Options vested	327	17.73	3.82	—
Options vested and expected to vest	327	17.73	3.82	—

RSUs

A summary of RSU activity under the 2013 Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2022	1,814	$2.99
RSUs granted	1,474	1.23
RSUs vested	(797)	2.97
RSUs cancelled and withheld to cover taxes	(689)	1.81
Granted and unvested at September 30, 2023	1,802	$1.53

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

8. Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$5	$148	$266	$362
Sales and marketing	88	99	437	431
Research and development	131	303	706	740
General and administrative	85	405	1,185	1079
Total	$309	$955	$2,594	$2,612

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. Stock-based compensation capitalized as internally developed software was $10 and $29 for the three months ended September 30, 2023 and 2022, respectively, and $87 and $79 for the nine months ended September 30, 2023 and 2022, respectively.

Stock Options

There were no grants or exercises of stock options during the three and nine months ended September 30, 2023 and 2022.

Compensation expense, net of forfeitures, is recognized ratably over the requisite service period. As of September 30, 2023, unrecognized compensation expense related to stock options was immaterial.

RSUs

As of September 30, 2023, there was $1,903 of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.3 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

Employee Stock Purchase Plan

The Company estimates the fair value of purchase rights under the 2013 ESPP and Amended and Restated ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the 2013 ESPP and Amended and Restated ESPP is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with assumptions substantially similar to those used for the valuation of stock option awards, with the exception of the expected life. The expected life is estimated to be six months, which is consistent with the purchase periods under the 2013 ESPP and Amended and Restated ESPP.

9. Leases

The Company's primary operating lease is for space at a data center which was renewed in April 2022 and expires in 2025. In April 2023, the Company finalized exercising an option to decrease the space at the data center under the operating lease. As a result, the Company remeasured its lease liability and adjusted its right-of-use assets by $565, respectively, during the nine months ended September 30, 2023.

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

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of September 30, 2023, the weighted-average rate used in discounting the lease liabilities for ROU operating leases was 6.0%. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet.

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the condensed consolidated balance sheets. The Company recognizes the expense for operating leases on straight-line basis over the lease term. As of September 30, 2023, the weighted-average remaining lease term for ROU operating leases was 1.5 years.

As of September 30, 2023 and December 31, 2022 the Company had net operating lease ROU assets of $2,278 and $3,844, respectively. Operating lease costs, consisting primarily of rental expense, were approximately $439 and $718 for the three months ended September 30, 2023 and 2022, respectively, and $1,403 and $3,152 for the nine months ended September 30, 2023 and 2022, respectively. Variable rent expense was not significant for the three and nine months ended September 30, 2023 and 2022.

The maturities of operating lease liabilities as of September 30, 2023 are as follows:

2023 (remaining)	396
2024	1,584
2025	396
Total lease payments	2,376
Less: Amount representing imputed interest	(98)
Present value of lease liabilities	2,278
Less: Current portion of lease liabilities	(1,496)
Non-current portion of lease liabilities	$782

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,403	$3,481
ROU assets obtained in exchange for lease liabilities:	161	5,015

Subleases

The Company sublet portions of its San Francisco office space under an agreement that expired in July 2022. Income from subleases is included in other income, net, on the accompanying condensed consolidated statements of comprehensive loss. Sublease income was $45 and $587 for the three and nine months ended September 30, 2022.

10. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

The Company's income tax provision for the three and nine months ended September 30, 2023 was $2 and $194, respectively, on pre-tax losses of $4,952 and $16,460, respectively. For the three and nine months ended September 30, 2023, the Company's effective tax rate varies from the federal income tax rate primarily due to valuation allowances in the United States and taxable income generated by certain of the Company's foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position for which it is not reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next year. For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any material interest or penalties related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss available to common stockholders	$(4,954)	$(5,736)	$(16,654)	$(13,109)
Denominator:
Weighted average number of shares, basic and diluted	17,912	16,030	17,522	15,741
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.28)	$(0.36)	$(0.95)	$(0.83)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	327	337
Unvested RSUs	1,802	1,849
Total	2,129	2,186

12. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

13. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of September 30, 2023, no material amounts were recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of September 30, 2023 and the audited consolidated balance sheet as of December 31, 2022.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of September 30, 2023 or December 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”), on February 23, 2023. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements

Overview

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

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 20% and 19% of total revenues for the three months ended September 30, 2023 and 2022, respectively, and 20% and 21% of our total revenues for the nine months ended September 30, 2023 and 2022, respectively. The New Google Revenue Share Agreement accounted for approximately 40% and 36% of our total revenues for the three months ended September 30, 2023 and 2022, respectively, and 40% and 36% of our total revenue for the nine months ended September 30, 2023 and 2022. Additionally, a customer for our subscription-based services accounted for approximately 11% of total revenues for the three and nine months ended September 30, 2023 and an advertising agency customer accounted for approximately 15% and 13% of total revenues for the three and nine months ended September 30, 2023, respectively.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$4,438	100%	$4,977	100%	$13,381	100%	$14,858	100%
Cost of revenues	3,087	70	3,181	64	9,501	71	9,712	65
Gross profit	1,351	30	1,796	36	3,880	29	5,146	35
Operating expenses
Sales and marketing	1,482	33	1,660	33	5,442	41	5,035	34
Research and development	2,860	64	3,034	61	8,599	64	8,931	60
General and administrative	2,119	48	2,923	59	6,897	52	7,937	53
Total operating expenses	6,461	146	7,617	153	20,938	156	21,903	147
Loss from operations	(5,110)	(115)	(5,821)	(117)	(17,058)	(127)	(16,757)	(113)
Other income, net	158	4	190	4	598	4	3,889	26
Loss before income taxes	(4,952)	(112)	(5,631)	(113)	(16,460)	(122)	(12,868)	(86)
Provision for income taxes	2	—	105	2	194	1	241	2
Net loss	$(4,954)	(112)%	$(5,736)	(115)%	$(16,654)	(124)%	$(13,109)	(88)%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Revenues, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Revenues, net	$4,438	$4,977	$(539)	(11)%	$13,381	$14,858	$(1,477)	(10)%

Revenues, net, for the three and nine months ended September 30, 2023 decreased $0.5 million, or 11%, and $1.5 million, or 10%, respectively, as compared to the corresponding periods in 2022. The decreases were primarily due to customer turnover that was not fully offset by new customer bookings. Revenues, net from our customers located in the United States represented 80% and 81% of total revenues, net for the three months ended September 30, 2023 and 2022, respectively, and 80% and 79% of total revenues, net for the nine months ended September 30, 2023 and 2022, respectively. Revenues, net from Google Revenue Share Agreements accounted for 40% and 36% of total revenues, net for the three months ended September 30, 2023 and 2022, respectively, and 40% and 36% of total revenues, net for the nine months ended September 30, 2023 and 2022, respectively.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Cost of revenues	$3,087	$3,181	$(94)	(3)%	$9,501	$9,712	$(211)	(2)%
Gross profit	1,351	1,796	(445)	(25)	3,880	5,146	(1,266)	(25)
Gross profit percentage	30%	36%			29%	35%

Cost of revenues for the three and nine months ended September 30, 2023 decreased less than $0.1 million, or 3%, and $0.2 million, or 2%, respectively, as compared to the corresponding periods in 2022. The decreases reflect lower personnel costs of $0.5 million for the three months ended September 30, 2023 due to the 2023 Restructuring Plan, lower facilities and hosting costs of $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, and a decrease in amortization expense of $0.1 million for the nine months ended September 30, 2023, partially offset by higher restructuring costs of $0.7 million for three and nine months ended September 30, 2023 due to the 2023 Restructuring Plan, and higher personnel costs of $0.2 million for the nine months ended September 30, 2023, respectively, resulting from a higher number of full-time personnel during the first two quarters of 2023.

Our gross margin decreased to 30% and 29% for the three and nine months ended September 30, 2023, respectively, as compared to 36% and 35% for the corresponding period in 2022. This was primarily due to the lower revenue in 2023 compared to 2022.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Sales and marketing	$1,482	$1,660	$(178)	(11)%	$5,442	$5,035	$407	8%
Percent of revenues, net	33%	33%			41%	34%

Sales and marketing expense for the three and nine months ended September 30, 2023 decreased $0.2 million, or 11%, and increased $0.4 million, or 8%, respectively, as compared to the corresponding period in 2022. The decrease in the three months ended September 30, 2023 was primarily due to lower personnel costs of $0.2 million due to the 2023 Restructuring Plan and lower marketing costs of $0.1 million, partially offset by higher restructuring costs of $0.1 million. The increase in the nine months ended September 30, 2023 was primarily due to higher marketing program costs $0.7 million related to investments in advertising in 2023 and higher restructuring costs of $0.1 million, partially offset by lower personnel costs of $0.4 million due to the 2023 Restructuring Plan.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Research and development	$2,860	$3,034	$(174)	(6)%	$8,599	$8,931	$(332)	(4)%
Percent of revenues, net	64%	61%			64%	60%

Research and development expenses for the three and nine months ended September 30, 2023 decreased $0.2 million, or 6%, and $0.3 million, or 4%, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to lower personnel costs of $0.8 million and $0.2 million for the three and nine months ended September 30, 2023 due to the 2023 Restructuring Plan and lower facilities and information technology costs of $0.2 million and $0.8 million for the three and nine months ended September 30, 2023, partially offset by higher restructuring costs of $0.7 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, due to the 2023 Restructuring Plan.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
General and administrative	$2,119	$2,923	$(804)	(28)%	$6,897	$7,937	$(1,040)	(13)%
Percent of revenues, net	48%	59%			52%	53%

General and administrative expenses for the three and nine months ended September 30, 2023 decreased by $0.8 million, or 28%, and $1.0 million, or 13%, respectively, as compared to the corresponding periods in 2022. The decreases were due to lower personnel costs of $0.6 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, due to the 2023 Restructuring Plan, lower facility and information technology costs of $0.5 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, lower depreciation expense of $0.4 million during the nine months ended September 30, 2023 and lower bad debt expense of $0.3 million during the nine months ended September 30, 2023, primarily due to the write off of certain customer credit balances, partially offset by higher restructuring costs of $0.1 million during the three and nine months ended September 30, 2023, due to the 2023 Restructuring Plan.

Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Other income, net	$158	$190	$(32)	(17)%	$598	$3,889	$(3,291)	(85)%

Other income, net, primarily consists of sublease income as well as foreign currency transaction gains and losses and interest income and expense. Additionally, 2022 included a gain of $3.1 million from PPP loan forgiveness recognized during the first quarter. Also contributing to the decrease was lower sublease income of $0.6 million for the nine months ended September 30, 2023, respectively, partially offset by higher interest income of $0.4 million for the nine months ended September 30, 2023, respectively. Foreign currency transaction gains and losses and interest income and expense were not material in 2023 or 2022.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$2	$105	$(103)	(98)%	$194	$241	$(47)	(20)%

The income tax provision for the three and nine months ended September 30, 2023 was primarily due to valuation allowances in the United States and taxable income generated by certain of our foreign wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through December 2022, we raised total net proceeds of $52.1 million from at-the-market offering programs administered by JMP Securities, and in 2020 we received proceeds of $3.3 million from a loan through the PPP, of which $3.1 million was forgiven. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of September 30, 2023, our principal source of liquidity was our cash and cash equivalents of $13.6 million. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain cash balances in our foreign subsidiaries. As of September 30, 2023, we had $13.6 million of cash and cash equivalents in aggregate, of which $0.2 million was held by our foreign subsidiaries. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

On August 3, 2021, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that we may offer our common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100.0 million. As part of this 2021 registration statement, we entered into a third equity distribution agreement with JMP Securities and established a new $50.0 million “at-the-market” securities offering facility, pursuant to which we may be able to issue and sell shares of our common stock. During the year ended December 31, 2022, we sold 1.1 million shares of our common stock under this new equity distribution agreement and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current “at-the-market” securities offering facility from $50.0 million to approximately $22.8 million based on our market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021. We cannot provide any assurance that we will be able to raise any additional financing under this facility. Our ability to raise any additional financing under this facility may be adversely affected if our common stock is delisted from Nasdaq. For more information regarding our compliance with Nasdaq listing standards, please refer below to “Risk Factors—Risks Related to the Ownership of Our Common Stock—If we cannot regain compliance with the continued listing requirements of Nasdaq, Nasdaq may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.”

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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We incurred a net loss of $16.7 million for the nine months ended September 30, 2023 and a net loss of $18.2 million for the year ended December 31, 2022. As of September 30, 2023, we had cash and cash equivalents of $13.6 million and an accumulated deficit of $339.0 million. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future.

In July 2023, we commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce our expenses (the "2023 Restructuring Plan"). The 2023 Restructuring Plan resulted in the reduction of our global employees by 56 full-time employees and 14 full-time-equivalent contractors during the three months ended September 30, 2023, reducing our total full-time-equivalent employee and contractor workforce by approximately 36% from 195 as of June 30, 2023 to 125 as of September 30, 2023. The remainder of planned workforce reductions are expected to be completed in the fourth quarter of 2023.

Our ability to achieve our business objectives, and to continue to meet our obligations, is dependent upon maintaining a certain level of liquidity, which is impacted by several factors, such as our ability to manage our cash flows, including the effectiveness of cost saving measures that we have implemented in the three months ended September 30, 2023 and the effective implementation of the remaining cost saving measures associated with the 2023 Restructuring Plan, our ability to maintain our strategic partnerships, our ability to increase new bookings, the extent of customer acceptance, retention and use of the MarinOne platform, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although we have pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Failure to manage our cash flows, improve customer retention rates, or raise additional capital would have a material adverse effect on our ability to achieve our intended business objectives.

Based on the funds we have available as of the date of the filing of this Quarterly Report on Form 10-Q and our history of recurring losses and negative operating cash flows, there is substantial doubt raised about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent upon our ability to achieve its intended business objectives. If we are unable to achieve our intended business objectives, it is probable that we may be required to initiate further cost savings activities, extend payment terms with suppliers, liquidate assets where possible, or wind-up operations. These actions could materially impact our business, results of operations and future prospects. Therefore, there is substantial doubt about our ability to continue as a going concern for one year after the filing date of the accompanying condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our uncertainty related to our ability to continue as a going concern. These adjustments could materially impact our accompanying condensed consolidated financial statements.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(12,634)	$(13,288)
Net cash used in investing activities	(1,511)	(1,360)
Net cash used in financing activities	(202)	(560)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	(13)	(158)
Net decrease in cash and cash equivalents and restricted cash	$(14,360)	$(15,366)

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

Cash used in operating activities for the nine months ended September 30, 2023 of $12.6 million was primarily the result of a net loss of $16.7 million, adjusted for non-cash (income) expenses of $3.8 million, primarily consisting of depreciation and amortization, stock-based compensation expense and provision for bad debts and a $0.2 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $0.9 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.3 million due to the timing of related disbursements; and (3) a net decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $1.0 million due primarily to the timing of related disbursements.

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

Investing Activities

During the nine months ended September 30, 2023 and 2022 investing activities primarily consisted of capitalized internally developed software costs. Purchases of property and equipment may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2023 was $0.2 million, primarily from employee taxes paid for withheld shares upon the settlement of equity awards.

Cash used in financing activities for the nine months ended September 30, 2022 was $0.6 million primarily from our $0.2 million repayment of the PPP loan and $0.4 million in employee taxes paid for withheld shares upon the settlement of equity awards.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the nine months ended September 30, 2023 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2022 filed with the SEC on February 23, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the nine months ended September 30, 2023 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMARY OF RISK FACTORS

Risks Related to our Financial Condition and Future Operating Results

•
Our history of recurring losses and negative operating cash flows raises substantial doubt about our ability to continue as a going concern unless we can increase our revenues, further reduce our expenses or raise additional capital to meet our obligations in the near term.
•
We expect to continue to incur losses and experience negative cash flows, and we may need to further reduce our expenses, change our business plans, sell additional securities, sell assets or borrow additional funds to sustain our business operations.
•
We may require additional capital to sustain and grow our business, and this capital might not be available on acceptable terms, if at all.
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
•
Our ability sustain and grow our business depends in part on the success of our relationships with advertising agencies and our strategic relationships with third parties. We have recognized a significant percentage of our revenues during recent periods from our strategic relationship with Google, and any adverse change in such relationship or failure to renew such relationship could have a material adverse effect on our results of operations and business.
•
Our market is highly competitive and complex. We may not be able to compete successfully against current and future competitors.
•
Our business depends on our customers’ continued willingness to manage advertising spend on our platform.

Operational Risks

•
Our business depends on retaining qualified personnel, and turnover may result in operational inefficiencies that could negatively affect our business. In July 2023, we commenced a significant reduction-in-force to reduce our expenses. These changes could be disruptive to our operations and could have a material adverse effect on our business and results of operations.
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

Risks Related to the Ownership of Our Common Stock

•
The closing price of our common stock on Nasdaq has been below $1.00 for more than 30 consecutive business days and as a result, we have received a deficiency notice from Nasdaq advising that we are not in compliance with a continued listing requirement. If we cannot regain compliance with the continued listing requirements of The Nasdaq Capital Market, The Nasdaq Capital Market may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.
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

RISK FACTORS

Risks Related to our Financial Condition and Future Operating Results

Our history of recurring losses and negative operating cash flows raises substantial doubt about our ability to continue as a going concern unless we can increase our revenues, further reduce our expenses or raise additional capital to meet our obligations in the near term.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $18.2 million during the year ended December 31, 2022 and a net loss of $16.7 million during the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $339.0 million and cash and cash equivalents of $13.6 million. The losses and accumulated deficit were due largely to declining revenues and the substantial investments we have made to grow our business and acquire customers. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future. Our revenues have decreased over the last several years, decreasing from $30.0 million in 2020 to $24.4 million in 2021 and to $20.0 million in 2022. Historically, we have relied primarily on the sale of our capital stock to fund operating activities.

Our ability to achieve our business objectives, and to continue to meet our obligations, is dependent upon maintaining a certain level of liquidity, which is impacted by several factors, such as our ability to manage our cash flows, including the effectiveness of cost saving measures that we have implemented in the three months ended September 30, 2023 and the effective implementation of the remaining cost saving measures associated with the 2023 Restructuring Plan, our ability to maintain our strategic partnerships, our ability to increase new bookings, the extent of customer acceptance, retention and use of the MarinOne platform, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although we have pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Failure to manage our cash flows, improve customer retention rates, or raise additional capital would have a material adverse effect on our ability to achieve our intended business objectives.

Based on the funds it has available as of the date of the filing of this Quarterly Report on Form 10-Q and our history of recurring losses and negative operating cash flows, there is substantial doubt raised about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent upon our ability to achieve our business objectives. If we are unable to achieve our business objectives, it is probable that we may be required to initiate further cost savings activities, extend payment terms with suppliers, liquidate assets where possible, or wind-up operations. These actions could materially impact our business, results of operations and future prospects. Therefore, there is substantial doubt about our ability to continue as a going concern for one year after the filing date of the accompanying condensed consolidated financial statements.

Our unaudited condensed consolidated financial statements for the nine months ended September 30, 2023 were prepared on a going concern basis in accordance with GAAP. The going concern basis assumes that we will continue in operation for the next 12 months and that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary if we are unable to continue as a going concern. These adjustments could materially impact our accompanying condensed consolidated financial statements.

We expect to continue to incur losses and experience negative cash flows, and we may need to further reduce our expenses, change our business plans, sell additional securities, sell assets or borrow additional funds to sustain our business operations.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives and other business activities. Based on the funds it has available as of the date of the filing of this report and our history of recurring losses and negative operating cash flows, there is substantial doubt raised about our ability to continue as a going concern. Our ability to continue as a going concern and grow our business and to realize profitability is substantially dependent upon our ability to improve customer retention rates, increase new bookings and manage our cash flows. To achieve this, we plan to attempt to increase our market share for our current services through sales and marketing efforts, continue development of new platform features and deliver efficient service to customers, which may require additional capital and expenditures, which may be difficult, especially if general macroeconomic conditions worsen. If we do not realize increases in our revenue, we may need to further reduce our expenses through additional cost-cutting measures, change our business plans or seek to sell additional securities, sell assets or borrow additional funds to sustain our business operations. In July 2023, we commenced the 2023 Restructuring Plan as described in Note 1 to the financial statements in Item 1 of Part I. We expect to substantially complete the 2023 Restructuring Plan during the fourth quarter of 2023. There is no guarantee that we will be able to realize the intended costs savings from this restructuring, or further reduce our expenses through any other future cost–cutting measures. Further, there is no guarantee that we will be able to issue additional securities or sell assets in future periods or borrow funds on commercially reasonable terms, or at all, in order to meet our cash needs and continue as a going concern. Our ability to raise additional financing is subject to a number of uncertainties, including but not limited to, the market demand for our stock, our financial performance and outlook, the market demand for products and services, and adverse market conditions.

We may require additional capital to sustain and grow our business, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to sustain and grow our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform and improve our operating infrastructure. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through further issuance of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, during the year ended December 31, 2021, we sold 5.5 million shares of our common stock under equity distribution agreements with JMP Securities LLC, or JMP Securities, and received proceeds of approximately $41.7 million, net of offering costs of $1.5 million, at a weighted average sales price of $7.85 per share. The 5.5 million shares of our common stock that we issued under the equity distribution agreements during 2021 increased the number of outstanding shares of our common stock by approximately 57%, resulting in dilution to the percentage ownership of our previously existing stockholders. Additionally, during the year ended December 31, 2022, we sold 1.1 million shares of our common stock under a new equity distribution agreement with JMP Securities for the sale of up to $50.0 million of new securities in an “at-the-market” common stock offering facility and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021. We cannot provide any assurance that we will be able to raise any additional financing under this facility. Our ability to raise any additional financing under this facility may be adversely affected if our common stock is delisted from The Nasdaq Capital Market ("Nasdaq"). For more information regarding our compliance with Nasdaq listing standards, please refer below to “Risks Related to the Ownership of Our Common Stock—If we cannot regain compliance with the continued listing requirements of Nasdaq, Nasdaq may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.”

In May 2020, we entered into a loan agreement with Harvest Small Business Finance, LLC, or the Lender, as the lender for a loan in an aggregate principal amount of $3.3 million, or the Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. An aggregate principal amount of $3.1 million of the Loan was forgiven in January 2022 and we repaid the remaining outstanding balance of $0.2 million in February 2022. The U.S. Department of the Treasury, or the Treasury, and the U.S. Small Business Administration, or the SBA, have announced that they will review all Payroll Protection Program loans that equal or exceed $2.0 million. While we believe that we acted in good faith and complied with all requirements of the Payroll Protection Program, if Treasury or SBA determined that our Loan application was not made in good faith or that we did not otherwise meet the eligibility requirements of the Payroll Protection Program, we could be required to return the Loan or a portion thereof. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to sustain and grow our business and to respond to business challenges could be significantly impaired.

Our usage-based pricing model makes it difficult to forecast revenues from our current customers and future prospects.

We primarily have a usage-based pricing model in which most of our fees are calculated as a percentage of customers’ advertising spend managed on our platform. This pricing model makes it difficult to accurately forecast revenues because our customers’ advertising spend managed by our platform may vary from month to month based on the variety of industries in which our advertisers operate, the seasonality of those industries and fluctuations in our customers’ advertising budgets or other factors. The market for digital advertising may be adversely affected by adverse market conditions, including inflation or general economic weakening, which has caused some advertisers to, and may continue to lead advertisers to, reduce the amount of their digital advertising spend. Our subscription contracts with our direct advertiser customers generally contain a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenues from the customer at the time the contract is signed, and, as a result, the minimum monthly platform fee may not be a good indicator of our revenues from that customer. In addition, advertisers that use our platform through our agency customers typically do not have a minimum monthly spend amount or a minimum term during which they must use our platform, and as a result, our ability to forecast revenues from these advertisers is difficult. If we incorrectly forecast revenues for these advertisers and the amount of revenue is less than projections we provide to investors, the price of our common stock could decline substantially. Additionally, if we overestimate usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenues, which would harm our gross margins and other operating results.

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

Our ability to grow or sustain our business could be constrained by the level of acceptance and expansion of emerging cloud-based advertising channels, as well as the continued use and growth of existing channels, such as search and social advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the advertising cloud solutions market or the entry of competitive solutions. The market for digital advertising may be adversely affected by adverse market conditions, including inflation or the effects of any general economic weakening, which caused some advertisers to, and may continue to lead advertisers to, reduce the amount of their digital advertising spend. Any expansion of the market for advertising cloud solutions depends on a number of factors, including growth of the cloud-based advertising market, growth of social and mobile as advertising channels and the cost, performance and perceived value associated with advertising cloud solutions, as well as the ability of cloud computing companies to address security and privacy concerns. Further, the cloud computing market is less developed in many jurisdictions outside the United States. If we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing as a whole, including our applications, may be negatively affected.

We operate in a rapidly developing and changing industry, which makes it difficult to evaluate our current business and future prospects.

We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including hiring and retaining qualified employees, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments, making improvements to our existing products and developing new solutions. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. In addition, from time to time, we may need to make additional investments in product development to address market demands, which may increase our overall expenses and reduce our ability to achieve profitability. Our ability to implement changes to our business and operations successfully and on a timely basis may be adversely affected by the restructuring plan that we commenced in July 2023, which is expected to reduce our total full-time equivalent employee and contractor workforce by approximately 39%. If we fail to successfully and timely implement these changes, our business may suffer, our revenue may decline and we may not be able to achieve growth or profitability. We cannot be assured that we will be successful in addressing these and other challenges we may face in the future.

We must develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments to remain competitive in our evolving industry.

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising platform solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing cross-channel, cross-device, enterprise marketing software platform and to continually introduce or acquire new features that are in demand by the market we serve. We also must update our software to reflect changes in publishers’ application programming interfaces, or APIs, and terms of use. We have deployed our latest platform, MarinOne, and are in the process of deploying new features and services, including MarinOne Budget Optimizer. In connection with the restructuring plan that we commenced in July 2023, we are focusing our business and product development efforts in more specific projects and initiatives. The success of these projects or any other enhancement or new solution depends on several factors, including timely completion, adequate quality testing, effective migration of existing customers with minimal disruption and appropriate introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely manner, may contain defects, may be more costly to compete than we anticipate or may not achieve the broad market acceptance necessary to generate significant revenues. Our ability to develop new products and features successfully and on a timely basis may be adversely affected by the restructuring plan that we commenced in July 2023. If we are unable to upgrade our software platform and features effectively or in a timely manner, or to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

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

Our ability to sustain and grow our business depends in part on the success of our relationships with advertising agencies and our strategic relationships with third parties.

Our ability to sustain and grow our business will depend, in part, on our ability to enter into successful relationships with advertising agencies. Identifying agencies and negotiating and documenting relationships with them requires significant time and resources. These relationships may not result in additional customers or enable us to generate significant revenues. Our contracts for these relationships are typically non-exclusive and do not prohibit the agency from working with our competitors or from offering competing services. Frequently, these agencies do in fact work with our competitors and compete with us. In addition, we often work with, or seek to work with, high-profile brands directly. This may not be possible where, for example, those brands obtain advertising services exclusively or primarily from advertising agencies.

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

Our ability to sustain and grow our business will also depend, in part, on our ability to enter-into and retain successful strategic relationships with third-parties. For example, we are seeking to establish relationships with third-parties to develop integrations with complementary technology and content. These relationships may not result in additional customers or enable us to generate significant revenues. For example, we have entered into Revenue Share Agreements with Google pursuant to which we are or have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Identifying partners and negotiating and documenting relationships with them require significant time and resources. Our contracts for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer.

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

We have incurred, and may incur in the future, expenses related to governmental investigations of Google and Meta.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced employee attrition and have conducted restructuring actions. In July 2023, we commenced a global reduction-in-force and other restructuring actions designed to reduce our expenses. In connection with the 2023 Restructuring Plan, described in Note 1 of our Condensed Consolidated Financial Statements, under the heading “Liquidity and Going Concern.” We expect to substantially complete the 2023 Restructuring Plan in the fourth quarter of 2023. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions or employee attrition could have an adverse effect on our business as a result of operational and administrative inefficiencies and added costs, decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, which could adversely affect our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

Increasing our customer base and achieving broader market acceptance of our software platform will depend to an extent on our ability to maintain our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new customers and our marketing organization to generate a sufficient pipeline of qualified sales leads. We have recently restructured our sales team in order to decrease our expenses. Our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate, train or retain sufficient highly qualified sales personnel. In addition, we may need to invest in lead generation activities to develop our pipeline of qualified opportunities for our sales force, which could increase our marketing expenses. If our lead generation activities do not increase our pipeline or if our sales force is unable to close opportunities at a high rate, then we may not generate an increase in revenues.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and harm our financial results.

Our customers depend on our support organization to resolve any technical issues relating to our solutions. Any changes in our customer support teams could be disruptive to our operations. In addition, our sales process is highly dependent on the quality of our solutions, our business reputation and on strong recommendations from our existing customers. In July 2023, we commenced a global reduction-in-force and other restructuring actions designed to reduce our expenses. The 2023 Restructuring Plan resulted in the reduction of our total full-time equivalent employee and contractor workforce in the three months ended September 30, 2023 by approximately 36% of our total full-time equivalent employee and contractor workforce as of June 30, 2023, which could adversely affect our ability to provide the same of level of high-quality technical support services as in the past. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers, and harm our business, operating results and financial condition.

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

Managing a global and geographically dispersed workforce and operation has required substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and operations reporting procedures, and we may not be able to do so effectively. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the 2023 Restructuring Plan, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Further, supporting our customers and operations, we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth or change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

Our common stock is listed on the Nasdaq Capital Market, or Nasdaq. Nasdaq’s listing standards generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, and we cannot assure you that we will be able to meet Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. We received a deficiency notice from Nasdaq on April 26, 2023, advising that the closing bid price of our stock for the previous 30 consecutive business days was below the $1.00 minimum bid price requirement and, therefore, we no longer satisfied this Nasdaq requirement. As of October 27, 2023, the closing price of our common stock on Nasdaq was $0.37.

In accordance with Nasdaq rules, we had until October 23, 2023 (180 calendar days from the date of the Nasdaq deficiency notice) to regain compliance with the minimum bid price requirement, which we did not achieve prior to October 23, 2023. In October 2023, we applied to Nasdaq for an additional 180 calendar day compliance period and, in connection with such application, applied to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. Nasdaq approved our application effective on October 24, 2023, and the listing of our common stock transferred to the Nasdaq Capital Market effective as of the opening of business on October 25, 2023. After the extension of the compliance period, we now have until April 22, 2024 to regain compliance with Nasdaq’s minimum bid price requirement. If at any time prior to April 22, 2024, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, we expect that Nasdaq would provide us with a written confirmation of compliance and the matter will be closed. In the event that we do not regain compliance with the minimum bid price requirement prior to April 22, 2024, or if we are not otherwise eligible to maintain the listing of our common stock on the Nasdaq Capital Market, we expect Nasdaq will provide us with written notification that our securities are subject to delisting from the Nasdaq Capital Market. At that time, we may appeal the delisting determination to a hearings panel.

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018), The Nasdaq Global Market (from June 20, 2018 through October 24, 2023) and The Nasdaq Capital Market (from October 25, 2023 to the date of this filing) has been volatile. From January 1, 2023 through September 30, 2023, the closing sales price of our common stock on the Nasdaq Global Market ranged from $0.42 to $1.33 per share. From October 1, 2023 through October 27, 2023, the closing sales price of our common stock on the Nasdaq Global Market or, since October 25, 2023, the Nasdaq Capital Market, ranged from $0.35 to $0.47 per share. Factors that may affect the market price of our common stock include:

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
•
disruptions to financial markets and market conditions as a result of the inflation, interest rate fluctuations, hostilities in international markets and regions, the COVID-19 pandemic or other factors;
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

Additionally, during the year ended December 31, 2022, we sold 1.1 million shares of our common stock under a new equity distribution agreement with JMP Securities for the sale of up to $50.0 million of new securities in an “at-the-market” common stock offering facility and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021. We cannot provide any assurance that we will be able to raise any additional financing under this facility. Our ability to raise any additional financing under this facility would be materially adversely affected if our common stock is delisted from Nasdaq.

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

MARIN SOFTWARE INCORPORATED

Dated: November 13, 2023	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2023	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)