Form 10-K
period 2023-12-31
MARIN SOFTWARE INC
filed 2024-02-23
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-35838

Marin Software Incorporated

(Exact name of registrant as specified in its charter)

Delaware	20-4647180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 New Montgomery Street, 4th Floor

San Francisco, California, 94105

(Address of principal executive offices)

(415) 399-2580

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	MRIN	The Nasdaq Capital Market

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

Based on the closing price of the registrant’s Common Stock on The Nasdaq Global Market of $0.59 on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2023, the aggregate market value of its shares held by non-affiliates was approximately $9.1 million. Shares of the registrant’s Common Stock held by each executive officer and director were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2024, there were approximately 18,067,139 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

As used in this report, the terms “Marin,” “Marin Software,” “Registrant,” “we,” “us,” “our,” and the “Company” mean Marin Software Incorporated and its subsidiaries unless the context indicates otherwise. References to “fiscal 2023” and “fiscal 2022” and "2023" and "2022" refer to the year ended December 31, 2023 and the year ended December 31, 2022, respectively.

PART I

ITEM 1. BUSINESS

We are a leading provider of digital marketing software for search, social, and eCommerce advertising channels, offered as a unified software-as-a-service ("SaaS") advertising management platform for performance-driven advertisers and agencies. Our platform is an analytics, workflow, and optimization solution for marketing professionals, allowing them to manage their digital advertising spend effectively. We market and sell our solutions to advertisers directly and through leading advertising agencies. Our customers collectively manage billions of dollars in advertising spend on our platform globally across industries. We believe this makes us one of the largest independent advertising cloud solutions providers. Our software solution helps our customers:

•
measure the effectiveness of their advertising campaigns through our proprietary reporting and analytics capabilities;
•
manage and execute campaigns through our intuitive user interface and underlying technology that streamlines and automates vital functions, such as advertisement creation and bidding, across multiple publishers and channels; and
•
optimize campaigns across multiple publishers and channels based on market and business data to achieve desired revenue outcomes using our predictive bid management technology.

Advertisers use our platform to create, target, and convert precise audiences based on recent buying signals from users’ search, social, and eCommerce interactions. Our platform integrates with leading publishers such as Amazon, Apple, Baidu, Bing, Criteo, Facebook ("Meta Platforms, Inc." or "Meta"), Google, Instacart, Instagram, LinkedIn, Pinterest, TikTok, Twitter, Walmart, Yahoo!, Yahoo! Japan and Yandex. Additionally, we have integrations with dozens of leading web analytics and advertisement-serving solutions and critical enterprise applications, enabling our customers to measure the return on investment of their marketing programs more accurately.

Our software platform integrates advertising performance, sales, and revenue data, allowing advertisers to connect the dots between advertising spend and revenue outcomes. Through an intuitive interface, we enable our customers to simultaneously run large-scale digital advertising campaigns across multiple publishers and channels, making it easy for marketers to create, publish, modify, and optimize campaigns.

Our optimization tools allow advertisers to forecast outcomes and optimize campaigns across multiple publishers and channels to achieve their business goals. This technology can help advertisers improve performance by increasing advertisement spend on those campaigns, publishers and channels that are performing well while reducing investment in those that are not. Brands can intelligently and efficiently measure, manage, and optimize digital advertising spend to achieve desired business results.

Headquartered in San Francisco, we incorporated in the State of Delaware in 2006.

Offered Solutions

Our cloud-based platform helps our customers measure, manage, and optimize their digital marketing campaigns to improve the performance of their online advertising campaigns, realize efficiencies and time savings, and make better business decisions. We offer solutions for direct advertisers and the agencies that represent them, focused on enterprise and mid-market businesses. We provide self-serve solutions and managed services for search, social, and eCommerce.

Our platform offers the following capabilities:

•
Optimization. Our Optimization tools help advertisers manage budgets and bids across publishers to improve the return on their marketing investment. We help identify opportunities for campaign improvements, which we believe can improve financial performance and efficiencies. Forecasting capabilities help predict campaign performance, simplifying marketing budgeting processes.
•
Reporting and Analytics. Our Reporting and Analytics tools enable advertisers to report results at a business level and analyze cross-channel performance trends, which we believe can lead to improved visibility and generate significant time savings.
•
Automation. Our Automation tools provide the digital advertiser with a unified interface to create, manage, and optimize campaigns across a broad range of publishers, creating greater efficiencies and increasing flexibility. Our goal is to complement and enhance the tools offered by these publishers with tools to automate and simplify workflows, allowing them to manage their campaigns on a global scale.
•
Connect. Our Connect tools enable advertisers to automate and streamline the capture of revenue, cost and audience data from various sources such as advertisement servers, analytics systems, Customer Relationship Management (CRM) platforms, publishers and third-party databases. Through integrations across multiple data sources, our Connect module can help advertisers have a holistic picture of their digital advertising campaigns.

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

In September 2021, we entered into a new revenue share agreement with Google, with an effective date of October 1, 2021 for a three-year term continuing until September 30, 2024. Under this new Google Revenue Share Agreement, we are eligible to receive fixed and variable revenue share payments based on a percentage of certain search advertising spend that is managed through our platform. Google has the right to terminate this new Google Revenue Share Agreement in certain circumstances. Any termination or amendment of this agreement, any failure of us to comply with the terms of the agreement, or any failure to renew this agreement to extend beyond the currently scheduled expiration date of September 30, 2024, would have a material adverse effect on our results of operations.

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
•
brand awareness and reputation; and
•
size of customer base.

Apart from cross-channel platform competitors, we also compete with channel solutions in the social advertising market. Competitors in the social advertising market include companies such as Salesforce, Inc. and Smartly.io. Competitors also include companies in the marketing data pipeline market such as Funnel, NinjaCat and Supermetrics.

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

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example, the California Consumer Privacy Act ("CCPA"), which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. The Nevada Online Privacy Law, which went into effect October 1, 2021 provides Nevada residents with the right to know our data practices and the right to opt-out of the sale of certain “covered information.” Additional laws, including the California Privacy Rights Act ("CPRA"), Virginia Consumer Data Protection Act, and Colorado Privacy Act went into effect on January 1, 2023. The Connecticut Consumer Privacy Act became effective on July 1, 2023, and the Utah Consumer Privacy Act became effective on December 31, 2023. These laws provide consumers with the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. The CPRA also includes special requirements for California consumers under the age of 16.

The General Data Protection Regulation ("GPDR"), which went into effect in May 2018 gives EU residents, among other things, rights to right to know what personal data we collect from them, how it is used, and the right to access, correct, delete, and opt out of the sale of their personal information to third parties. We may also be required to obtain consent from any consumers in certain circumstances and adhere to certain data transfer mechanisms to transfer EU personal data to certain other jurisdictions. The Safe Harbor framework that many companies relied on to transfer data was recently found to be invalid. We rely on standard contracts for data transfers from the EU. The standard contractual clauses were recently revised substantially and we are in the process of implementing new standard contractual clauses. As regulatory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints or regulatory investigations or fines. The GDPR sets a maximum fine of €20 million (about £18 million) or 4% of annual global turnover for infringements – whichever is greater. If we are unable to transfer data between and among countries in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our systems and operations, and could adversely affect our financial results.

The United Kingdom’s Data Protection Act 2018 ("Data Protection Act"), and UK General Data Protection Regulation ("UK GDPR"), apply to our activities in the United Kingdom. They have similar requirements to those noted above relating to GDPR. The Data Protection Act and UK GDPR set a maximum fine for infringements as the greater of £17.5 million or 4% of annual global turnover.

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

Workforce Demographics

As of December 31, 2023, we had a total of 108 employees, which was down from a total of 177 employees at December 31, 2022 and a total of 156 employees at December 31, 2021. As of December 31, 2023, approximately 48% of our employees were located in the United States, with approximately 26% of our employees located in Europe and approximately 26% of our employees located in Asia. As of December 31, 2023, approximately 39% of our employees were on our engineering and research and development teams, with the remainder of our employees comprising our sales and marketing, customer service, and general and administrative teams. We are focused on retaining and motivating our employees at all levels and in all parts of the organization, and we are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.

Compensation, Benefits and Well-being

We believe that we offer fair compensation and benefits that support our employees’ overall well-being and are competitive in our industry and in the communities in which we operate. To promote alignment with our short- and long-term objectives, our compensation practices for employees include base pay, potential bonuses and other short-term incentives, and equity grants and other opportunities for long-term incentives. We offer an array of benefits, including comprehensive health and wealth insurance. We provide emotional well-being services through an Employee Assistance Program.

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

Diversity and Inclusion

We view diversity, equity and inclusion as a competitive advantage and integral to achieving short-term and long-term business success. We believe that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background, or religious belief.

Intellectual Property

Our intellectual property rights are a key component of our success. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights.

As of December 31, 2023, we had five issued patents and one patent applications pending in the United States. We own and use trademarks on or in connection with our products and services, including two registered trademarks in the United States, Canada, the European Union, Australia, China, Japan and Russia; one registered mark in South Korea and Singapore; and unregistered common law marks and pending trademark applications in the United States, Canada and the European Union. We have also registered numerous Internet domain names.

Available Information

The mailing address of our headquarters is 149 New Montgomery Street, 4th Floor, San Francisco, California 94105 and our telephone number at that location is (415) 399-2580. Our website is www.marinsoftware.com. Through a link on the Investor Center section of our website, we make the following filings available, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"): our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The information posted to our website is not incorporated into this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at its website at www.sec.gov.

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
•
Our ability to sustain and grow our business depends in part on the success of our relationships with advertising agencies and our strategic relationships with third parties. We have recognized a significant percentage of our revenues during recent periods from our strategic relationship with Google, and any adverse change in such relationship or failure to renew such relationship beyond the currently scheduled September 30, 2024 expiration date could have a material adverse effect on our results of operations and business.
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
•
We have identified a material weakness in our internal controls over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Risks Related to the Ownership of Our Common Stock

•
The closing price of our common stock on the Nasdaq Capital Market ("Nasdaq") has been below $1.00 for more than 30 consecutive business days and, as a result, we have received a deficiency notice from Nasdaq advising that we are not in compliance with a continued listing requirement. If we cannot regain compliance with the continued listing requirements of Nasdaq, Nasdaq may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock. To attempt to regain compliance with Nasdaq’s requirements, we intend to seek stockholder approval for a reverse stock split.
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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $21.9 million during the year ended December 31, 2023 and a net loss of $18.2 million during the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $344.3 million and cash and cash equivalents of $11.4 million. The losses and accumulated deficit were due largely to declining revenues and the investments we have made to attempt to grow our business and acquire customers. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future. Our revenues have decreased over the last several years, decreasing from $30.0 million in 2020, $24.4 million in 2021, $20.0 million in 2022 and to $17.7 million in 2023. Historically, we have relied primarily on the sale of our capital stock to fund operating activities.

Although we have pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Based on the funds we have available as of the date of the filing of this Annual Report on Form 10-K and our history of recurring losses and negative operating cash flows, there is substantial doubt raised about our ability to continue as a going concern.

Our ability to continue as a going concern is substantially dependent upon our ability to manage our cash flows, including the effectiveness of cost saving measures that we implemented in the second half of 2023, as well as our ability to maintain our strategic partnerships, improve customer retention rates and increase new bookings. If we are unable to manage our cash flows, maintain our strategic partnerships, improve customer retention rates, increase new bookings or raise sufficient additional capital, it is probable that we may be required to initiate further cost savings activities, extend payment terms with suppliers, liquidate assets where possible, or wind-up operations. These actions could materially impact our business, results of operations and future prospects. Therefore, there is substantial doubt about our ability to continue as a going concern for one year after the filing date of the accompanying consolidated financial statements.

Our consolidated financial statements for the year ended December 31, 2023 were prepared on a going concern basis in accordance with GAAP. The going concern basis assumes that we will continue in operation for the next 12 months and that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern. These adjustments could materially impact our accompanying consolidated financial statements.

We expect to continue to incur losses and experience negative cash flows, and we may need to further reduce our expenses, change our business plans, sell additional securities, sell assets or borrow additional funds to sustain our business operations.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives and other business activities. Based on the funds we have available as of the date of the filing of this report and our history of recurring losses and negative operating cash flows, there is substantial doubt raised about our ability to continue as a going concern. Our ability to continue as a going concern and grow our business and to realize profitability is substantially dependent upon our ability to improve customer retention rates, increase new bookings and manage our cash flows. To achieve this, we plan to attempt to increase our market share for our current services through sales and marketing efforts, continue development of new platform features and deliver efficient service to customers, which may require additional capital and expenditures, which may be difficult, especially if general macroeconomic conditions worsen. If we do not realize increases in our revenue, we may need to further reduce our expenses through additional cost-cutting measures, change our business plans or seek to sell additional securities, sell assets or borrow additional funds to sustain our business operations. In July 2023, we commenced the 2023 Restructuring Plan, described in Note 1 of our accompanying consolidated financial statements, under the heading “Liquidity.” There is no guarantee that we will be able to realize the intended costs savings from this restructuring, or further reduce our expenses through any other future cost–cutting measures. Further, there is no guarantee that we will be able to issue additional securities or sell assets in future periods or borrow funds on commercially reasonable terms, or at all, in order to meet our cash needs and continue as a going concern. Our ability to raise additional financing is subject to a number of uncertainties, including but not limited to, the market demand for our stock, our financial performance and outlook, the market demand for products and services, and adverse market conditions.

We may require additional capital to sustain and grow our business, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to sustain and grow our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform, continue the deployment of MarinOne, and improve our operating infrastructure. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through further issuance of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, during the year ended December 31, 2021, we sold 5.5 million shares of our common stock under equity distribution agreements with JMP Securities LLC ("JMP Securities"), and received proceeds of approximately $41.7 million, net of offering costs of $1.5 million, at a weighted average sales price of $7.85 per share. The 5.5 million shares of our common stock that we issued under the equity distribution agreements during 2021 increased the number of outstanding shares of our common stock by approximately 57%, resulting in dilution to the percentage ownership of our previously existing stockholders. Additionally, during the year ended December 31, 2022, we sold 1.1 million shares of our common stock under a new equity distribution agreement with JMP Securities for the sale of up to $50.0 million of new securities in an “at-the-market” common stock offering facility and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In May 2020, we entered into a loan agreement with Harvest Small Business Finance, LLC (the "Lender"), as the lender for a loan in an aggregate principal amount of $3.3 million (the "Loan"), pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. An aggregate principal amount of $3.1 million of the Loan was forgiven in January 2022 and we repaid the remaining outstanding balance of $0.2 million in February 2022. The U.S. Department of the Treasury (the "Treasury"), and the U.S. Small Business Administration (the "SBA"), have announced that they will review all Payroll Protection Program loans that equal or exceed $2.0 million. While we believe that we acted in good faith and complied with all requirements of the Payroll Protection Program, if the Treasury or the SBA determined that our Loan application was not made in good faith or that we did not otherwise meet the eligibility requirements of the Payroll Protection Program, we could be required to return the Loan or a portion thereof. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to sustain or grow our business and to respond to business challenges could be significantly impaired.

Our usage-based pricing model makes it difficult to forecast revenues from our current customers and future prospects.

We primarily have a usage-based pricing model in which most of our fees are calculated as a percentage of customers’ advertising spend managed on our platform. This pricing model makes it difficult to accurately forecast revenues because our customers’ advertising spend managed by our platform may vary from month to month based on the variety of industries in which our advertisers operate, the seasonality of those industries and fluctuations in our customers’ advertising budgets or other factors. The market for digital advertising may be adversely affected by adverse market conditions, including inflation or any general economic weakening, which has in the past caused some advertisers to, and may in the future lead advertisers to, reduce the amount of their digital advertising spend. Our subscription contracts with our direct advertiser customers generally contain a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenues from the customer at the time the contract is signed, and, as a result, the minimum monthly platform fee may not be a good indicator of our revenues from that customer. In addition, advertisers that use our platform through our agency customers typically do not have a minimum monthly spend amount or a minimum term during which they must use our platform, and as a result, our ability to forecast revenues from these advertisers is difficult. If we incorrectly forecast revenues for these advertisers and the amount of revenue is less than projections we provide to investors, the price of our common stock could decline substantially. Additionally, if we overestimate usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenues, which would harm our gross margins and other operating results.

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

We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including hiring and retaining qualified employees, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments, making improvements to our existing products and developing new solutions. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. In addition, from time to time, we may need to make additional investments in product development to address market demands, which may increase our overall expenses and reduce our ability to achieve profitability. Our ability to implement changes to our business and operations successfully and on a timely basis may be adversely affected by the restructuring plan that we commenced in July 2023, which reduced our total full-time equivalent employee and contractor workforce by approximately 41%. If we fail to successfully and timely implement these changes, our business may suffer, our revenue may decline and we may not be able to achieve growth or profitability. We cannot be assured that we will be successful in addressing these and other challenges we may face in the future.

We must develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments to remain competitive in our evolving industry.

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising platform solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing cross-channel, cross-device, enterprise marketing software platform and to continually introduce or acquire new features that are in demand by the market we serve. We also must update our software to reflect changes in publishers’ application programming interfaces ("APIs"), and terms of use. We have deployed our latest platform, MarinOne, and are in the process of deploying new features and services, including Marin budget pacing and dynamic allocation tools. In connection with the restructuring plan that we commenced in July 2023, we are focusing our business and product development efforts in more specific projects and initiatives. The success of these projects or any other enhancement or new solution depends on several factors, including timely completion, adequate quality testing, effective migration of existing customers with minimal disruption and appropriate introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely manner, may contain defects, may be more costly to compete than we anticipate or may not achieve the broad market acceptance necessary to generate significant revenues. Our ability to develop new products and features successfully and on a timely basis may be adversely affected by the restructuring plan that we commenced in July 2023. If we are unable to upgrade our software platform and features effectively or in a timely manner, or to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement with Google. We entered into our original revenue share agreement with Google in December 2018 for a three-year term that ran from October 1, 2018 until September 30, 2021. We entered into a new revenue share agreement with Google in September 2021 for a three-year term scheduled to run from October 1, 2021 until September 30, 2024. Under these Google Revenue Share Agreements, we have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the years ended December 31, 2022 and 2021, we recognized revenues of $7.2 million and $8.6 million, respectively, from the applicable Google Revenue Share Agreement. Google has the right to terminate our current Google Revenue Share Agreement in certain circumstances and the agreement requires us to make minimum investments in product development. Any termination or amendment of this agreement, any failure of us to comply with the terms of the agreement, or any failure to renew the agreement to extend beyond the currently scheduled expiration date of September 30, 2024 would have a material adverse effect on our results of operations.

Our ability to grow or sustain our business depends in part on the success of our relationships with advertising agencies and our strategic relationships with third parties.

Our ability to grow or sustain our business will depend, in part, on our ability to enter into successful relationships with advertising agencies. Identifying agencies and negotiating and documenting relationships with them requires significant time and resources. These relationships may not result in additional customers or enable us to generate significant revenues. Our contracts for these relationships are typically non-exclusive and do not prohibit the agency from working with our competitors or from offering competing services. Frequently, these agencies do in fact work with our competitors and compete with us. In addition, we often work with, or seek to work with, high-profile brands directly. This may not be possible where, for example, those brands obtain advertising services exclusively or primarily from advertising agencies.

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

Our ability to grow or sustain our business will also depend, in part, on our ability to enter-into and retain successful strategic relationships with third-parties. For example, we are seeking to establish relationships with third-parties to develop integrations with complementary technology and content. These relationships may not result in additional customers or enable us to generate significant revenues. For example, we have entered into Revenue Share Agreements with Google pursuant to which we are or have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Identifying partners and negotiating and documenting relationships with them require significant time and resources. Our contracts for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced employee attrition and have conducted restructuring actions. In July 2023, we commenced a global reduction-in-force and other restructuring actions designed to reduce our expenses. In connection with the 2023 Restructuring Plan, described in Note 1 of our accompanying consolidated financial statements, under the heading “Liquidity.” We substantially completed the 2023 Restructuring Plan in the fourth quarter of 2023. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions or employee attrition could have an adverse effect on our business as a result of operational and administrative inefficiencies and added costs, decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, which could adversely affect our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

For example, the release by Apple of its iOS 14 operating systems in April 2021 brought with it a number of new changes, including the need for mobile app users to opt-in before their identifier for advertisers ("IDFA"), can be accessed by an app. Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. Although we do not rely heavily on IDFA, low opt-in rates to grant IDFA access may result in advertisers rethinking their conversion tracking strategy. Any reduced ability of advertisers to accurately target and measure their advertising campaigns may cause spend fluctuations. If consumer resistance to the collection and sharing of the data used to deliver targeted advertising continues to increase, or the use and adoption of consent / Do Not Track mechanisms increases as a result of industry regulatory and/or legal developments, and/or new technologies are developed and deployed that have a material impact on our ability to collect data, such developments could have a material adverse effect on our results of our operations.

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

Our success in the mobile channel depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as the major operating systems that run on them and the applications that are downloaded onto them. For example, the release of iOS 14 brought with it a number of new changes, including the need for app users to opt-in before their IDFA, can be accessed by an app (which was released April 26, 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. Although we do not rely heavily on IDFA, low opt-in rates to grant IDFA access may result in advertisers rethinking their conversion tracking strategy. Any reduced ability of advertisers to accurately target and measure their advertising campaigns may cause spend fluctuations.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information. Moreover, many of our employees, service providers and third parties work more frequently on a remote basis, which may involve relying on less secure systems and may increase the risk of, and susceptibility to, cybersecurity related incidents. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers or we could incur other liabilities, which could adversely affect our business.

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

Increasing our customer base and achieving broader market acceptance of our software platform will depend to an extent on our ability to maintain our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new customers and our marketing organization to generate a sufficient pipeline of qualified sales leads; however, we restructured our sales team in 2023 to decrease our expenses, which may make our sales and marketing activities more challenging. Additionally, our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate, train or retain sufficient highly qualified sales personnel. In addition, we may need to invest in lead generation activities to develop our pipeline of qualified opportunities for our sales force, which could increase our marketing expenses. If our lead generation activities do not increase our pipeline or if our sales force is unable to close opportunities at a high rate, then we may not generate an increase in revenues.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and harm our financial results.

Our customers depend on our support organization to resolve any technical issues relating to our solutions. Any changes in our customer support teams could be disruptive to our operations. In addition, our sales process is highly dependent on the quality of our solutions, our business reputation and on strong recommendations from our existing customers. In July 2023, we commenced a global reduction-in-force and other restructuring actions designed to reduce our expenses, which resulted in the reduction of our total full-time equivalent employee and contractor workforce in the six months ended December 31, 2023 by approximately 41% of our total full-time equivalent employee and contractor workforce as of June 30, 2023, which could adversely affect our ability to provide the same of level of high-quality technical support services as in the past. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers, and harm our business, operating results and financial condition.

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

Managing a global and geographically dispersed workforce and operation has required substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and operations reporting procedures, and we may not be able to do so effectively. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the 2023 Restructuring Plan, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Further, to support our customers and operations we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth or change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Future acquisitions or divestitures, strategic investments, partnerships or alliances could be difficult to integrate or complete, divert the attention of key management personnel, disrupt our business, dilute shareholder value and adversely affect our results of operations and financial condition.

We acquired and divested businesses in the past and may seek to acquire or divest businesses, products or technologies in the future. However, we have limited experience in acquiring or divesting businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the transaction, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues.

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

The GDPR is applicable in all European Union member states and prescribes data protection requirements in the European Union and substantial fines for non-compliance. We make use of model contractual clauses approved by the European Commission in relation to the transfer of personal data from the European Union to the United States. The European Commission’s model contractual clauses are subject to changes and legal challenges in the European Union, however, and it is unclear whether these will continue serve as appropriate means for us to transfer personal data from the European Union to the United States. Some features of our subscription services use cookies, which trigger the data protection requirements of certain foreign jurisdictions, such as the GDPR and the EU ePrivacy Directive. In addition, our services collect data about visitors’ interactions with our advertiser clients that may be subject to regulation under current or future laws or regulations. If our privacy or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, audits or other liabilities in such jurisdictions, or our advertisers may terminate their relationships with us. In addition, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, clients, or partners outside the United States. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign clients and partners are not able to lawfully transfer data to us.

This area of the law is currently under intense government scrutiny and many governments, including the U.S. government, are considering a variety of proposed regulations that would restrict or impact the conditions under which data obtained from or through the activities of visitors could be collected, processed or stored. In addition, regulators such as the Federal Trade Commission and the California Attorney General are continually proposing new regulations and interpreting and applying existing regulations in new ways. For example, the CCPA, took effect January 1, 2020, which provides new data privacy rights for consumers and new disclosure and operational requirements for companies. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In connection with the United Kingdom leaving the European Union, new or amended data privacy laws may be adopted in the United Kingdom. The burdens imposed by the GDPR and CCPA, and changes to existing laws or new laws regulating the solicitation, collection or processing of personal and consumer information, truth-in-advertising and consumer protection could affect our customers’ utilization of digital advertising and marketing, potentially reducing demand for our subscription services, or impose restrictions that make it more difficult or expensive for us to provide our services.

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

We collect or have imposed upon us sales or other taxes related to the solutions we sell in certain states and other jurisdictions. An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the U.S. Supreme Court recently ruled in South Dakota v. Wayfair, Inc. et al ("Wayfair"), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by any state, country or other jurisdiction in which we do business that we should be collecting sales or other taxes on the sale of our products and services could, among other things, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage clients from purchasing solutions from us or otherwise substantially harm our business and results of operations.

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2023. If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2023 relating to our review of the long-lived asset impairment analysis pursuant to ASC 360, Property, Plant and Equipment, specifically our review did not appropriately identify and evaluate an outlier in an assumption used to determine the fair value of internally developed software under the market approach valuation method. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

There can be no assurance that our remediation efforts will ultimately have the intended effects. Additionally, measures to remediate material weaknesses may be time-consuming and costly, and even if we remediate this material weakness, there can be no assurance that we will not have material weaknesses or deficiencies in our internal control over financial reporting in the future.

If we cannot remediate the material weakness identified above, identify other material weaknesses or significant deficiencies in the future, if we are unable to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act ("Section 404") in a timely manner, if we are unable to assert that our internal controls over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a smaller reporting company and as a result we can provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and we have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in our Annual Reports on Form 10-K. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we will rely on the exemptions available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2023, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 for federal purposes and began to expire in 2022 for state purposes. Our federal net operating loss generated in 2018 and after can be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, (the "Code"), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

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

Our common stock is listed on The Nasdaq Capital Market. Nasdaq’s listing standards generally require that we meet certain requirements relating to stockholders’ equity, market capitalization, stock price, the aggregate market value of publicly held shares, and distribution requirements, and we cannot assure you that we will be able to continue to meet all of Nasdaq’s listing requirements. One of Nasdaq’s listing requirements is that our shares maintain a minimum bid price of at least $1.00. We received a deficiency notice from Nasdaq on April 26, 2023, advising that the closing bid price of our stock for the previous 30 consecutive business days was below the $1.00 minimum bid price requirement and, therefore, we no longer satisfied this Nasdaq requirement. As of February 15, 2024, the closing price of our common stock on Nasdaq was $0.37.

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

To attempt to regain compliance with Nasdaq’s requirements, we intend to seek stockholder approval for a reverse stock split. We cannot provide any assurances that we will obtain stockholder approval for a reverse stock split, or that any reverse stock split would result in any sustained increase in the market price of our common stock. Because a reverse stock split will reduce the number of shares of common stock available in the public market, the trading market for common stock may be harmed, particularly if the stock price does not increase as a result of a reverse stock split.

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

Such a de-listing would likely have an adverse effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we may take actions to restore our compliance with The Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, or stabilize the market price or improve the liquidity or trading volume of our common stock, or prevent our common capitalization and stockholder’s equity from dropping below The Nasdaq Capital Market minimum requirements, or prevent other future non-compliance with The Nasdaq Capital Market’s continued listing requirements.

The market price of our common stock has been highly volatile and may continue to be subject to wide fluctuations due to circumstances beyond our control, which could result in stockholders incurring losses on their investments and subject us to litigation.

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018), the Nasdaq Global Market (from June 20, 2018 to October 24, 2023), and the Nasdaq Capital Market (from October 25, 2023 to the date of this filing) has been volatile. From January 1, 2023 through December 31, 2023, the closing sales price of our common stock ranged from $0.28 to $1.33 per share. From January 1, 2024 through February 15, 2024, the closing sales price of our common stock ranged from $0.37 to $0.41 per share. Factors that may affect the market price of our common stock include:

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
•
disruptions to financial markets and market conditions as a result of the inflation, interest rate fluctuations, hostilities in international markets and regions, pandemics or other factors;
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

During the year ended December 31, 2021, we sold 5.5 million shares of our common stock under equity distribution agreements with JMP Securities, and received proceeds of approximately $41.7 million, net of offering costs of $1.5 million, at a weighted average sales price of $7.85 per share. The 5.5 million shares of our common stock that we issued under equity distribution agreements during 2021 increased the number of outstanding shares of our common stock by approximately 57%, resulting in dilution to the percentage ownership of our previously existing stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the importance of maintaining the trust and confidence of our customers, business partners and employees and we believe that security of our information systems and data is important to our business. We focus on preserving the confidentiality, security and availability of the information that we collect and store and have designed and implemented processes to assess, identify and manage material risks from cybersecurity threats. Our information security policies, processes and practices are integrated into our overall risk management programs and processes as a public company. As part of our risk management programs, we have developed and implemented several technical and organizational measures to help protect the security of our information systems and data. These measures include physical access controls, logical access controls, and other measures.

In terms of physical controls, we co-locate our servers and hosting equipment at a secure third-party data center in Las Vegas, Nevada, which enforces strict employee identification measures and restrictions on unauthorized personnel. In terms of logical and technical access controls, we have designed and implemented information security policies, system access policies, technical monitoring systems, and a variety of other policies and technical security measures. We require all employees to take training courses on an annual basis to review and better understand potential cybersecurity threats. We use third parties to conduct testing of our information systems on a periodic basis to test for potential vulnerabilities.

We use a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. For third parties that we rely upon for certain IT systems, we seek to use only reputable providers, to use the most recently reliable versions of such systems, and monitor and address alerts for potential vulnerabilities to any such systems.

We engage in the periodic assessment and testing of policies, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include audits, assessments and vulnerability testing focused on evaluating the effectiveness of our cybersecurity measures. We revise our policies or practices as appropriate based on the results of such assessments or testing.

We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, including our business strategy, results of operations or financial condition. We do not believe risks from cybersecurity threats are reasonably likely to materially affect us, but no assurances can be provided that, despite the implementation of security measures, our information systems and data, or those of our current and any future third parties on which we rely, will not be vulnerable to cybersecurity risks. Refer to Item 1A. Risk Factors – “If our security measures are breached or unauthorized access to customer data or our data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use or stop using our solutions and we may incur significant liabilities”.

The Audit Committee of our Board of Directors (the "Audit Committee") is responsible for the oversight of risks from cybersecurity threats. Our management team, including our EVP Product and Technology, reviews and discusses a summary of our cybersecurity posture with the Audit Committee on a periodic basis. When covered during an Audit Committee meeting, the chairman of the Audit Committee reports on its discussion to the full Board of Directors.

Our management team, including our Chief Executive Officer, EVP Product & Technology, Chief Financial Officer and General Counsel, work collaboratively to design, implement and review our cybersecurity policies and processes and to respond to any cybersecurity incidents in accordance with our plans. Among our management team, our App Ops and Engineering teams are most responsible for assessing and managing cybersecurity risks. These teams have several years of experience in the IT industry, including experience managing cybersecurity risks. Our CEO, EVP Product & Technology, CFO and General Counsel each have degrees in their respective fields and each have more than 20 years of business experience. Our teams use the technical systems that we have implemented to monitor for cybersecurity threats and they coordinate responses to any perceived risks or vulnerabilities with our senior management team. Through ongoing communications among these teams, our EVP Product & Technology and other key team leaders monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and, when appropriate, report risks, threats or incidents to our Audit Committee.

ITEM 2. PROPERTIES

Our corporate headquarters is located in San Francisco, California, where we lease office space under a short-term operating lease. We also lease office space under short-term leases in China and various European countries, which we use principally for sales and marketing, research and development, administration, customer support and to deliver professional services locally. We operate a data center at a third-party facility located in the United States.

We believe our facilities are in good condition and adequate for our current needs and for the foreseeable future. Refer to Note 11 in the accompanying consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Cash Requirements” for information regarding our lease obligations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Our Common Stock

Our common stock trades on the Nasdaq Capital Market, under the symbol “MRIN.”

Holders of Our Common Stock

As of February 15, 2024, there were 42 stockholders of record. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) which is incorporated into this report by reference.

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter and year ended December 31, 2023.

Recent Issuer Purchases of Equity Securities

We made no purchases of equity securities during the quarter and year ended December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. References to “2023” and “2022” refer to the year ended December 31, 2023 and the year ended December 31, 2022, respectively.

Overview

We are a leading provider of digital marketing solutions for search, social, and eCommerce advertising channels, offered as a unified SaaS, advertising management platform for performance-driven advertisers and agencies. Our platform is an analytics, workflow and optimization solution for marketing professionals, enabling them to maximize the performance of their digital advertising spend. We market and sell our solutions to advertisers directly and through leading advertising agencies, and our customers collectively manage billions of dollars in advertising spend on our platform globally across a wide range of industries. We believe this makes us one of the largest providers of independent advertising cloud solutions. Our software solution is designed to help our customers:

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

General macroeconomic conditions, such as inflation or the extent and duration of any recession or global hostilities, have had an adverse impact on many of our customers, their businesses, and their spending on digital advertising, which has had an adverse impact on our historical results and may in the future affect our financial condition or results of operations.

Most of our employees work remotely rather than from our offices and we expect that most of our employees will work remotely for most of the time for the foreseeable future.

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

Our long-term strategic agreements have historically included multiple-year terms and are invoiced quarterly. Our largest agreement with Google was initially entered into in December 2018 with an effective date of October 1, 2018 (the “Original Google Revenue Share Agreement”) and included both a fixed baseline amount and a variable portion based on a percentage of relevant advertising search spend above the baseline threshold that runs through our technology platform. The Original Google Revenue Share Agreement expired on September 30, 2021. In September 2021, we entered into a new revenue share agreement with Google, with an effective date of October 1, 2021 (the “New Google Revenue Share Agreement”) for a three-year term continuing until September 30, 2024. Under this New Google Revenue Share Agreement, we are eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Google has the right to terminate the New Google Revenue Share Agreement in certain circumstances. Any termination or amendment of this agreement, any failure of us to comply with the terms of the agreement, or any failure to renew this agreement to extend beyond the currently scheduled expiration date of September 30, 2024 would have a material adverse effect on our results of operations. Our other long-term strategic agreements are generally variable in nature, based on a percentage of relevant search advertising spend that runs through our technology platform.

The majority of our revenues are derived from advertisers based in the United States. Advertisers from outside of the United States represented 20% and 21% of total revenues for 2023 and 2022, respectively. The New Google Revenue Share Agreement accounted for approximately 40% of our revenues in 2023 and approximately 36% in 2022. Refer to Notes 1 and 2 of the accompanying consolidated financial statements for further discussion of our revenue recognition considerations.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation expense and bonuses, as well as sales commissions and other costs including travel and entertainment, marketing and promotional events, lead generation activities, public relations, marketing activities, professional fees, amortization of intangible assets and allocated overhead. All of these costs are expensed as incurred, except sales commissions and the related payroll taxes, which are capitalized and amortized over the expected period of benefit in accordance with the relevant authoritative accounting guidance. Refer to Note 2 of the accompanying consolidated financial statements for more information. Our commission plans provide that commission payments to our sales representatives are paid based on the key components of the applicable customer contract, including the minimum or fixed monthly platform fee during the initial contract term.

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

Impairment Loss on Long-Lived Assets

Impairment loss on long-lived assets consists of impairment charges to our internally developed software assets.

Other Income, net

Other income, net, primarily consists of sublease income and foreign currency transaction gains and losses, as well as interest income earned on our cash equivalents.

Income Tax Benefit, net

The income tax benefit, net consists of federal, state and foreign income taxes. Due to recent losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2023. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

The following table is a summary of our consolidated statements of operations for the specified periods and results of operations as a percentage of revenues for those periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods. Percentage of revenues figures are rounded and therefore may not subtotal exactly. A discussion regarding our consolidated statements of operations and results of operations as a percentage of revenue for 2023 compared to 2022 is presented below. A discussion regarding our financial condition and results of operations for 2022 compared to 2021 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023, which is available free of charge on the SEC’s website at www.sec.gov.

	Years Ended December 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net	$17,731	100%	$20,019	100%
Cost of revenues (1)	11,635	66	12,795	64
Gross profit	6,096	34	7,224	36
Operating expenses:
Sales and marketing (1)	6,520	37	6,997	35
Research and development (1)	10,235	58	11,832	59
General and administrative (1)	8,871	50	10,396	52
Impairment loss on long-lived assets	3,276	18	—	—
Total operating expenses	28,902	163	29,225	146
Loss from operations	(22,806)	(129)	(22,001)	(110)
Other income, net (2)	739	4	4,079	20
Loss before benefit from income taxes	(22,067)	(124)	(17,922)	(90)
Income tax expense (benefit), net	(150)	(1)	305	1
Net loss	$(21,917)	(124)%	$(18,227)	(91)%

(1)
Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2023	2022
	(in thousands)
Cost of revenues	$307	$481
Sales and marketing	502	596
Research and development	825	996
General and administrative	1,372	1,482
	$3,006	$3,555

(2)
Included in other income, net in 2022 was a gain of $3.1 million from Paycheck Protection Program ("PPP") loan forgiveness recognized during the period.

The following table sets forth our consolidated revenues by geographic area, as well as the related percentages of total revenues, for the specified periods.

	Years Ended December 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues, net by geography
United States of America	$14,213	80%	$15,867	79%
United Kingdom	2,038	11	2,272	11
Other	1,480	9	1,880	10
Total revenues, net	$17,731	100%	$20,019	100%

Comparison of the Years Ended December 31, 2023 and 2022

Revenues, net

	Years Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenues, net	$17,731	$20,019	$(2,288)	(11)%

Revenues, net in 2023 decreased by $2.3 million, or 11%, as compared to 2022. During 2023, we experienced ongoing customer turnover that was only partially offset by new customer bookings. Revenues, net in 2023 and 2022 are inclusive of $7.2 million from the Google Revenue Share Agreements, as described in Note 2 to the accompanying consolidated financial statements.

Revenues, net from our customers located in the United States represented 80% and 79% of total revenues, net for 2023 and 2022, respectively. The Google Revenue Share Agreement accounted for 40% and 36% of total revenues, net for 2023 and 2022, respectively.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenues	$11,635	$12,795	$(1,160)	(9)%
Gross profit	6,096	7,224	(1,128)	(16)
Gross margin	34%	36%

Cost of revenues in 2023 decreased by $1.2 million, or 9%, as compared to 2022. The decrease was primarily driven by a decrease in allocated facilities and information technology cost of $1.1 million and lower compensation costs of $0.6 million due to a large decrease in headcount related to the 2023 Restructuring Plan. These decreases were partially offset by an increase in restructuring expenses related to the 2023 Restructuring Plan of $0.7 million

Our gross margin decreased to 34% during 2023, as compared to 36% during 2022. This was primarily due to the lower revenue in 2023, as compared to 2022.

Sales and Marketing

	Years Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Sales and marketing	$6,520	$6,997	$(477)	(7)%
Percent of revenues, net	37%	35%

Sales and marketing expenses in 2023 decreased by $0.5 million, or 7%, as compared to 2022. The decrease was primarily due to a decrease in compensation costs of $0.6 million primarily due to lower headcount in the second half of 2023 and a decrease in allocated facilities and information technology cost of $0.2 million. These decreases were partially offset by an increase in marketing expense of $0.3 million due to investments in advertising and other marketing efforts in the first half of 2023 and an increase in restructuring expenses of $0.1 million related to the 2023 Restructuring Plan.

Research and Development

	Years Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$10,235	$11,832	$(1,597)	(13)%
Percent of revenues, net	58%	59%

Research and development expenses in 2023 decreased by $1.6 million, or 13%, as compared to 2022. The decrease was primarily due to a decrease in compensation costs of $1.5 million primarily due to lower headcount in the second half of 2023 and lower stock-based compensation, as well as lower facilities and information technology costs of $0.9 million. The decrease was partially offset by $0.7 million higher restructuring expenses related to the 2023 Restructuring Plan and an increase in professional fees of $0.2 million.

General and Administrative

	Years Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative	$8,871	$10,396	$(1,525)	(15)%
Percent of revenues, net	50%	52%

General and administrative expenses in 2023 decreased by $1.5 million, or 15%, as compared to 2022. The decrease was primarily due to a decrease in compensation costs of $0.8 million primarily due to lower headcount in the second half of 2023, lower bad debt expense of $0.4 million primarily due to the write off of certain customer credit balances, and lower depreciation of $0.4 million. The decrease was partially offset by $0.1 million higher restructuring expenses related to the 2023 Restructuring Plan.

Impairment Loss on Long-Lived Assets

	Years Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Impairment loss on long-lived assets	$3,276	$-	$3,276	N/A
Percent of revenues, net	18%	N/A

Impairment loss on long-lived assets in 2023 was $3.3 million compared to no impairment loss in 2022. The change was related to an impairment loss on internally developed software of $3.3 million taken in the fourth quarter of 2023. Refer to Note 7 of the accompanying consolidated financial statements for more information.

Other Income, net

	Years Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Other income, net	$739	$4,079	$(3,340)	(82)%

Other income, net, primarily consists of interest income as well as foreign currency transaction gains and losses and interest expense. Additionally, 2022 included a gain of $3.1 million from PPP loan forgiveness recognized during the period. Also contributing to the increase was higher interest income of $0.4 million offset by lower sublease income of $0.2 million. Foreign currency transaction gains and losses and interest income and expense were not material in 2023 or 2022.

Income Tax Expense (Benefit), net

	Years Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Income tax expense (benefit), net	$(150)	$305	$(455)	(149)%

Income tax benefit in 2023 totaled $0.2 million, as compared to income tax expense of $0.3 million in 2022. The primary reason for this change was the current foreign income tax provision which was driven by changes to the reserve for uncertain tax positions.

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

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023	2022	2022	2022	2022
	(in thousands)
Revenues, net	$4,350	$4,438	$4,360	$4,583	$5,161	$4,977	$4,720	$5,161
Cost of revenues (1)	2,134	3,087	3,174	3,240	3,083	3,181	3,203	3,328
Gross profit	2,216	1,351	1,186	1,343	2,078	1,796	1,517	1,833
Operating expenses
Sales and marketing (1)	1,078	1,482	1,935	2,025	1,962	1,660	1,588	1,787
Research and development (1)	1,636	2,860	2,797	2,942	2,901	3,034	2,980	2,917
General and administrative (1)	1,974	2,119	2,442	2,336	2,459	2,923	2,545	2,469
Impairment loss on long-lived assets	3,276	—	—	—	—	—	—	—
Total operating expenses	7,964	6,461	7,174	7,303	7,322	7,617	7,113	7,173
Loss from operations	(5,748)	(5,110)	(5,988)	(5,960)	(5,244)	(5,821)	(5,596)	(5,340)
Other income, net (2)	141	158	215	225	190	190	297	3,402
Loss before income taxes	(5,607)	(4,952)	(5,773)	(5,735)	(5,054)	(5,631)	(5,299)	(1,938)
Income tax expense (benefit), net	(344)	2	144	48	64	105	75	61
Net loss	$(5,263)	$(4,954)	$(5,917)	$(5,783)	$(5,118)	$(5,736)	$(5,374)	$(1,999)
Net loss per share available to common stockholders, basic and diluted	$(0.29)	$(0.28)	$(0.34)	$(0.34)	$(0.31)	$(0.36)	$(0.34)	$(0.13)

(1)
Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023	2022	2022	2022	2022
	(in thousands)
Cost of revenues	$41	$5	$137	$124	$119	$148	$90	$124
Sales and marketing	65	88	184	165	165	99	157	175
Research and development	119	131	305	270	256	303	213	224
General and administrative	187	85	627	473	403	405	340	334
Total stock-based compensation expense	$412	$309	$1,253	$1,032	$943	$955	$800	$857

(2)
Included in other income, net in 2022 was a gain of $3.1 million from PPP loan forgiveness recognized during the period.

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our revenues for those periods. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023	2022	2022	2022	2022
	(as a % of revenues, net)
Revenues, net	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	49	70	73	71	60	64	68	64
Gross profit	51	30	27	29	40	36	32	36
Operating expenses
Sales and marketing	25	33	44	44	38	33	34	35
Research and development	38	64	64	64	56	61	63	57
General and administrative	45	48	56	51	48	59	54	48
Impairment loss on long-lived assets	75	-	-	-	-	-	-	-
Total operating expenses	183	146	165	159	142	153	151	139
Loss from operations	(132)	(115)	(137)	(130)	(102)	(117)	(119)	(103)
Other income, net	3	4	5	5	4	4	6	66
Loss before income taxes	(129)	(112)	(132)	(125)	(98)	(113)	(112)	(38)
Income tax expense (benefit), net	(8)	-	3	1	1	2	2	1
Net loss	(121)%	(112)%	(136)%	(126)%	(99)%	(115)%	(114)%	(39)%

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through December 2022, we raised total net proceeds of $52.1 million from at-the-market offering programs administered by JMP Securities, and in 2020 we received proceeds of $3.3 million from a loan through the PPP, of which $3.1 million was forgiven. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of December 31, 2023, our principal source of liquidity was our cash and cash equivalents of $11.4 million. Our primary operating cash requirements include the payment of compensation and other employee-related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain cash balances in our foreign subsidiaries. As of December 31, 2023, $0.7 million of our $11.4 million of cash and cash equivalents were held by our foreign subsidiaries. If funds held by our foreign subsidiaries were needed for our U.S. operations, we may be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

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

In May 2020, we entered into an agreement with a lender for a loan in an aggregate principal amount of $3.3 million (the “Loan”) pursuant to the PPP under the CARES Act. We received the Loan proceeds on May 12, 2020. An aggregate principal amount of $3.1 million of the Loan was forgiven in January 2022 and we repaid the remaining outstanding balance of $0.2 million in February 2022. Refer to Note 9 to the accompanying consolidated financial statements for further discussion of this loan.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We incurred a net loss of $21.9 million for the year ended December 31, 2023 and a net loss of $18.2 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $344.3 million and cash and cash equivalents of $11.4 million. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future.

In July 2023, we commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce our expenses (the "2023 Restructuring Plan"). The 2023 Restructuring Plan resulted in the reduction of our global employees by approximately 64 full-time employees and 15 full-time-equivalent contractors during the second half of 2023, reducing our total full-time-equivalent employee and contractor workforce by approximately 41% from 195 as of June 30, 2023 to 116 as of December 31, 2023. As of December 31, 2023, we have substantially completed the 2023 Restructuring Plan.

Our ability to achieve our business objectives, and to continue to meet our obligations, is dependent upon maintaining a certain level of liquidity, which is impacted by several factors, such as our ability to manage our cash flows, including the effectiveness of cost saving measures that we implemented in the second half of 2023, our ability to maintain our strategic partnerships, our ability to increase new bookings, the extent of customer acceptance, retention and use of the MarinOne platform, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although we have pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Failure to manage our cash flows, improve customer retention rates, or raise additional capital would have a material adverse effect on our ability to achieve our intended business objectives.

Based on the funds we have available as of the date of the filing of this Annual Report on Form 10-K and our history of recurring losses and negative operating cash flows, there is substantial doubt raised about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent upon our ability to achieve our intended business objectives. If we are unable to achieve our intended business objectives, it is probable that we may be required to initiate further cost savings activities, extend payment terms with suppliers, liquidate assets where possible, or wind-up operations. These actions could materially impact our business, results of operations and future prospects. Therefore, there is substantial doubt about our ability to continue as a going concern for one year after the filing date of the accompanying condensed consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming we will continue to operate as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our uncertainty related to our ability to continue as a going concern. These adjustments could materially impact our accompanying condensed consolidated financial statements.

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(14,583)	$(18,137)
Net cash used in investing activities	(1,807)	(1,764)
Net cash (used in)/provided by financing activities	(209)	740
Effect of foreign exchange rate changes on cash and cash equivalents	5	61
Net decrease in cash and cash equivalents	$(16,594)	$(19,100)

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

Cash used in operating activities in 2023 of $14.6 million was primarily the result of a net loss of $21.9 million, which was partially offset by non-cash expenses of $9.5 million, primarily consisting of depreciation, amortization, stock-based compensation expense, provision for bad debts, net changes in operating leases and impairment loss on long-lived assets, and a $2.1 million net change in working capital items. These items consisted most notably of a decrease in accrued expenses and other liabilities (both current and non-current) of $1.8 million due to the timing of related disbursements, and a decrease in operating lease liabilities of $1.5 million.

Cash used in operating activities in 2022 of $18.1 million was primarily the result of a net loss of $18.2 million, which was partially offset by non-cash expenses of $6.1 million, primarily consisting of depreciation, forgiveness of the PPP loan, amortization, stock-based compensation expense and provision for bad debts, and a $6.0 million net change in working capital items. These items consisted most notably of a decrease in accrued expenses and other liabilities (both current and non-current) of $2.8 million due to the timing of related disbursements, including the payment of employee bonuses on a quarterly rather than an annual basis, which began in 2022, and a decrease in operating lease liabilities of $3.2 million.

Investing Activities

In 2023 and 2022, investing activities primarily consisted of $1.8 million and $1.7 million of capitalized internally developed software costs, respectively. Capital expenditures may vary from period-to-period due to the timing of our operational requirements and the development cycles of our internally-developed hosted software platform. We expect to continue to invest in the development of our software platform for the foreseeable future.

Financing Activities

Cash provided by financing activities in 2023 was $0.2 million. This primarily consisted of $0.2 million in employee taxes paid for withheld shares upon the settlement of equity awards.

Cash provided by financing activities in 2022 was $0.7 million. This primarily consisted of $1.3 million of net cash proceeds from the issuance of common shares pursuant to our equity distribution agreements with JMP Securities, partially offset by $0.4 million in employee taxes paid for withheld shares upon the settlement of equity awards and the $0.2 million repayment of the PPP loan.

Cash Requirements

Our principal cash requirements are our operating lease for space at a data center and capital expenditures related to research and development of our internally developed software. Additionally, we have approximately $1.0 million of uncertain tax positions that have been recorded as liabilities as of December 31, 2023. It is uncertain as to if or when such amounts may be settled.

During the ordinary course of business, we include indemnification provisions within certain of our contracts. Pursuant to these arrangements, we may be obligated to indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our software. To date, there have not been any costs incurred in connection with such indemnification arrangements and therefore, there is no accrual for such amounts as of December 31, 2023.

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

We have no obligations that meet the definition of an off-balance sheet arrangement as of December 31, 2023, other than operating leases as described in the notes to the consolidated financial statements.

Critical Accounting Policies, Estimates and Significant Judgments

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K, and we believe that the accounting policies discussed below involve the greatest degree of complexity and exercise of judgment by our management. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations and, accordingly, we believe the policies described below are the most critical for understanding and evaluating our financial condition and results of operations.

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

Impairment Loss on Long-lived Assets

Long-lived assets primarily consist of property and equipment and right-of-use assets from operating leases. We evaluate long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying amount of such assets may not be recoverable. Long-lived asset recoverability is assessed on an asset group basis. We group assets and liabilities for our asset group as the consolidated entity, which is the lowest level for which cash flows are separately identifiable. Long-lived asset recoverability is measured by comparing the carrying amount of the asset group with its estimated future undiscounted cash flows over the remaining life of the primary long-lived asset of the asset group. If the carrying amount exceeds the estimated future undiscounted cash flows as part of the recoverability assessment, an impairment loss is recognized equal to the difference between the carrying amount and the estimated fair value of the asset group. The impairment loss is allocated the underlying long-lived assets in the asset group on a relative carrying amount basis, however, the carrying amount after allocated impairment is subject to a floor of the estimated fair value of an individual asset basis.

We believe the accounting estimates used in the long-lived asset impairment assessment are critical accounting estimates because of the judgment required in identifying indicators of impairment, determining asset groups, assessing future undiscounted cash flows of the asset group, and evaluating the estimated fair value of the determined asset group as well as the underlying long-lived assets, once indicators of impairment have been identified.

We periodically evaluate whether indicators of impairment related to our property and equipment, right-of-use assets from operating leases and other long- lived assets are present. These indicators of impairment may include a significant decrease in the market price of a long-lived asset or asset group, early termination of an operating lease, a significant adverse change to the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, we estimate the fair value of the asset or asset group. We estimate fair value of long- lived assets through a direct comparison market approach valuation method based on recent observable transactions of comparable transactions and assets. The estimation of future undiscounted cash flows of the asset group and the approach used to estimate the fair value of the asset group are significantly impacted by market conditions. A significant adverse change in market conditions could result in undiscounted cash flows and fair values that differ from our estimates, which could adversely impact whether an impairment exists and the extent to which an asset or asset group is impaired. The difference between the estimated fair value and the carrying amount of the asset group is recorded as an impairment loss.

During the fourth quarter of 2023, we concluded that indicators of impairment were present with respect to our sole asset group. As a result, we estimated the undiscounted cash flows for the asset group and found that the carrying amount exceeded its undiscounted cash flows. Subsequently, we estimated the fair value of the asset group using a direct comparison market approach valuation method, compared the fair values attributable to the asset group to their respective carrying amounts, and recorded a non-cash impairment loss on long-lived assets of $3.3 million. Refer to Note 7 of the accompanying consolidated financial statements for more information.

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

Accounts Receivable and Related Reserves

We record accounts receivable at the invoiced amounts, and these receivables do not bear interest. We record reserves as a reduction of our accounts receivable balance for credit losses and revenue credits. Estimates are required to determine both of these reserves.

Our allowance for credit losses reflects our best estimate of probable losses inherent in our receivables portfolio determined by a forward-looking current expected credit loss model. The Company performs a regular review of its customers’ payment histories and associated credit risks and it generally does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. The allowance for credit losses charges are included as a component of general and administrative expenses. Our reserve for revenue credits relates to service credits that are expected to be issued to customers during the ordinary course of business. These credits typically relate to customer disputes and billing adjustments and are recorded as reductions to revenues, net. Reserves for revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance and are estimated using the expected value method based on an analysis of credits issued in previous periods. These estimates could change significantly for various reasons, including changes in our customers' financial condition, interruptions to our platform or deterioration in the economy.

Recent Accounting Pronouncements

Refer to Note 1 in the accompanying consolidated financial statements included in this Annual Report on Form 10-K, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of December 31, 2023, we had unrestricted cash and cash equivalents of $11.4 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States Dollar, primarily the Euro, British Pound Sterling, Singapore Dollar, Japanese Yen, Chinese Yuan and Australian Dollar. Revenues outside of the United States as a percentage of consolidated revenues were 20% and 21% for 2023 and 2022, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. Dollars. Aggregate foreign currency (losses) gains included in determining net loss were $(0.1) million in both 2023 and 2022. Transaction gains and losses are included in other income, net.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures.

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

Management, with the participation of our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the disclosure controls and procedures as of the end of the period. Based on such evaluation, the Principal Executive

Officer and Principal Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weakness described below.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, our management believes that, as of December 31, 2023, our internal controls over financial reporting were not effective due to the following material weakness in internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management identified a material weakness in internal control over financial reporting relating management’s review of the long-lived asset impairment analysis pursuant to ASC 360, Property, Plant and Equipment. The review performed did not appropriately identify and evaluate an outlier in an assumption used to determine the fair value of internally developed software under the market approach valuation method. The material weakness resulted in a material corrected misstatement to the financial statements related to the full impairment of internally developed software as of December 31, 2023.

Remediation Efforts to Address the Material Weakness in Internal Control Over Financial Reporting

In order to remediate the material weakness relating to management’s review of the long-lived asset impairment analysis, management is taking remediation action by incorporating a review step to ensure all outliers identified through the review of the long-lived asset impairment analysis pursuant to ASC 360, Property, Plant, and Equipment.

Management will continue to review, optimize, and enhance its financial reporting controls and procedures. As the Company continues to evaluate and work to improve its internal control over financial reporting, the Company may implement additional measures to address the material weakness or the remediation measures described above may be enhanced or modified. The material weakness will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through further testing, that the control is operating effectively.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than the identification of the material weakness identified above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Equity Distribution Agreement dated August 2, 2021, by and between Marin Software Incorporated and JMP Securities LLC.	8-K	001-35838	1.3	8/3/2021

2.1	Asset Purchase Agreement by and among the Registrant and SharpSpring, Inc. dated November 21, 2019.	8-K	001-35838	99.1	11/21/2019

3.1	Restated Certificate of Incorporation.	10-Q	001-35838	3.1	5/9/2013

3.2	Restated Bylaws.	8-K	001-35838	3.1	3/22/2022

3.3	Certificate of Amendment to Certificate of Incorporation.	8-K	001-35838	3.1	10/5/201717

4.1	Form of Common Stock Certificate.	S-1/A	333-186669	4.1	3/15/2013

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35838	4.2	3/23/2020

10.1	Form of Indemnification Agreement.	10-K	001-35838	10.1	3/1/2019

10.2#	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-186669	10.2	2/13/2013

10.3#	2013 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, and RSU award agreement.	S-1/A	333-186669	10.3	3/4/2013

10.4#	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-186669	10.4	3/4/2013

10.5#	Form of Severance and Change in Control Agreement between the Registrant and each of the executive officers.	S-1/A	333-186669	10.9	3/11/2013

10.6#	Executive Bonus Compensation Plan.	10-K	001-35838	10.11	2/20/2015

10.7#	Description of Director Compensation Program.	10-K	001-35838	10.9	2/24/2022

10.8#	Transition and Separation Agreement, dated as of September 14, 2015, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.4	11/5/2015

10.9#	Offer Letter, dated as of August 23, 2016, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.1	11/9/2016

10.10†	Revenue Share Agreement, dated December 11, 2019, by and between the Registrant and Google LLC.	10-K	001-35838	10.16	3/14/2019

10.11#	Offer Letter, dated August 23, 2016, by and between the Registrant and Wister Walcott.	10-K	001-35838	10.17	3/14/2019

10.12#	Offer Letter, dated December 5, 2019, by and between the Registrant and Robert Bertz.	10-K	001-35838	10.18	3/23/2020

10.13#	Amended and Restated Severance and Change in Control Agreement, dated January 28, 2021, by and between the Registrant and Robert Bertz.	10-K	001-35838	10.17	2/26/2021

10.14	Amendment No. 1 to Google Revenue Share Agreement, dated as of March 17, 2020, by and between the Registrant and Google LLC.	10-K	001-35838	10.20	3/23/2020

10.15#	Form of Waiver under Change in Control and Severance Agreement	8-K	001-35838	99.1	5/21/2020

10.16†	Revenue Share Agreement entered into as of September 17, 2021 by and between Google and Marin Software Incorporated.	10-Q	001-35838	10.21	11/4/2021

10.17#	Amended and Restated 2013 Equity Incentive Plan.	10-Q	001-35838	10.1	5/4/2023

10.18#	Forms of stock option agreement and restricted stock unit agreement pursuant to the Amended and Restated 2013 Equity Incentive Plan.	S-8	333-273818	4.6	8/8/2023

10.19#	Amended and Restated 2013 Employee Stock Purchase Plan and form of subscription agreement.	10-Q	001-35838	10.2	5/4/2023

10.20#	Form of subscription agreement pursuant to the Amended and Restated 2013 Employee Stock Purchase Plan.	S-8	333-273818	4.8	8/8/2023

10.21#	Compensation Recovery Policy	10-Q	001-35838	10.3	5/4/2023

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Date File (formatted as Inline XBRL and included in Exhibit 101)					X

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

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Marin Software Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Marin Software Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $22 million during the year ended December 31, 2023, and as of that date, the Company had an accumulated deficit of approximately $344 million and negative operating cash flows. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

San Jose, California
February 23, 2024

Marin Software Incorporated

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$11,363	$27,957
Accounts receivable, net	3,864	4,521
Prepaid expenses and other current assets	1,548	2,016
Total current assets	16,775	34,494
Property and equipment, net	120	3,213
Right-of-use assets, operating leases	1,912	3,844
Other non-current assets	508	533
Total assets	$19,315	$42,084
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$664	$1,011
Accrued expenses and other current liabilities	2,099	3,513
Operating lease liabilities	1,518	1,645
Total current liabilities	4,281	6,169
Operating lease liabilities, non-current	394	2,199
Other long-term liabilities	1,001	1,002
Total liabilities	5,676	9,370
Commitments and contingencies (Note 11)
Stockholders' equity:
Convertible preferred stock, $0.001 par value - 10,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value - 142,857 shares authorized, 18,064 and 17,226 shares issued and outstanding at December 31, 2023 and 2022, respectively	18	17
Additional paid-in capital	358,869	355,996
Accumulated deficit	(344,251)	(322,334)
Accumulated other comprehensive loss	(997)	(965)
Total stockholders' equity	13,639	32,714
Total liabilities and stockholders' equity	$19,315	$42,084

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Comprehensive Loss

(in thousands, except per share data)

	Years Ended December 31,
	2023	2022
Revenues, net	$17,731	$20,019
Cost of revenues	11,635	12,795
Gross profit	6,096	7,224
Operating expenses:
Sales and marketing	6,520	6,997
Research and development	10,235	11,832
General and administrative	8,871	10,396
Impairment loss on long-lived assets	3,276	—
Total operating expenses	28,902	29,225
Loss from operations	(22,806)	(22,001)
Other income, net	739	4,079
Loss before benefit from income taxes	(22,067)	(17,922)
Income tax expense (benefit), net	(150)	305
Net loss	(21,917)	(18,227)
Foreign currency translation adjustments	(32)	79
Comprehensive loss	$(21,949)	$(18,148)
Net loss per share available to common stockholders, basic and diluted	$(1.24)	$(1.15)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted	17,656	15,891

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2021	15,532	$15	$351,394	$(304,107)	$(1,044)	$46,258
Issuance of common stock through at-the-market offering, net of offering costs of $95 (Note 10)	1,073	1	1,332	—	—	1,333
Issuance of common stock from vesting of restricted stock units (Note 3)	594	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(434)	—	—	(434)
Issuance of common stock under employee stock purchase plan	27	1	36	—	—	37
Stock-based compensation expense	—	—	3,668	—	—	3,668
Net loss	—	—	—	(18,227)	—	(18,227)
Foreign currency translation adjustments	—	—	—	—	79	79
Balances at December 31, 2022	17,226	17	355,996	(322,334)	(965)	32,714
Issuance of common stock from vesting of restricted stock units (Note 3)	825	1	—	—	—	1
Tax withholding related to vesting of restricted stock units	—	—	(238)	—	—	(238)
Issuance of common stock under employee stock purchase plan	13	—	6	—	—	6
Stock-based compensation expense	—	—	3,105	—	—	3,105
Net loss	—	—	—	(21,917)	—	(21,917)
Foreign currency translation adjustments	—	—	—	—	(32)	(32)
Balances at December 31, 2023	18,064	$18	$358,869	$(344,251)	$(997)	$13,639

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022
Operating activities:
Net loss	$(21,917)	$(18,227)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	19	447
Amortization of internally developed software	1,701	1,810
Amortization of right-of-use assets	1,528	2,832
Amortization of deferred costs to obtain and fulfill contracts	366	352
Forgiveness of Paycheck Protection Program loan	—	(3,117)
Impairment on long-lived assets	3,276	—
Loss on disposals of property and equipment and right-of-use assets	3	28
Unrealized foreign currency losses	46	80
Stock-based compensation related to equity awards	3,006	3,555
Provision for bad debts	(414)	16
Deferred income tax benefits	(70)	48
Changes in operating assets and liabilities
Accounts receivable	1,037	73
Prepaid expenses and other assets	183	(102)
Accounts payable	(353)	31
Accrued expenses and other liabilities	(1,466)	(2,786)
Operating lease liabilities	(1,528)	(3,177)
Net cash used in operating activities	(14,583)	(18,137)
Investing activities:
Purchases of property and equipment	—	(24)
Capitalization of internally developed software	(1,807)	(1,740)
Net cash used in investing activities	(1,807)	(1,764)
Financing activities:
Proceeds from issuance of common shares through at-the-market offering, net of offering costs	—	1,333
Repayment of Paycheck Protection Program loan	—	(203)
Employee taxes paid for withheld shares upon equity award settlement	(206)	(424)
Proceeds from employee stock purchase plan, net	(3)	34
Net cash (used in)/provided by financing activities	(209)	740
Effect of foreign exchange rate changes on cash and cash equivalents	5	61
Net decrease in cash and cash equivalents	(16,594)	(19,100)
Cash and cash equivalents:
Beginning of year	27,957	47,057
End of year	$11,363	$27,957
Supplemental disclosures of other cash flow information:
Cash paid for (received from) income taxes	85	$168
Supplemental disclosures of non-cash investing and financing activities:
Forgiveness of Paycheck Protection Program loan	—	$3,117
Issuance of common stock under employee stock purchase plan	$6	$37

The accompanying notes are an integral part of these consolidated financial statements.

Marin Software Incorporated

Notes to Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Organization and Summary of Significant Accounting Policies

Organization

Marin Software Incorporated ("Marin", "Marin Software", or the “Company”) was incorporated in Delaware in March 2006. The Company provides enterprise marketing software for advertisers and agencies to integrate, align and amplify their digital advertising spend across the web and mobile devices. Offered as a unified software-as-a-service (“SaaS”) advertising management solution for search, social and eCommerce advertising, the Company’s platform helps digital marketers convert precise audiences, improve financial performance and make better decisions.

References to “2023” and “2022” shall mean the years ended December 31, 2023 and 2022, respectively. All amounts presented in these notes to the consolidated financial statements are in thousands, except where noted.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Reclassifications

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

Adjustment of Previously Issued Financial Statements

During the year ended December 31, 2023, the Company evaluated the aggregate effects of an error related to foreign exchange on intercompany accounts, which led to an adjustment to the presentation of the Company’s United States of America and International losses before provision for (benefit from) income taxes in the Company's income tax note disclosure. The adjustment had no other impact on the Company’s previously issued consolidated financial statements.

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

Liquidity and Going Concern

The Company has incurred significant losses in each fiscal year since its incorporation in 2006, and management expects such losses to continue in the future. The Company incurred net losses of $21,917 and $18,227 in 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $344,251. The Company had cash and cash equivalents of $11,363 as of December 31, 2023. Historically, the Company has relied primarily on the sale of its capital stock to fund operating activities. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future.

In July 2023, the Company commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce its expenses (the "2023 Restructuring Plan"). The 2023 Restructuring Plan resulted in the reduction of the Company's global employees by approximately 64 full-time employees during the second half of 2023, reducing its total headcount by approximately 37% from 172 as of June 30, 2023 to 108 as of December 31, 2023. As of December 31, 2023, the 2023 Restructuring Plan has been substantially completed.

The Company’s ability to achieve its business objectives, and to continue to meet its obligations, is dependent upon maintaining a certain level of liquidity, which is impacted by several factors, such as its ability to manage its cash flows, including the effectiveness of cost saving measures that the Company has implemented in the second half of 2023, its ability to maintain its strategic partnerships, its ability to increase new bookings, the extent of customer acceptance, retention and use of its MarinOne platform, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although the Company has pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Failure to manage its cash flows, improve customer retention rates, or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Based on the funds the Company has available as of the date of the filing of this Annual Report on Form 10-K and its history of recurring losses and negative operating cash flows, there is substantial doubt raised about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is substantially dependent upon its ability to achieve its intended business objectives. If the Company is unable to achieve its intended business objectives, it is probable that the Company may be required to initiate further cost savings activities, extend payment terms with suppliers, liquidate assets where possible, or wind-up operations. These actions could materially impact the Company’s business, results of operations and future prospects. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the filing date of the accompanying consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the Company’s uncertainty related to its ability to continue as a going concern. These adjustments could materially impact the Company’s accompanying consolidated financial statements.

In August 2021, the Company filed a new shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this new 2021 registration statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility pursuant to which it may be able to issue and sell shares of its common stock. During the year ended December 31, 2022, the Company sold 1.1 million shares of its common stock under this new equity distribution agreement and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, the Company adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50,000 to approximately $22,800 based on the market capitalization of the Company on the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2021.

The Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s accompanying consolidated financial statements.

Revenue Recognition

The Company generates revenues principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, social and eCommerce advertising. The Company also generates revenues from strategic agreements with certain leading publishers. Under these strategic agreements, the Company receives consideration based on a percentage of the search advertising spend that customers manage on its platform. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Refer to Note 2 for further discussion on the Company's revenues.

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

For stock option and RSU awards with time-based vesting, the Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company recognizes forfeitures on stock options and RSU awards as they occur. Refer to Note 3 for further information.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment loss is recognized only if the carrying value of the long-lived asset, or asset group, is not recoverable and exceeds its fair value. The carrying value of the long-lived asset, or asset group, is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset, or asset group. Refer to Note 7 for further information.

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss. Advertising and promotion expense totaled $909 and $653 for 2023 and 2022, respectively, included in sales and marketing on the consolidated statements of comprehensive loss.

Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan (the "401(k) Plan") covering all employees in the United States and a statutorily required defined contribution pension plan (the "DCP Plan") covering all employees in the United Kingdom. The Company made contributions of $242 and $91 to the 401(K) Plan in 2023 and 2022, respectively, and contributions of $65 and $69 to the DCP Plan in 2023 and 2022, respectively.

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

The Company records net gains and losses resulting from foreign exchange transactions as a component of other income, net. Aggregate foreign currency gains (losses) included in determining net loss were $(137) and $(127) in 2023 and 2022, respectively.

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

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense, though such amounts were not material in 2023 or 2022. The Company does not expect that changes in the liability for uncertain tax positions for the next twelve months will have a material impact on the Company’s consolidated financial position or results of operations.

Segment Reporting

The Company defines the term “chief operating decision maker” to be the Company's Chief Executive Officer. The Company's Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating of financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash equivalents consist of money market funds which are readily convertible into cash and have original maturity dates of less than three months from the date of their respective purchases. Cash equivalents were $10,548 and $26,645 as of December 31, 2023 and 2022, respectively.

Allowance for Credit Losses

The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined by a forward-looking current expected credit loss model. The Company performs a regular review of its customers’ payment histories and associated credit risks and it generally does not require collateral from its customers. Certain contracts with advertising agencies contain sequential liability provisions, whereby the agency does not have an obligation to pay the Company until payment is received from the agency’s customers. In these circumstances, the Company evaluates the credit worthiness of the agency’s customers, in addition to the agency itself. The Company maintains an allowance for credit losses which reflects its best estimate of potentially uncollectible trade receivables and is based on both specific and general reserves. General reserves are maintained on a collective basis by considering factors such as historical experience, the age of the receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions. The allowance for credit losses charges are included as a component of general and administrative expenses. The following are changes in the allowance for credit losses for the periods presented:

	Years Ended December 31,
	2023	2022
Balances at beginning of year	$736	$786
Addition to (reduction in) expense	29	16
Write-offs and other deductions	(264)	(66)
Balances at end of year	$501	$736

Revenue Credits

From time to time, the Company provides revenue credits to customers. These typically relate to customer disputes and billing adjustments and are recorded as a reduction of revenues, net. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance and are estimated based on historical credit activity. As of December 31, 2023 and 2022, the Company recorded an allowance for potential customer revenue credits in the amount of $12 and $110, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value because of the short-term nature of those instruments. Based on borrowing rates available to the Company and the Company’s credit risk profile, the carrying value of outstanding lease liabilities approximates fair value as well. The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds.

The fair value hierarchy prioritizes the inputs into three broad levels, which are:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 - Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, or substantially the full term of the financial instrument

Level 3 - Inputs are unobservable inputs based on the Company's assumptions

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Account balances measured at fair value on a recurring basis include the following as of the dates presented:

	December 31,
	2023			2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,548	$—	$—	$26,645	$—	$—

The Company’s cash equivalents balance as of December 31, 2023 and 2022 consisted of money market funds that are classified as Level 1 financial instruments as they have active markets. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, accounts receivable from one long-term strategic agreement with Google, as described in Note 2, accounted for 46% and 40%, respectively, of the Company's total accounts receivable, net. Revenues, net from the same long-term strategic agreement accounted for 40% and 36% of total revenues, net for the years ended December 31, 2023 and 2022, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Development phase costs generally include salaries and personnel costs and third-party contractor expenses associated with software development, configuration and coding. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. For 2023 and 2022, the Company capitalized $1,906 and $1,853 of costs related to internally developed software, respectively. Amortization of capitalized costs related to internally developed software was $1,701 and $1,810 for 2023 and 2022, respectively. As of December 31, 2023 and 2022, unamortized internally developed software costs, including construction in progress, totaled $3,276 and $3,071, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

Leases

The Company has operating leases for space at a data center and for office space worldwide. New contractual arrangements are evaluated at inception to determine if the contract is or contains a lease. For any contracts that are or contain a lease, the Company determines the appropriate classification of each identified lease as operating or finance. For all identified leases, the Company records the related lease liabilities and right-of-use ("ROU") assets based on the future minimum lease payments over the lease term, which only includes options to renew the lease if it is reasonably certain that the Company will exercise that option. For leases with original terms of 12 months or less, the Company recognizes the lease expense as incurred and does not recognize lease liabilities and ROU assets.

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

ROU assets are measured based on the associated lease liabilities, adjusted for any lease incentives such as tenant improvement allowances. ROU assets for operating leases are presented as non-current assets on the consolidated balance sheet, while ROU assets for finance leases are included within property and equipment, net. For operating leases, the Company recognizes the expense for lease payments on straight-line basis over the lease term. Refer to Note 8 for further discussion on the Company’s leases.

Borrowings

The Company accounted for its Paycheck Protection Program ("PPP") Loan as debt under the guidance in Accounting Standards Codification 470, Debt. As such, the outstanding amount was reflected as a note payable in the Company’s consolidated balance sheets, the proceeds were reflected under financing activities in the Company’s consolidated statement of cash flows and interest expense was accrued and recognized in the Company’s statement of operations. An aggregate principal amount of $3,117 of the Loan was forgiven in January 2022 and the Company repaid the remaining outstanding balance of approximately $200 in February 2022. The forgiveness of a $3,117 of the PPP Loan amount in January 2022 was reflected as a gain on debt extinguishment in the Company’s statement of operations and as an adjustment to cash from operating activities in the Statements of Cash Flows. The $200 repayment was reflected as a financing activity in the Statements of Cash Flows. Refer to Note 9 for further information.

Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326), using the modified retrospective transition method. Upon adoption, the Company changed its impairment model to utilize a forward-looking current expected credit losses model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily the Company’s accounts receivable. The cumulative effect from adoption was immaterial to the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Standards Accounting Board ("FASB") issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280) ("ASU 2023-07"). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures (Topic 740) ("ASU 2023-09"). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

2. Revenues

Revenue Recognition

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2023 were as follows:

Subscription Services Revenues
2024	$1,015
2025	268
Total	$1,283

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

In September 2021, the Company entered into a New Revenue Share Agreement with Google, which agreement has a scheduled three-year term beginning on October 1, 2021 (the "New Google Revenue Share Agreement") and continuing through September 30, 2024. This agreement is similar to the Original Google Revenue Share Agreement in that the Company is eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform and in that the Company is required to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. The Company expects to recognize revenues totaling approximately $5,363 for the year ending December 31, 2024, related to remaining performance obligations under this New Google Revenue Share Agreement.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the New Google Revenue Share Agreement by using the most likely method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company's best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the years ended December 31, 2023 and 2022, the Company recognized $7,150 as revenues from the New Google Revenue Share Agreement.

Disaggregation of Revenues, net

Revenues, net by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Years Ended December 31,
	2023	2022
United States of America	$14,213	$15,867
United Kingdom	2,038	2,272
Other (1)	1,480	1,880
Total revenues, net	$17,731	$20,019

(1)
No individual country within the “Other” category accounted for 10% or more of revenues, net for any period presented.

Revenues, net by nature of services performed were as follows for the periods presented:

	Years Ended December 31,
	2023	2022
Subscriptions	$10,585	$12,722
Strategic agreements	7,146	7,297
Total revenues, net	$17,731	$20,019

Advertisers from outside of the United States represented 20% and 21% of total revenues for the years ended December 31, 2023 and 2022, respectively. The New Google Revenue Share Agreement accounted for approximately 40% and 36% for the years ended December 31, 2023 and 2022, respectively. Additionally, two customers accounted for approximately 24% of total revenues for the year ended December 31, 2023. No additional customers represented greater than 10% of the Company's revenues for the years ended December 31, 2023 and 2022.

Contract Balances

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for doubtful accounts and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. Included in the balance of accounts receivable, net as of December 31, 2022 was $1,788, of unbilled receivables related to the New Google Revenue Share Agreement.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in 2023 and 2022.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the year ended December 31, 2023 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2022	$344	$131
Costs deferred	207	70
Amortization	(263)	(103)
Balances at December 31, 2023	$288	$98

3. Stock-based Compensation

Stock-based Compensation Expense

Stock-based compensation expense was allocated as follows:

	Years Ended December 31,
	2023	2022
	(in thousands)
Cost of revenues	$307	$481
Sales and marketing	502	596
Research and development	825	996
General and administrative	1,372	1,482
	$3,006	$3,555

For stock-based awards granted by the Company, stock-based compensation cost is measured as of the grant date based on the fair value of the award and is subsequently expensed over the requisite service period. Stock-based compensation capitalized as internally developed software was $99 and $113 for 2023 and 2022, respectively.

Equity Award Plans

The Company may grant, or has granted, stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses under the following equity incentive plans:

2006 Plan

In April 2006, the Company’s Board of Directors (the “Board”) adopted and the stockholders approved the 2006 Stock Option Plan (“2006 Plan”), which provided for the grant of incentive and non-statutory stock options.

2013 Plan

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

Amended and Restated Plan

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

Stock Options

Under the 2006 Plan, the 2013 Plan and the Amended and Restated Plan, the term of options granted may not exceed ten years. Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's service relationship with the Company, or any of its affiliates, ceases for any reason other than disability or death, the optionee may exercise the vested portion of any options for three months after the date of such termination. If an optionee's service relationship with the Company, or any of its affiliates, ceases due to disability or death (or an optionee dies within a certain period following cessation of service), the optionee or a beneficiary may exercise any vested options for a period of 12 months. In no event, however, may an option be exercised beyond the expiration of its term.

A summary of stock option activity under the 2006 Plan and the 2013 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	383	$23.23	4.85	$—
Options forfeited and cancelled	(46)	49.87	—
Balance at December 31, 2022	337	$19.59	4.45	$—
Options forfeited and cancelled	(16)	76.91	—
Balance at December 31, 2023	321	$16.78	3.63	$—
Options exercisable as of December 31, 2023	321	$16.78	3.63
Options vested as of December 31, 2023	321	16.78	3.63
Options vested and expected to vest as of December 31, 2023	321	16.78	3.63

There were no grants or exercises of stock options in 2023 or 2022. As of December 31, 2023, there was no unrecognized compensation cost related to options. The total estimated fair value of options vested was $31 during 2023 and 2022, respectively.

RSUs

A summary of RSU activity under the 2013 Plan and Amended and Restated Plan is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2021	1,542	$4.60
RSUs granted	1,142	1.90
RSUs vested	(594)	3.72
RSUs cancelled and withheld to cover taxes	(276)	5.91
Granted and unvested at December 31, 2022	1,814	$2.99
RSUs granted	1,482	1.23
RSUs vested	(825)	2.97
RSUs cancelled and withheld to cover taxes	(746)	2.99
Granted and unvested at December 31, 2023	1,725	$1.48

As of December 31, 2023, there was $1,431 of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.2 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

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

4. Restructuring Activities

2023 Restructuring Plan

In the third quarter of 2023, the Company commenced the 2023 Restructuring Plan, which included a global reduction-in-force and other cost saving actions to reduce its operating costs, resulting in the reduction of the Company’s global employees by approximately 64 employees reducing its total headcount by approximately 37% from 172 as of June 30, 2023 to 108 as of December 31, 2023. As of December 31, 2023, the Company had substantially completed the 2023 Restructuring Plan and had no restructuring liability outstanding related to the 2023 Restructuring Plan.

During the year ended December 31, 2023, the Company recorded $1,821 of restructuring-related expenses in connection with the 2023 Restructuring Plan in the accompanying consolidated statements of comprehensive loss, of which $837 was included in research and development, $673 was included in cost of revenues, $189 was included in general and administrative and $122 was included in sales and marketing.

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

For the year ended December 31, 2022, the Company recorded $266 of restructuring-related expenses in connection with the 2020 Restructuring Plan in the accompanying consolidated statements of comprehensive loss, of which $171 was included in research and development, $78 was included in general and administrative and $17 was included in cost of revenues.

5. Net Loss Per Share Available to Common Stockholders

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

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2023	2022
Net loss available to common stockholders	$(21,917)	$(18,227)
Weighted average number of shares, basic and diluted	17,656	15,891
Basic and diluted net loss per common share available to common stockholders	$(1.24)	$(1.15)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2023	2022
Options to purchase common stock	321	337
Unvested RSUs	1,725	1,814
Total	2,046	2,151

6. Income Taxes

The components of the Company’s loss before provision for (benefit from) income taxes are as follows:

	Years Ended December 31,
	2023	2022
United States of America	$(21,851)	$(18,455)
International	(216)	533
Loss before provision for (benefit from) income taxes	$(22,067)	$(17,922)

The components of the provision for (benefit from) income taxes were as follows:

	Years Ended December 31,
	2023	2022
Current income tax provision:
State	$10	$25
Foreign	(90)	232
Total current income tax provision	(80)	257
Deferred income tax benefit:
Foreign	(70)	48
Total deferred income tax benefit	(70)	48
Provision for (benefit from) income taxes	$(150)	$305

The differences in the total provision for (benefit from) income taxes that would result from applying the 21% federal statutory rate in 2023 and 2022 to the loss before provision for income taxes and the reported provision for income taxes were as follows:

	Years Ended December 31,
	2023	2022
Tax benefit at U.S. statutory rate	$(4,634)	$(3,763)
Change in valuation allowance	2,131	6,009
Stock-based compensation	461	(6)
Uncertain tax positions	(31)	(32)
State income taxes, net of federal benefit	(637)	(1,288)
Foreign income and withholding taxes	147	8
Other permanent differences	154	81
Expired other credits	2,269	—
PPP loan forgiveness	—	(667)
Provision to return adjustments	(10)	(37)
Provision for (benefit from) income taxes	$(150)	$305

Major components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Non-current deferred tax assets:
Net operating loss	$41,327	$37,783
Research and development credits	9,820	9,820
Other credits	1,292	4,165
Operating lease liabilities	516	1,037
Stock-based compensation	983	1,164
Property and equipment and intangible assets	956	—
Capitalized research and development	1,709	912
Accruals and reserves	68	133
Gross non-current deferred tax assets	56,671	55,014
Right-of-use assets, operating leases	(516)	(1,037)
Property and equipment and intangible assets	-	(23)
Total non-current deferred tax liabilities	(516)	(1,060)
Total deferred tax assets	56,155	53,954
Valuation allowance	(56,055)	(53,924)
Net deferred tax assets (liabilities)	$100	$30

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

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $163,439 and $144,131, respectively. The federal net operating loss carryforward will begin expiring in 2027 and the state net operating loss carryforward will begin expiring in 2025. As of December 31, 2023, the Company had federal and state research and development credits of approximately $6,123 and $6,451, respectively. The federal research and development credits will begin expiring in 2026. The state research and development credits are not currently subject to expiration. As of December 31, 2023, the Company had approximately $1,123 of state enterprise zone credits which begin to expire in 2024; approximately $2,872 expired unutilized in 2023.

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2022 and 2021 (except for the deferred income tax assets associated with certain of the Company’s foreign subsidiaries). The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred income tax assets will not be realized (except for those associated with certain of the Company's foreign subsidiaries). The valuation allowance increased by $2,131 and $6,009 for the years ended December 31, 2023, and December 31, 2022, respectively.

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

Uncertain Tax Positions

As of December 31, 2023 and 2022, the Company had uncertain tax positions of $984 and $985, respectively, that if recognized would impact the annual effective tax rate. During 2023 and 2022, the Company did not have any material interest or penalties related to uncertain tax positions. The aggregate changes in the balance of gross uncertain tax positions were as follows:

Ending balance as of December 31, 2021	$9,055
Decrease in balances related to lapses in statutes of limitations	(94)
Ending balance as of December 31, 2022	8,961
Increase in balances related to tax positions taken during the prior period	30
Decrease in balances related to lapses in statutes of limitations	(31)
Ending balance as of December 31, 2023	$8,960

It is reasonably possible that uncertain tax positions existing as of December 31, 2023 could decrease by approximately $368 within the next twelve months.

7. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		December 31,
	Estimated Useful Life	2023	2022
Software, including internally developed software	3 years	$34,972	$33,073
Computer equipment	3 to 4 years	18,080	18,622
Leasehold improvements	Shorter of useful life or lease term	512	512
Office equipment, furniture and fixtures	3 to 5 years	94	630
Total property and equipment		53,658	52,837
Less: Accumulated depreciation and amortization		(50,262)	(49,624)
Less: Accumulated impairment losses		(3,276)	—
Property and equipment, net		$120	$3,213

Depreciation and amortization of internally developed software for the year ended December 31, 2023 and 2022 was $1,720 and $2,257, respectively.

During the fourth quarter of 2023, the Company concluded that indictors of impairment were present with respect to its sole asset group, which was determined by the Company to be the consolidated entity, due to the current economic environment and the Company’s history of recurring losses and negative operating cash flows. As a result, the Company compared the sum of undiscounted future cash flows of the asset group to its respective carrying amount and recorded an impairment loss on long-lived assets of $3,276 as the difference between the carrying amount of the asset group and its estimated fair value for the year ended December 31, 2023 in the consolidated statements of comprehensive loss. The Company estimated the fair value of long-lived assets using a direct comparison market approach valuation method based on recent observable transactions of comparable transactions and assets.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2023	2022
Accrued salary and payroll-related expenses	$872	$1,460
Accrued liabilities	376	535
Income taxes payable	192	464
Advanced billings and customer credits (1)	636	1,016
Other	23	38
Total accrued expenses and other current liabilities	$2,099	$3,513

(1) During the year ended December 31, 2023 the Company wrote off customer credit balances of $443 as credits to bad debt expense. No customer credit balances were written off during the year ended December 31, 2022.

8. Leases

Operating and Finance Leases

The Company's primary operating lease is for space at a data center which was renewed in April 2022 and expires in 2025. In April 2023, the Company finalized exercising an option to decrease the space at the data center under the operating lease. As a result, the Company remeasured its lease liability and adjusted its ROU assets by $565, respectively, during 2023.

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

Lease liabilities are measured based on the future minimum lease payments discounted over the lease term. The Company uses the discount rate implicit in the lease whenever that rate is readily determinable. For leases where no such rate is determinable, the Company uses its incremental borrowing rate, or the rate of interest that Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of December 31, 2023, the weighted-average rate used in discounting the lease liabilities for ROU operating leases was 6.0%. Current and non-current operating lease liabilities are presented on the condensed consolidated balance sheet.

Operating lease costs, consisting primarily of rental expense, were approximately $1,842 and $3,654 for the years ended December 31, 2023 and 2022, respectively. Variable rent expense was not material for the years ended December 31, 2023 or 2022.

The maturities of operating lease liabilities as of December 31, 2023 are as follows:

Operating Leases
2024	$1,584
2025	396
Total lease payments	1,980
Less: Amount representing imputed interest	(68)
Present value of lease liabilities	1,912
Less: Current portion of lease liabilities	(1,518)
Non-current portion of lease liabilities	$394

Supplemental cash flow information related to operating leases was as follows:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,842	$3,974
ROU assets obtained in exchange for lease liabilities:	$161	$5,015

Subleases

The Company sublet portions of its San Francisco office space under an agreement that expired in July 2022. Income from this sublease agreement was included in other income, net, on the accompanying consolidated statements of comprehensive loss. Sublease income for the year ended December 31, 2022 was $587.

9. Borrowings

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

On August 3, 2021, the Company filed a new shelf registration statement on Form S-3 with the SEC (the “2021 Registration Statement”), which was declared effective by the SEC on August 19, 2021 and provides that the Company may offer its common stock, preferred stock, debt securities, warrants, subscription rights and units having an aggregate offering price of up to $100,000. As part of this 2021 Registration Statement, the Company entered into a third equity distribution agreement with JMP Securities and established a new $50,000 “at-the-market” securities offering facility, pursuant to which, the Company may be able to issue and sell shares of the Company common stock. During the year ended December 31, 2022, the Company sold 1.1 million shares of its common stock under this new equity distribution agreement and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million at a weighted average sales price of $1.33 per share. In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, the Company is adjusting the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50,000 to approximately $22,800 based on the market capitalization of the Company on the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2021.

11. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of December 31, 2023, no material amounts are recorded related to legal proceedings on the consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2023 and 2022.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2023 and 2022.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2024.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Christopher A. Lien	Chief Executive Officer and Director	February 23, 2024
Christopher A. Lien	(Principal Executive Officer)

/s/ Robert Bertz	Chief Financial Officer	February 23, 2024
Robert Bertz	(Principal Financial and Accounting Officer)

/s/ Brian Kinion	Director	February 23, 2024
Brian Kinion

/s/ L. Gordon Crovitz	Director	February 23, 2024
L. Gordon Crovitz

/s/ Donald Hutchison	Director	February 23, 2024
Donald Hutchison

/s/ Daina Middleton	Director	February 23, 2024
Daina Middleton

/s/ Diena Lee Mann	Director	February 23, 2024
Diena Lee Mann