Form 10-K/A
period 2023-12-31
MARIN SOFTWARE INC
filed 2024-03-06
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

Marin Software Incorporated (together with its subsidiaries, “Marin,” “our,” or the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, initially filed with the Securities and Exchange Commission (the "SEC") on February 23, 2024 (the “Original Filing”). This Form 10-K/A amends Item 15 of Part IV of the Original Filing for an immaterial typographical error included in Note 1. Organization and Summary of Significant Accounting Policies.

This Form 10-K/A consists solely of the cover page, this explanatory note, Part II. Item 8. “Financial Statements and Supplementary Data” in its entirety, Part IV. Item 15. “Exhibits and Financial Statement Schedules” in its entirety, the signature page, and the new certifications from the Company’s Principal Executive Officer and Principal Financial Officer.

This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing. This Form 10-K/A does not modify or update in any way the disclosures made in the Original Filing, except as described above, and should be read in conjunction with the Original Filing and with the Company’s subsequent filings with the SEC.

MARIN SOFTWARE INCORPORATED

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is included in our consolidated financial statements, together with the report thereon of Grant Thornton LLP, in Item 15 of this Form 10-K/A under the heading “Exhibits, Financial Statement Schedules,” and in Item 7 of the Original Filing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

The supplementary financial information required by Item 8 is included in Part II, Item 7 of the Original Filing under the heading “Quarterly Results of Operations Data,” which is incorporated herein by reference.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or the information is included in the accompanying consolidated financial statements or notes thereto.

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Equity Distribution Agreement dated August 2, 2021, by and between Marin Software Incorporated and JMP Securities LLC.	8-K	001-35838	1.3	8/3/2021

2.1	Asset Purchase Agreement by and among the Registrant and SharpSpring, Inc. dated November 21, 2019.	8-K	001-35838	99.1	11/21/2019

3.1	Restated Certificate of Incorporation.	10-Q	001-35838	3.1	5/9/2013

3.2	Restated Bylaws.	8-K	001-35838	3.1	3/22/2022

3.3	Certificate of Amendment to Certificate of Incorporation.	8-K	001-35838	3.1	10/5/201717

4.1	Form of Common Stock Certificate.	S-1/A	333-186669	4.1	3/15/2013

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35838	4.2	3/23/2020

10.1	Form of Indemnification Agreement.	10-K	001-35838	10.1	3/1/2019

10.2#	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-186669	10.2	2/13/2013

10.3#	2013 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement, restricted stock agreement, and RSU award agreement.	S-1/A	333-186669	10.3	3/4/2013

10.4#	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-186669	10.4	3/4/2013

10.5#	Form of Severance and Change in Control Agreement between the Registrant and each of the executive officers.	S-1/A	333-186669	10.9	3/11/2013

10.6#	Executive Bonus Compensation Plan.	10-K	001-35838	10.11	2/20/2015

10.7#	Description of Director Compensation Program.	10-K	001-35838	10.9	2/24/2022

10.8#	Transition and Separation Agreement, dated as of September 14, 2015, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.4	11/5/2015

10.9#	Offer Letter, dated as of August 23, 2016, by and between the Registrant and Christopher A. Lien.	10-Q	001-35838	10.1	11/9/2016

10.10†	Revenue Share Agreement, dated December 11, 2019, by and between the Registrant and Google LLC.	10-K	001-35838	10.16	3/14/2019

10.11#	Offer Letter, dated August 23, 2016, by and between the Registrant and Wister Walcott.	10-K	001-35838	10.17	3/14/2019

10.12#	Offer Letter, dated December 5, 2019, by and between the Registrant and Robert Bertz.	10-K	001-35838	10.18	3/23/2020

10.13#	Amended and Restated Severance and Change in Control Agreement, dated January 28, 2021, by and between the Registrant and Robert Bertz.	10-K	001-35838	10.17	2/26/2021

10.14	Amendment No. 1 to Google Revenue Share Agreement, dated as of March 17, 2020, by and between the Registrant and Google LLC.	10-K	001-35838	10.20	3/23/2020

10.15#	Form of Waiver under Change in Control and Severance Agreement	8-K	001-35838	99.1	5/21/2020

10.16†	Revenue Share Agreement entered into as of September 17, 2021 by and between Google and Marin Software Incorporated.	10-Q	001-35838	10.21	11/4/2021

10.17#	Amended and Restated 2013 Equity Incentive Plan.	10-Q	001-35838	10.1	5/4/2023

10.18#	Forms of stock option agreement and restricted stock unit agreement pursuant to the Amended and Restated 2013 Equity Incentive Plan.	S-8	333-273818	4.6	8/8/2023

10.19#	Amended and Restated 2013 Employee Stock Purchase Plan and form of subscription agreement.	10-Q	001-35838	10.2	5/4/2023

10.20#	Form of subscription agreement pursuant to the Amended and Restated 2013 Employee Stock Purchase Plan.	S-8	333-273818	4.8	8/8/2023

10.21#	Compensation Recovery Policy	10-Q	001-35838	10.3	5/4/2023

21.1	Subsidiaries of the Registrant.	10-K	001-35838	21.1	2/23/2024

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.	10-K	001-35838	23.1	2/23/2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document	10-K	001-35838	101.INS	2/23/2024

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document	10-K	001-35838	101.SCH	2/23/2024

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	10-K	001-35838	101.CAL	2/23/2024

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	10-K	001-35838	101.DEF	2/23/2024

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document	10-K	001-35838	101.LAB	2/23/2024

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	10-K	001-35838	101.PRE	2/23/2024

104	Cover Page Interactive Date File (formatted as Inline XBRL)					X

* As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Form 10-K/A and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

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

Based on the funds the Company has available as of the date of the filing of this Form 10-K/A and its history of recurring losses and negative operating cash flows, there is substantial doubt raised about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is substantially dependent upon its ability to achieve its intended business objectives. If the Company is unable to achieve its intended business objectives, it is probable that the Company may be required to initiate further cost savings activities, extend payment terms with suppliers, liquidate assets where possible, or wind-up operations. These actions could materially impact the Company’s business, results of operations and future prospects. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the filing date of the accompanying consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2024.

MARIN SOFTWARE INCORPORATED

By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer