Form 10-Q
period 2024-03-31
MARIN SOFTWARE INC
filed 2024-05-02
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, the registrant had 3,106,361 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Marin Software Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value)

	At March 31,	At December 31,
	2024	2023*
Assets
Current assets:
Cash and cash equivalents	$9,563	$11,363
Accounts receivable, net	3,422	3,864
Prepaid expenses and other current assets	1,386	1,548
Total current assets	14,371	16,775
Property and equipment, net	118	120
Right-of-use assets, operating leases	1,613	1,912
Other non-current assets	504	508
Total assets	$16,606	$19,315
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$609	$664
Accrued expenses and other current liabilities	1,820	2,099
Operating lease liabilities	1,613	1,518
Total current liabilities	4,042	4,281
Operating lease liabilities, non-current	—	394
Other long-term liabilities	980	1,001
Total liabilities	5,022	5,676
Commitments and contingencies (Note 9)
Stockholders’ equity (1):
Convertible preferred stock, $0.001 par value - 10,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value - 47,619 shares authorized, 3,061 and 3,011 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	359,234	358,884
Accumulated deficit	(346,662)	(344,251)
Accumulated other comprehensive loss	(991)	(997)
Total stockholders’ equity	11,584	13,639
Total liabilities and stockholders’ equity	$16,606	$19,315

*Derived from the Company’s audited consolidated financial statements as of December 31, 2023.

(1)
The shares of common stock, par value of common stock issued and outstanding, and additional paid-in capital amounts for all periods presented have been retroactively adjusted to reflect the one-for-six reverse stock split of the Company's issued and outstanding common stock and the reduction in the Company's authorized common stock which took effect on April 12, 2024 (Note 1).

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues, net	$4,031	$4,583
Cost of revenues	1,743	3,240
Gross profit	2,288	1,343
Operating expenses
Sales and marketing	1,250	2,025
Research and development	1,881	2,942
General and administrative	1,684	2,336
Total operating expenses	4,815	7,303
Loss from operations	(2,527)	(5,960)
Other income, net	104	225
Loss before income taxes	(2,423)	(5,735)
Provision for (benefit from) income taxes	(12)	48
Net loss	(2,411)	(5,783)
Foreign currency translation adjustments	6	(5)
Comprehensive loss	$(2,405)	$(5,788)
Net loss per share available to common stockholders, basic and diluted (1) (Note 7)	$(0.80)	$(2.01)
Weighted-average shares used to compute net loss per share available to common stockholders, basic and diluted (1)	3,024	2,873
(1)
All share and per share amounts of our common stock for all periods presented have been retroactively adjusted to reflect the one-for-six reverse stock split of the Company's issued and outstanding common stock which took effect on April 12, 2024 (Note 1).

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2024
	Common Stock
	Shares (1)	Par Value (1)	Additional Paid-In Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2023	3,011	$3	$358,884	$(344,251)	$(997)	$13,639
Issuance of common stock from vesting of restricted stock units (Note 6)	50	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(63)	—	—	(63)
Stock-based compensation expense	—	—	413	—	—	413
Net loss	—	—	—	(2,411)	—	(2,411)
Foreign currency translation adjustments	—	—	—	—	6	6
Balances at March 31, 2024	3,061	$3	$359,234	$(346,662)	$(991)	$11,584

	Three Months Ended March 31, 2023
	Common Stock
	Shares (1)	Par Value (1)	Additional Paid-In Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2022	2,871	$3	$356,010	$(322,334)	$(965)	$32,714
Issuance of common stock from vesting of restricted stock units (Note 6)	2	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(10)	—	—	(10)
Stock-based compensation expense	—	—	1,069	—	—	1,069
Net loss	—	—	—	(5,783)	—	(5,783)
Foreign currency translation adjustments	—	—	—	—	(5)	(5)
Balances at March 31, 2023	2,873	$3	$357,069	$(328,117)	$(970)	$27,985

(1)
The shares of common stock, par value of common stock issued and outstanding, and additional paid-in capital amounts for all periods presented have been retroactively adjusted to reflect the one-for-six reverse stock split of the Company's issued and outstanding common stock which took effect on April 12, 2024 (Note 1).

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(2,411)	$(5,783)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2	11
Amortization of internally developed software	—	419
Amortization of right-of-use assets	371	399
Amortization of deferred costs to obtain and fulfill contracts	87	94
Unrealized foreign currency losses	(1)	4
Stock-based compensation related to equity awards	413	1,032
Provision for credit losses	(10)	(279)
Deferred income tax benefits	3	—
Changes in operating assets and liabilities
Accounts receivable	459	734
Prepaid expenses and other assets	81	232
Accounts payable	(55)	194
Accrued expenses and other liabilities	(297)	(350)
Operating lease liabilities	(371)	(399)
Net cash used in operating activities	(1,729)	(3,692)
Investing activities:
Capitalization of internally developed software	—	(579)
Net cash used in investing activities	—	(579)
Financing activities:
Employee taxes paid for withheld shares upon equity award settlement	(60)	(10)
Proceeds from employee stock purchase plan, net	—	18
Net cash provided by (used in) financing activities	(60)	8
Effect of foreign exchange rate changes on cash and cash equivalents	(11)	22
Net decrease in cash and cash equivalents	(1,800)	(4,241)
Cash and cash equivalents:
Beginning of period	11,363	27,957
End of the period	$9,563	$23,716

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to the Condensed Consolidated Financial Statements

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for other interim periods or future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2023 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on February 23, 2024.

Reverse Stock Split and Reduction in Authorized Shares

On April 12, 2024, the Company effected a reverse stock split of its outstanding common stock and a reduction in the Company's authorized shares of common stock. As a result of the reverse stock split, each six outstanding shares of the Company’s common stock were combined into one outstanding share of common stock, without any change in par value. The common stock began trading on the Nasdaq Capital Market on a split-adjusted basis on April 15, 2024. No fractional shares were issued in connection with the reverse stock split and the Company will pay the fair value of such fractional shares in cash. As a result of the reduction in the Company's authorized shares of common stock, the Company's authorized shares went from 142,857 shares to 47,619 shares.

All share and per share amounts of the Company’s common stock, as well as stock options and restricted stock units (“RSUs”), included in the accompanying condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless indicated otherwise. In addition, as a result of the reverse stock split, the Company reclassified an amount equal to the reduction in the par value of common stock to additional paid-in capital on its condensed consolidated balance sheets.

Liquidity and Going Concern

The Company has incurred significant losses in each fiscal year since its incorporation in 2006. The Company incurred a net loss of $2,411 for the three months ended March 31, 2024 and a net loss of $21,917 for the year ended December 31, 2023. As of March 31, 2024, the Company had cash and cash equivalents of $9,563 and an accumulated deficit of $346,662. Historically, the Company has relied primarily on the sale of its capital stock to fund operating activities. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future.

In July 2023, the Company commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce its expenses (the "2023 Restructuring Plan"). The 2023 Restructuring Plan resulted in the reduction of the Company's global employees by 64 full-time employees during the second half of 2023, reducing its total headcount by approximately 37%. The 2023 Restructuring Plan was substantially complete in 2023.

The Company’s ability to achieve its business objectives, and to continue to meet its obligations, is dependent upon maintaining a certain level of liquidity, which is impacted by several factors, such as its ability to manage its cash flows, including the effectiveness of the 2023 Restructuring Plan, its ability to maintain its strategic partnerships, its ability to increase new bookings, the extent of customer acceptance, retention and use of its MarinOne platform, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although the Company has pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Failure to manage its cash flows, improve customer retention rates, or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

The activity in the Company’s allowance for credit losses for the three months ended March 31, 2024 is summarized as follows (in thousands):

Total
Balance at December 31, 2023	$501
Current period provision for expected losses	(10)
Write-offs charged against allowance	(70)
Balance at March 31, 2024	$421

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of March 31, 2024, and December 31, 2023, the Company recorded an allowance for potential customer credits in the amount of $13 and $12, respectively.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, when the development costs are considered recoverable. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Development phase costs generally include salaries and personnel costs and third-party contractor expenses associated with software development, configuration and coding. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences.

During the three months ended March 31, 2024, the Company analyzed whether its internally developed software still met the definition of an asset. As of March 31, 2024, the Company concluded that due to the fact the internally developed software does not have a future economic benefit to the Company based on its negative cash flows, it no longer meets the definition of an asset. Additionally, as the internally developed software no longer meets the definition of an asset, the development costs related to internally developed software will no longer be capitalized as these development costs are considered to be unrecoverable. Instead, all development costs related to the internally developed software will be expensed as incurred.

As of March 31, 2024 and December 31, 2023, there was no unamortized internally developed software costs, including construction in progress. During the three months ended March 31, 2024, no amounts were capitalized relating to internally developed software as the development costs in the period related to internally developed software were considered unrecoverable. During the three months ended March 31, 2023, the Company capitalized $579 of development costs related to internally developed software. During the three months ended March 31, 2024, the Company had no amortization of capitalized costs related to internally developed software, while during the three months ended March, 31, 2023 the Company amortized $419. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred.

Research and Development

Research and development costs are expensed as incurred, except for certain internal software development costs, which may be capitalized when recoverable, as noted above. Research and development costs consist of personnel costs, including salaries, stock-based compensation expense, benefits and bonuses, as well as non-personnel costs such as professional fees payable to third-party development resources, amortization of intangible assets and allocated overhead costs.

Recent Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Standards Accounting Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280) ("ASU 2023-07"). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

Expected future revenues for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2024 were as follows:

Subscription Services Revenues
2024 (remaining nine months)	$493
2025	280
Total	$773

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

In September 2021, the Company entered into a revenue share agreement with Google, which has a scheduled three-year term that commenced on October 1, 2021 (the "Google Revenue Share Agreement") and continues through September 30, 2024. Through this agreement, the Company is eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform and in that the Company is required to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. The Company is in preliminary discussions with Google to renew or extend the term of the Google Revenue Share Agreement, but no assurances can be provided as to whether the agreement will be renewed or the term extended or as to terms of any renewal or extension of the agreement.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement using the most likely method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenues only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognized revenues from the Google Revenue Share Agreement of $1,788 for the three months ended March 31, 2024 and 2023.

Disaggregation of Revenues

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
United States of America	$3,236	$3,655
United Kingdom	485	546
Other (1)	310	382
Total revenues, net	$4,031	$4,583

(1)
No individual country within the “Other” category accounted for 10% or more of revenues for any period presented.

Revenues by nature of services performed were as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Subscriptions	$2,243	$2,801
Strategic agreements	1,788	1,782
Total revenues, net	$4,031	$4,583

Advertisers from outside of the United States represented 20% of total revenues for the three months ended March 31, 2024 and 2023. The Google Revenue Share Agreement accounted for approximately 44% and 39% of the Company's total revenues for the three months ended March 31, 2024 and 2023, respectively. Additionally, one customer accounted for approximately 14% of total revenues for the three months ended March 31, 2024 and two customers accounted for approximately 12% and 11% of total revenues for the three months ended March 31, 2023.

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for credit losses and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. Included in accounts receivable, net, as of March 31, 2024 and December 31, 2023 were receivables of $1,788 related to the Google Revenue Share Agreement, which represented 52% and 46% of the balances, respectively. Additionally, one customer accounted for approximately 16% of accounts receivable, net, as of March 31, 2024. No additional customers accounted for more than 10% of accounts receivable, net, as of March 31, 2024 and December 31, 2023.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying condensed consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in the three months ended March 31, 2024 and 2023.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the three months ended March 31, 2024 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2023	$288	$98
Costs deferred	64	10
Amortization	(66)	(21)
Balances at March 31, 2024	$286	$87

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		March 31,	December 31,
	Estimated Useful Life	2024	2023
Software, including internally developed software	3 years	$34,972	$34,972
Computer equipment	3 to 4 years	18,078	18,080
Leasehold improvements	Shorter of useful life or lease term	512	512
Office equipment, furniture and fixtures	3 to 5 years	94	94
Total property and equipment		53,656	53,658
Less: Accumulated depreciation and amortization		(50,262)	(50,262)
Less: Accumulated impairment losses		(3,276)	(3,276)
Property and equipment, net		$118	$120

Depreciation of property and equipment for the three months ended March 31, 2024 was immaterial, while amortization of internally developed software and depreciation of property and equipment for the for the three months ended March 31, 2023 was $430.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	March 31,	December 31,
	2024	2023
Accrued salary and payroll-related expenses	$863	$872
Accrued liabilities	236	376
Income taxes payable	99	192
Advanced billings and customer credits (1)	603	636
Other	19	23
Total accrued expenses and other current liabilities	$1,820	$2,099
(1)
During the year ended December 31, 2023, the Company wrote off customer credit balances of $443 as credits to credit loss expense, of which approximately $300 were written off during the three months ended March 31, 2023. No customer credit balances were written off during the three months ended March 31, 2024.

4. Stock-based Compensation

The Company's stock-based compensation expense is associated with stock options, RSUs and its employee stock purchase plan (“ESPP”) awarded under its equity incentive plans.

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$39	$124
Sales and marketing	64	165
Research and development	127	270
General and administrative	183	473
Total	$413	$1,032

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. No stock-based compensation was capitalized as internally developed software during the three months ended March 31, 2024, while $37 of stock-based compensation was capitalized as internally developed software during the three months ended March 31, 2023.

Stock Options

A summary of the Company's stock option activity is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balances at December 31, 2023	54	$100.69	3.63	$—
Options forfeited and cancelled	(1)	420.96	—	—
Balances at March 31, 2024	53	98.82	3.41	—
Options exercisable	53	$98.82	3.41	—
Options vested	53	$98.82	3.41	—
Options vested and expected to vest	53	$98.82	3.41	—

There were no grants or exercises of stock options during the three months ended March 31, 2024.

Compensation expense, net of forfeitures, is recognized ratably over the requisite service period. As of March 31, 2024, there was no unrecognized compensation expense related to stock options.

RSUs

A summary of the Company's RSU activity is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Granted and unvested at December 31, 2023	288	$8.88
RSUs vested	(50)	7.50
RSUs cancelled and withheld to cover taxes	(35)	7.57
Granted and unvested at March 31, 2024	203	$9.48

As of March 31, 2024, there was $1,002 of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.0 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

Employee Stock Purchase Plan

There was no activity during the three months ended March 31, 2024 under the Company's ESPP and there was no unrecognized compensation expense related to the Company's ESPP as of March 31, 2024.

5. Leases

The Company's primary operating lease is for space at a data center which was renewed in April 2022 and expires in 2025. In April 2023, the Company finalized exercising an option to decrease the space at the data center under the operating lease. As of March 31, 2024, the weighted-average rate used in discounting the lease liabilities for right-of-use (“ROU”) operating leases was 6.0% and the weighted-average remaining lease term for ROU operating leases was 1.0 years.

As of March 31, 2024 and December 31, 2023 the Company had operating lease ROU assets of $1,613 and $1,912, respectively. Operating lease costs, consisting primarily of rental expense, were approximately $424 and $503 for the three months ended March 31, 2024 and 2023, respectively. Variable rent expense was not significant for the three and three months ended March 31, 2024 and 2023.

The maturities of operating lease liabilities as of March 31, 2024 are as follows:

2024 (remaining)	1,243
2025	414
Total lease payments	1,657
Less: Amount representing imputed interest	(44)
Present value of lease liabilities	1,613
Less: Current portion of lease liabilities	(1,613)
Non-current portion of lease liabilities	$—

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$424	$504
ROU assets obtained in exchange for lease liabilities:	72	161

6. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

The Company's income tax benefit for the three months ended March 31, 2024 was $12 on pre-tax losses of $2,423 and the Company's income tax provision for the three months ended March 31, 2023 was $48 on pre-tax losses of $5,735. For the three months ended March 31, 2024, the Company's effective tax rate varies from the federal income tax rate primarily due to valuation allowances in the United States and taxable income generated by certain of the Company's foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. It is reasonably possible that uncertain tax positions existing as of March 31, 2024 could decrease by approximately $368 within the next twelve months. For the three months ended March 31, 2024 and 2023, the Company did not recognize any material interest, penalties or other changes related to uncertain tax positions.

7. Net Loss Per Share Available to Common Stockholders

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss available to common stockholders	$(2,411)	$(5,783)
Denominator:
Weighted average number of shares, basic and diluted	3,024	2,873
Net loss per share available to common stockholders
Basic and diluted net loss per common share available to common stockholders	$(0.80)	$(2.01)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	53	55
Unvested RSUs	203	539
Total	256	594

8. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

9. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of March 31, 2024, no material amounts were recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of March 31, 2024 and the audited consolidated balance sheet as of December 31, 2023.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of March 31, 2024 or December 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”), on February 23, 2024. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements

Overview

We are a leading provider of digital marketing solutions for search, social, and eCommerce advertising channels, offered as a unified software-as-a-service, or SaaS, advertising management platform for performance-driven advertisers and agencies. Our platform is an analytics, workflow and optimization solution for performance marketers, enabling them to maximize the returns on their digital advertising spend. We market and sell our solutions to advertisers directly and through leading advertising agencies, and our customers collectively manage billions of dollars in advertising spend on our platform globally across a wide range of industries. We believe this makes us one of the largest providers of independent advertising cloud solutions. Our software solution is designed to help our customers:

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

We bring search, social and eCommerce advertising into a single platform that helps advertisers maximize a customer journey that spans Amazon, Google, Meta, X (formerly Twitter), Walmart, LinkedIn, TikTok, Apple Search Ads, Instacart, Criteo and YouTube. Additionally, we have integrations with dozens of leading web analytics and advertisement-serving solutions and key enterprise applications, enabling our customers to more accurately measure the return on investment of their marketing programs.

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

	Three Months Ended March 31,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues, net	$4,031	100%	$4,583	100%
Cost of revenues	1,743	43	3,240	71
Gross profit	2,288	57	1,343	29
Operating expenses
Sales and marketing	1,250	31	2,025	44
Research and development	1,881	47	2,942	64
General and administrative	1,684	42	2,336	51
Total operating expenses	4,815	119	7,303	159
Loss from operations	(2,527)	(63)	(5,960)	(130)
Other income, net	104	3	225	5
Loss before income taxes	(2,423)	(60)	(5,735)	(125)
Provision for (benefit from) income taxes	(12)	—	48	1
Net loss	$(2,411)	(60)%	$(5,783)	(126)%

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenues, net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Revenues, net	$4,031	$4,583	$(552)	(12)%

Revenues, net for the three months ended March 31, 2024 decreased $0.6 million, or 12%, as compared to the corresponding period in 2023. The decreases were primarily due to customer turnover that was not fully offset by new customer bookings. Revenues, net from our customers located in the United States represented 80% of total revenues, net for the three months ended March 31, 2024 and 2023. Revenues, net from the Google Revenue Share Agreements accounted for 44% and 39% of total revenues, net for the three months ended March 31, 2024 and 2023, respectively.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenues	$1,743	$3,240	$(1,497)	(46)%
Gross profit	2,288	1,343	945	70
Gross profit percentage	57%	29%

Cost of revenues for the three months ended March 31, 2024 decreased $1.5 million, or 46%, as compared to the corresponding period in 2023. The decrease is primarily due to lower personnel costs of $0.9 million due to lower headcount, a $0.4 million decrease in amortization of internally developed software, and lower facilities and hosting costs of $0.1 million.

Our gross margin increased to 57% for the three months ended March 31, 2024, as compared to 29% for the corresponding period in 2023. This was primarily due to the lower cost of revenues in 2024 compared to 2023, partially offset by lower revenue in 2024 compared to 2023.

Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Sales and marketing	$1,250	$2,025	$(775)	(38)%
Percent of revenues, net	31%	44%

Sales and marketing expense for the three months ended March 31, 2024 decreased $0.8 million, or 38%, as compared to the corresponding period in 2023. The decrease in the three months ended March 31, 2024 was primarily due to lower marketing costs of $0.5 million and lower personnel costs of $0.3 million due to lower headcount.

Research and Development

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$1,881	$2,942	$(1,061)	(36)%
Percent of revenues, net	47%	64%

Research and development expenses for the three months ended March 31, 2024 decreased $1.1 million, or 36%, as compared to the corresponding period in 2023. The decrease was primarily due to lower personnel costs of $1.3 million due to lower headcount and lower professional fees of $0.2 million due to less contractors, partially offset by an increase $0.5 million due to no amounts being capitalized to internally developed software.

General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
General and administrative	$1,684	$2,336	$(652)	(28)%
Percent of revenues, net	42%	51%

General and administrative expenses for the three months ended March 31, 2024 decreased by $0.7 million, or 28%, as compared to the corresponding period in 2023. The decrease was primarily due to lower personnel costs of $0.7 million due to lower headcount and lower professional fees of $0.2 million due to less contractors, partially offset by an increase of $0.3 million in credit loss expense due to the write-off of customer credits balances during the three months ended March 31, 2023.

Other Income, Net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Other income, net	$104	$225	$(121)	(54)%

Other income, net primarily consists of foreign currency transaction gains and losses, interest income and interest expense. Other income, net, for the three months ended March 31, 2024 decreased by $0.1 million, or 54%, as compared to the corresponding period in 2023. The decrease was primarily due to lower interest income of $0.1 million during the three months ended March 31, 2024.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(12)	$48	$(60)	(125)%

The income tax benefit for the three months ended March 31, 2024 was primarily due to valuation allowances in the United States and taxable income generated by certain of our foreign wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through December 2022, we raised total net proceeds of $52.1 million from at-the-market offering programs administered by JMP Securities, and in 2020 we received proceeds of $3.3 million from a loan through the PPP, of which $3.1 million was forgiven. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of March 31, 2024, our principal source of liquidity was our cash and cash equivalents. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain cash balances in our foreign subsidiaries. As of March 31, 2024, we had $9.6 million of cash and cash equivalents in aggregate, of which $0.5 million was held by our foreign subsidiaries. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We incurred a net loss of $2.4 million for the three months ended March 31, 2024 and a net loss of $21.9 million for the year ended December 31, 2023. As of March 31, 2024, we had cash and cash equivalents of $9.6 million and an accumulated deficit of $346.7 million. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future.

In July 2023, we commenced the 2023 Restructuring Plan, which resulted in the reduction of our global employees by 64 full-time employees during the second half of 2023, reducing our total headcount by approximately 37%. The 2023 Restructuring Plan was substantially complete in 2023.

Our ability to achieve our business objectives, and to continue to meet our obligations, is dependent upon maintaining a certain level of liquidity, which is impacted by several factors, such as our ability to manage our cash flows, including the effectiveness of the 2023 Restructuring Plan, our ability to maintain our strategic partnerships, our ability to increase new bookings, the extent of customer acceptance, retention and use of the MarinOne platform, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although we have pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Failure to manage our cash flows, improve customer retention rates, or raise additional capital would have a material adverse effect on our ability to achieve our intended business objectives.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(1,729)	$(3,692)
Net cash used in investing activities	-	(579)
Net cash provided by (used in) financing activities	(60)	8
Effect of foreign exchange rate changes on cash and cash equivalents	(11)	22
Net decrease in cash and cash equivalents	$(1,800)	$(4,241)

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the operation of our business and the fluctuations in the number of advertisers using our platform. Cash provided by or used in operating activities has typically been affected by net losses and further impacted by changes in our operating assets and liabilities, particularly in the areas of accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities, adjusted for non-cash expense items such as depreciation, amortization, stock-based compensation expense, and deferred income tax benefits.

Cash used in operating activities for the three months ended March 31, 2024 of $1.7 million was primarily the result of a net loss of $2.4 million, adjusted for non-cash (income) expenses of $0.9 million, primarily consisting of depreciation and amortization, stock-based compensation expense and provision for credit losses and a $0.2 million net change in working capital items. These items consisted most notably of a decrease in accounts receivable of $0.5 million due to the decrease in revenues and the timing of related collections, a decrease in prepaid expenses and other assets (both current and non-current) of $0.1 million due to the timing of related disbursements, a net decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.4 million due primarily to the timing of related disbursements, and a decrease to operating lease liabilities of $0.4 million.

Cash used in operating activities for the three months ended March 31, 2023 of $3.7 million was primarily the result of a net loss of $5.8 million, adjusted for non-cash (income) expenses of $1.3 million, primarily consisting of depreciation and amortization, stock-based compensation expense and provision for credit losses and a $0.8 million net change in working capital items. These items consisted most notably of (1) a decrease in accounts receivable of $0.7 million due to the decrease in revenues and the timing of related collections; (2) a decrease in prepaid expenses and other assets (both current and non-current) of $0.2 million due to the timing of related disbursements; and (3) a net decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.2 million due primarily to the timing of related disbursements.

Investing Activities

During the three months ended March 31, 2023, investing activities consisted of capitalized internally developed software costs.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2024 and 2023 was primarily related to employees' taxes paid for withheld shares upon the settlement of equity awards.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2024 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2023 filed with the SEC on February 23, 2024, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Critical Accounting Policies and Significant Judgments and Estimates

During the three months ended March 31, 2024, we analyzed whether our internally developed software still met the definition of an asset. As of March 31, 2024, we concluded that due to fact that the internally developed software does not have a future economic benefit to us based on its negative cash flows, it no longer meets the definition of an asset. Additionally, as the internally developed software no longer meets the definition of an asset, the development costs related to internally developed software will no longer be capitalized as these development costs are considered to be unrecoverable. Instead, all development costs related to the internally developed software will be expensed as incurred.

Other than the change to internally developed assets, described above, there have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year 2023 filed with the SEC on February 23, 2024, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the three months ended March 31, 2024 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year 2023 filed with the SEC on February 23, 2024.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2024, due to the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 23, 2024, management identified a material weakness in internal control over financial reporting relating management’s review of the long-lived asset impairment analysis pursuant to ASC 360, Property, Plant and Equipment. The review performed did not appropriately identify and evaluate an outlier in an assumption used to determine the fair value of internally developed software under the market approach valuation method. The material weakness resulted in a material corrected misstatement to the financial statements related to the full impairment of internally developed software as of December 31, 2023.

Remediation Efforts to Address the Material Weakness in Internal Control Over Financial Reporting

In order to remediate the material weakness relating to management’s review of the long-lived asset impairment analysis, management is taking remediation action by incorporating a review step to ensure all outliers identified through the review of the long-lived asset impairment analysis pursuant to ASC 360, Property, Plant, and Equipment, which has been implemented in the three months ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the control identified above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Ownership of Our Common Stock

•
If we cannot maintain compliance with the continued listing requirements of The Nasdaq Capital Market, The Nasdaq Capital Market may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.
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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $2.4 million in the three months ended March 31, 2024, as well as net losses of $21.9 million and $18.2 million during the years ended December 31, 2023 and 2022, respectively. As of March 31, 2024, we had an accumulated deficit of $346.7 million and cash and cash equivalents of $9.6 million. The losses and accumulated deficit were due largely to declining revenues and the investments we have made to attempt to grow our business and acquire customers. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future. Our revenues have decreased over the last several years, decreasing from $24.4 million in 2021, $20.0 million in 2022, to $17.7 million in 2023. Historically, we have relied primarily on the sale of our capital stock to fund operating activities.

Our ability to achieve our business objectives, and to continue to meet our obligations, is dependent upon maintaining a certain level of liquidity, which is impacted by several factors, such as our ability to manage our cash flows, including the effectiveness of the 2023 Restructuring Plan, our ability to maintain our strategic partnerships, our ability to increase new bookings, the extent of customer acceptance, retention and use of the MarinOne platform, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although we have pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Failure to manage our cash flows, improve customer retention rates, or raise additional capital would have a material adverse effect on our ability to achieve our intended business objectives.

Based on the funds we have available as of the date of the filing of this Quarterly Report on Form 10-Q and our history of recurring losses and negative operating cash flows, there is substantial doubt raised about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent upon our ability to manage our cash flows, including the effectiveness of the cost savings measures that we implemented in the 2023 Restructuring Plan, as well as our ability to maintain our strategic partnerships, improve customer retention rates and increase new bookings. If we are unable to manage our cash flows, maintain our strategic partnerships, improve customer retention rates, increase new bookings or raise sufficient additional capital, it is probable that we may be required to initiate further cost savings activities, extend payment terms with suppliers, liquidate assets where possible, or wind-up operations. These actions could materially impact our business, results of operations and future prospects. Therefore, there is substantial doubt about our ability to continue as a going concern for one year after the filing date of the accompanying condensed consolidated financial statements.

Our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on a going concern basis in accordance with GAAP. The going concern basis assumes that we will continue in operation for the next 12 months and that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary if we are unable to continue as a going concern. These adjustments could materially impact our accompanying condensed consolidated financial statements.

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

We intend to continue to make investments to sustain and grow our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform and improve our operating infrastructure. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through further issuance of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, during the year ended December 31, 2021, we sold 5.5 million shares of our common stock under equity distribution agreements with JMP Securities LLC, or JMP Securities, and received proceeds of approximately $41.7 million, net of offering costs of $1.5 million, at a weighted average sales price of $47.10 per share (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024). The 5.5 million shares of our common stock that we issued under the equity distribution agreements during 2021 increased the number of outstanding shares of our common stock by approximately 57%, resulting in dilution to the percentage ownership of our previously existing stockholders. Additionally, during the year ended December 31, 2022, we sold 1.1 million shares of our common stock under a new equity distribution agreement with JMP Securities for the sale of up to $50.0 million of new securities in an “at-the-market” common stock offering facility and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $7.85 per share (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024). In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021. We cannot provide any assurance that we will be able to raise any additional financing under this facility. Our ability to raise any additional financing under this facility may be adversely affected if our common stock is delisted from The Nasdaq Capital Market ("Nasdaq"). For more information regarding our compliance with Nasdaq listing standards, please refer below to “Risks Related to the Ownership of Our Common Stock—If we cannot regain compliance with the continued listing requirements of Nasdaq, Nasdaq may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.”

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

We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including hiring and retaining qualified employees, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments, making improvements to our existing products and developing new solutions. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. In addition, from time to time, we may need to make additional investments in product development to address market demands, which may increase our overall expenses and reduce our ability to achieve profitability. Our ability to implement changes to our business and operations successfully and on a timely basis may be adversely affected by the restructuring plan that we commenced in July 2023, which reduced our total full-time equivalent employee and contractor workforce by approximately 39%. If we fail to successfully and timely implement these changes, our business may suffer, our revenue may decline and we may not be able to achieve growth or profitability. We cannot be assured that we will be successful in addressing these and other challenges we may face in the future.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement with Google. We entered into our original revenue share agreement with Google in December 2018 for a three-year term that ran from October 1, 2018 until September 30, 2021. We entered into a new revenue share agreement with Google in September 2021 for a three-year term scheduled to run from October 1, 2021 until September 30, 2024. Under these Google Revenue Share Agreements, we have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the years ended December 31, 2023 and 2022, we recognized revenues of $7.2 million, respectively, from the applicable Google Revenue Share Agreement. Google has the right to terminate our current Google Revenue Share Agreement in certain circumstances and the agreement requires us to make minimum investments in product development. We are in preliminary discussions with Google to renew or extend the term of the Google Revenue Share Agreement, but no assurances can be provided as to whether the agreement will be renewed or the term extended or as to terms of any renewal or extension of the agreement. Any termination or amendment of this agreement, any failure of us to comply with the terms of the agreement, or any failure to renew the agreement to extend beyond the currently scheduled expiration date of September 30, 2024, would have a material adverse effect on our results of operations.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced employee attrition and have conducted restructuring actions. In July 2023, we commenced a global reduction-in-force and other restructuring actions designed to reduce our expenses. In connection with the 2023 Restructuring Plan, described in Note 1 of our Condensed Consolidated Financial Statements, under the heading “Liquidity and Going Concern.” We substantially completed the 2023 Restructuring Plan in the fourth quarter of 2023. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions or employee attrition could have an adverse effect on our business as a result of operational and administrative inefficiencies and added costs, decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, which could adversely affect our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

Increasing our customer base and achieving broader market acceptance of our software platform will depend to an extent on our ability to maintain our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new customers and our marketing organization to generate a sufficient pipeline of qualified sales leads; however, we restructured our sales team in 2023 in order to decrease our expenses, which may make our sales and marketing activities more challenging. Additionally, our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate, train or retain sufficient highly qualified sales personnel. In addition, we may need to invest in lead generation activities to develop our pipeline of qualified opportunities for our sales force, which could increase our marketing expenses. If our lead generation activities do not increase our pipeline or if our sales force is unable to close opportunities at a high rate, then we may not generate an increase in revenues.

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

Managing a global and geographically dispersed workforce and operation has required substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and operations reporting procedures, and we may not be able to do so effectively. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the 2023 Restructuring Plan, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Further, to support our customers and operations, we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth or change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Future acquisitions or divestitures, strategic investments, partnerships or alliances could be difficult to integrate or complete, divert the attention of key management personnel, disrupt our business, dilute shareholder value and adversely affect our results of operations and financial condition.

We acquired and divested businesses in the past and may seek to acquire or divest businesses, products or technologies in the future. However, we have limited experience in acquiring or divesting businesses, products and technologies. If we identify an appropriate acquisition or divestment candidate, we may not be successful in negotiating the terms of any transaction, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues.

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

If we cannot remediate the material weakness identified above, identify other material weaknesses or deficiencies in the future, if we are unable to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act, or Section 404, in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Risks Related to the Ownership of Our Common Stock

If we cannot maintain compliance with the continued listing requirements of Nasdaq, Nasdaq may de-list our common stock, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.

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

In accordance with Nasdaq rules, we had until October 23, 2023 (180 calendar days from the date of the Nasdaq deficiency notice) to regain compliance with the minimum bid price requirement, which we did not achieve prior to October 23, 2023. In October 2023, we applied to Nasdaq for an additional 180 calendar day compliance period and, in connection with such application, applied to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. Nasdaq approved our application effective on October 24, 2023, and the listing of our common stock transferred to the Nasdaq Capital Market effective as of the opening of business on October 25, 2023. After the extension of the compliance period, we completed a 1-for-6 reverse stock split on April 12, 2024. Since the completion of the reverse stock split, the bid price of our common stock has closed at or above $1.00 per share for a minimum of 10 consecutive business days. On April 29, 2024, Nasdaq notified us that we have regained compliance with the minimum bid price requirement.

If in the future the closing bid price of our common stock on the Nasdaq Capital Market is below the $1.00 minimum bid price requirement for 30 consecutive business days or if we fail to continue to satisfy other listing requirements, we expect Nasdaq will provide us with a deficiency notice. If we are not able to timely correct any deficiency or if we otherwise become ineligible to maintain the listing of our common stock on the Nasdaq Capital Market, we expect Nasdaq will provide us with written notification that our securities are subject to delisting from the Nasdaq Capital Market. At that time, we may appeal the delisting determination to a hearings panel.

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018), The Nasdaq Global Market (from June 20, 2018 through October 24, 2023) and The Nasdaq Capital Market (from October 25, 2023 to the date of this filing) has been volatile. From January 1, 2024 through April 26, 2024, the closing sales price of our common stock on the Nasdaq Global Market ranged from $1.68 to $3.90 per share (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024). Factors that may affect the market price of our common stock include:

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

In August 2021, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $100.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities.

Under this shelf registration statement, during the year ended December 31, 2022, we sold 1.1 million shares of our common stock under an equity distribution agreement with JMP Securities LLC (“JMP Securities”) for the sale of up to $50.0 million of new securities in an “at-the-market” common stock offering facility and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $7.85 per share (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024). In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current "at-the-market" securities offering facility from $50.0 million to approximately $22.8 million based on our market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021. We cannot provide any assurance that we will be able to raise any additional financing under this facility. Our ability to raise any additional financing under this facility would be materially adversely affected if our common stock is delisted from Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Marin Software Incorporated	8-K	001-35838	4/11/2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

MARIN SOFTWARE INCORPORATED

Dated: May 2, 2024	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: May 2, 2024	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)