Form 10-Q
period 2024-06-30
MARIN SOFTWARE INC
filed 2024-08-01
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 26, 2024, the registrant had 3,128,769 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Marin Software Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value)

	At June 30,	At December 31,
	2024	2023*
Assets
Current assets:
Cash and cash equivalents	$7,942	$11,363
Accounts receivable, net	3,551	3,864
Prepaid expenses and other current assets	1,087	1,548
Total current assets	12,580	16,775
Property and equipment, net	116	120
Right-of-use assets, operating leases	1,219	1,912
Other non-current assets	517	508
Total assets	$14,432	$19,315
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$585	$664
Accrued expenses and other current liabilities	1,796	2,099
Operating lease liabilities	1,219	1,518
Total current liabilities	3,600	4,281
Operating lease liabilities, non-current	—	394
Other long-term liabilities	973	1,001
Total liabilities	4,573	5,676
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value - 10,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value - 47,619 shares authorized, 3,129 and 3,011 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	359,528	358,884
Accumulated deficit	(348,680)	(344,251)
Accumulated other comprehensive loss	(992)	(997)
Total stockholders’ equity	9,859	13,639
Total liabilities and stockholders’ equity	$14,432	$19,315

*Derived from the Company’s audited consolidated financial statements as of December 31, 2023.

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net	$4,045	$4,360	$8,076	$8,943
Cost of revenue	1,690	3,174	3,433	6,414
Gross profit	2,355	1,186	4,643	2,529
Operating expenses
Sales and marketing	1,043	1,935	2,293	3,960
Research and development	1,799	2,797	3,680	5,739
General and administrative	1,600	2,442	3,284	4,778
Total operating expenses	4,442	7,174	9,257	14,477
Loss from operations	(2,087)	(5,988)	(4,614)	(11,948)
Other income, net	138	215	242	440
Loss before income taxes	(1,949)	(5,773)	(4,372)	(11,508)
Provision for income taxes	69	144	57	192
Net loss	(2,018)	(5,917)	(4,429)	(11,700)
Foreign currency translation adjustments	(1)	(19)	5	(24)
Comprehensive loss	$(2,019)	$(5,936)	$(4,424)	$(11,724)
Net loss per share, basic and diluted (Note 7)	$(0.65)	$(2.04)	$(1.44)	$(4.05)
Weighted-average shares outstanding, basic and diluted	3,108	2,902	3,066	2,887

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(in thousands)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Par value	capital	deficit	loss	equity
Balances at March 31, 2024	3,061	$3	$359,234	$(346,662)	$(991)	$11,584
Issuance of common stock from vesting of restricted stock units (Note 4)	68	—	—	—	—	—
Tax withholding from vesting of restricted stock units	—	—	(37)	—	—	(37)
Stock-based compensation expense	—	—	331	—	—	331
Net loss	—	—	—	(2,018)	—	(2,018)
Foreign currency translation adjustments	—	—	—	—	(1)	(1)
Balances at June 30, 2024	3,129	$3	$359,528	$(348,680)	$(992)	$9,859

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Par value	capital	deficit	loss	equity
Balances at March 31, 2023	2,873	$3	$357,069	$(328,117)	$(970)	$27,985
Issuance of common stock from vesting of restricted stock units (Note 4)	78	—	1	—	—	1
Issuance of common stock under employee stock purchase plan	2	—	6	—	—	6
Tax withholding from vesting of restricted stock units	—	—	(95)	—	—	(95)
Stock-based compensation expense	—	—	1,293	—	—	1,293
Net loss	—	—	—	(5,917)	—	(5,917)
Foreign currency translation adjustments	—	—	—	—	(19)	(19)
Balances at June 30, 2023	2,953	$3	$358,274	$(334,034)	$(989)	$23,254

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Par value	capital	deficit	loss	equity
Balances at December 31, 2023	3,011	$3	$358,884	$(344,251)	$(997)	$13,639
Issuance of common stock from vesting of restricted stock units (Note 4)	118	—	—	—	—	—
Tax withholding from vesting of restricted stock units	—	—	(100)	—	—	(100)
Stock-based compensation expense	—	—	744	—	—	744
Net loss	—	—	—	(4,429)	—	(4,429)
Foreign currency translation adjustments	—	—	—	—	5	5
Balances at June 30, 2024	3,129	$3	$359,528	$(348,680)	$(992)	$9,859

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Par value	capital	deficit	loss	equity

Balances at December 31, 2022	2,871	$3	$356,010	$(322,334)	$(965)	$32,714
Issuance of common stock from vesting of restricted stock units (Note 4)	80	—	1	—	—	1
Issuance of common stock under employee stock purchase plan	2	—	6	—	—	6
Tax withholding from vesting of restricted stock units	—	—	(105)	—	—	(105)
Stock-based compensation expense	—	—	2,362	—	—	2,362
Net loss	—	—	—	(11,700)	—	(11,700)
Foreign currency translation adjustments	—	—	—	—	(24)	(24)
Balances at June 30, 2023	2,953	$3	$358,274	$(334,034)	$(989)	$23,254

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(4,429)	$(11,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4	14
Amortization of internally developed software	—	845
Amortization of right-of-use assets	765	802
Amortization of deferred costs to obtain and fulfill contracts	181	187
Unrealized foreign currency losses	(4)	32
Stock-based compensation related to equity awards	744	2,285
Provision for credit losses	—	(390)
Deferred income tax benefits	3	—
Changes in operating assets and liabilities:
Accounts receivable	325	895
Prepaid expenses and other assets	273	479
Accounts payable	(78)	(125)
Accrued expenses and other liabilities	(324)	(265)
Operating lease liabilities	(765)	(802)
Net cash used in operating activities	(3,305)	(7,743)
Investing activities:
Capitalization of internally developed software	—	(1,157)
Net cash used in investing activities	—	(1,157)
Financing activities:
Employee taxes paid for withheld shares upon equity award settlement	(97)	(83)
Proceeds from employee stock purchase plan, net	—	(3)
Net cash provided by (used in) financing activities	(97)	(86)
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	5
Net decrease in cash and cash equivalents	(3,421)	(8,981)
Cash and cash equivalents:
Beginning of period	11,363	27,957
End of the period	$7,942	$18,976

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Notes to the Condensed Consolidated Financial Statements

(dollars and share numbers in thousands, except per share data)

1. Summary of Business and Significant Accounting Policies

Marin Software Incorporated (the “Company”) was incorporated in Delaware, United States of America (“U.S.”) in March 2006. The Company provides enterprise marketing software for advertisers and agencies to integrate, align and amplify their digital advertising spend across the web and mobile devices. Offered as a unified software-as-a-service (“SaaS”) advertising management solution for search, social and eCommerce advertising, the Company’s platform helps digital marketers convert precise audiences, improve financial performance and make better decisions.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for other interim periods or future years.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024.

Reverse Stock Split and Reduction in Authorized Shares

On April 12, 2024, the Company effected a reverse stock split of its outstanding common stock and a reduction in the Company's authorized shares of common stock. As a result of the reverse stock split, each six outstanding shares of the Company’s common stock were combined into one outstanding share of common stock, without any change in par value. The common stock began trading on the Nasdaq Capital Market on a split-adjusted basis on April 15, 2024. No fractional shares were issued in connection with the reverse stock split as the Company paid the fair value of such fractional shares in cash. As a result of the reduction in the Company's authorized shares of common stock, the Company's authorized shares went from 142,857 shares to 47,619 shares.

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

Liquidity and Going Concern

The Company has incurred significant losses in each fiscal year since its incorporation in 2006. The Company incurred a net loss of $4,429 for the six months ended June 30, 2024 and a net loss of $21,917 for the year ended December 31, 2023. As of June 30, 2024, the Company had cash and cash equivalents of $7,942 and an accumulated deficit of $348,680. Historically, the Company has relied primarily on the sale of its capital stock to fund operating activities. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future.

In July 2023, the Company commenced a restructuring plan that included a global reduction-in-force and other cost saving actions to reduce its expenses (the “2023 Restructuring Plan”). The 2023 Restructuring Plan resulted in the reduction of the Company's global employees by 64 full-time employees during the second half of 2023, reducing its total headcount by approximately 37%. The 2023 Restructuring Plan was substantially complete in 2023.

The Company’s ability to achieve its business objectives, and to continue to meet its obligations, is dependent upon maintaining a certain level of liquidity, which is impacted by several factors, such as its ability to manage its cash flows, including the effectiveness of the 2023 Restructuring Plan, its ability to maintain its strategic partnerships, its ability to increase new bookings, the extent of customer acceptance, retention and use of its MarinOne platform, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although the Company has pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Failure to manage its cash flows, increase new bookings, improve customer retention rates, or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Due to the fact that the Company has not yet been able to obtain sufficient funding to sustain operations or realize a net positive cash flow, the Company’s management and board of directors have determined that it is in the best interests of the Company’s stockholders to seek strategic alternatives. As part of this process, the Company is considering a wide range of options with a focus on maximizing stockholder value, including a potential sale of the Company, a merger, a sale of assets of the Company, or other strategic transaction. The Company has engaged an investment banker to act as its financial advisor in connection with this review. There can be no assurance that this process will result in the Company pursuing any particular transaction or other strategic outcome or as to the terms or timing of any potential transaction.

The Company is currently engaged in preliminary discussions with a small number of private companies and other counterparties regarding potential “reverse merger” and “take-private” transactions. Any such completed transaction would have a dramatic impact on Marin stockholders. Given the preliminary stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. For any such potential transaction to progress, substantial due diligence by all involved parties would be need to be conducted, as well as agreement of transaction terms, negotiation and approval of transaction documents and the satisfaction of applicable closing conditions. Any such process would be time-consuming and expensive and there can be no assurance that any of the above potential transactions or any other transaction will ultimately be successful.

If the Company is unable to complete a satisfactory transaction soon, it will be necessary to seek additional financing or pursue a dissolution and liquidation in the near future, where holders of the Company’s common stock may receive little or no recovery for their shares of common stock. Even if the Company does complete a satisfactory strategic transaction, the Company’s stockholders may not recognize any return on their investment in shares of our common stock. In parallel, the Company is also preparing for a potential statutory dissolution under the Delaware General Corporate Law and liquidation in the event the Company cannot raise additional capital or complete a strategic transaction in the near future, and the Company has engaged advisors to help us prepare for a potential dissolution and liquidation.

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

The activity in the Company’s allowance for credit losses for the six months ended June 30, 2024 is summarized as follows (in thousands):

Total
Balance at December 31, 2023	$501
Current period provision for expected losses	(13)
Write-offs charged against allowance	(82)
Balance at June 30, 2024	$406

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of June 30, 2024 and December 31, 2023, the Company recorded an allowance for potential customer credits in the amount of $16 and $12, respectively.

Revenue Recognition

The Company generates revenue principally from subscriptions either directly with advertisers or with advertising agencies to its platform for the management of search, social and eCommerce. The Company also generates revenue from strategic agreements with certain leading publishers. Under the subscription agreements, the Company receives consideration based on the advertising spend that customers manage on its platform. Revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. See Note 2 for further discussion of the Company’s revenue.

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

During the six months ended June 30, 2024, the Company analyzed whether its internally developed software still met the definition of an asset, and concluded that due to the fact that the internally developed software does not have a future economic benefit to the Company, based on its negative cash flows, the internally developed software no longer meets the definition of an asset. Additionally, as the internally developed software no longer meets the definition of an asset, the development costs related to internally developed software will no longer be capitalized as these development costs are considered to be unrecoverable. Instead, all development costs related to the internally developed software will be expensed as incurred.

As of June 30, 2024 and December 31, 2023, there was no unamortized internally developed software costs, including construction in progress. During the three and six months ended June 30, 2024, no amounts were capitalized or amortized relating to internally developed software as the development costs related to internally developed software in the period were considered unrecoverable. During the three and six months ended June 30, 2023, the Company capitalized $578 and $1,157, respectively, of development costs related to internally developed software and amortized $426 and $845, respectively, related to internally developed software. Amortization of internally developed software is reflected in cost of revenue. Costs associated with minor enhancements and maintenance are expensed as incurred.

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

Recent Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

2. Revenue

Revenue Recognition

The Company generates its revenue principally from subscriptions, either directly with advertisers or with advertising agencies, to its platform for the management of search, social, eCommerce and display advertising. It also generates a portion of its revenue from long-term strategic agreements with certain leading publishers. Revenue is recognized when control of these services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company determines revenue recognition through the following steps:

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

The Company’s subscription services comprise a single stand-ready performance obligation satisfied over time as the advertiser simultaneously receives and consumes the benefit from the Company’s performance. This performance obligation constitutes a series of services that are substantially the same in nature and are provided over time using the same measure of progress. Revenue derived from these arrangements are recognized over time using an output method based upon the passage of time as this provides a faithful depiction of the pattern of transfer of control. Fixed minimum monthly platform fees are recognized ratably over the contract term as the single performance obligation is satisfied. Variable fees are allocated to the distinct month of the series in which they are earned because the terms of the variable payments relate specifically to the outcome from transferring the distinct time increment (month) of service and because such amounts reflect the fees to which the Company expects to be entitled for providing access to the advertising management platform for that period, consistent with the allocation objective of authoritative revenue guidance under Accounting Standards Codification 606 (“ASC 606”).

Expected future revenue for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2024 were as follows:

Subscription Services Revenue
2024 (remaining six months)	$512
2025	280
Balance at June 30, 2024	$792

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

In September 2021, the Company entered into a revenue share agreement with Google, which has a scheduled three-year term that commenced on October 1, 2021 (the “Google Revenue Share Agreement”) and continues through September 30, 2024. Through this agreement, the Company is eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform and in that the Company is required to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement using the most likely method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenue only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognized revenue from the Google Revenue Share Agreement of $1,788 and $3,575 for the three and six months ended June 30, 2024 and 2023, respectively.

Disaggregation of Revenue

Revenue by geographic area, based on the billing location of the customer, were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States of America	$3,290	$3,524	$6,526	$7,179
United Kingdom	468	461	953	1,007
Other (1)	287	375	597	757
Total revenue, net	$4,045	$4,360	$8,076	$8,943

(1)
No individual country within the “Other” category accounted for 10% or more of total revenue for any period presented.

Revenue by nature of services performed were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscriptions	$2,257	$2,572	$4,501	$5,373
Strategic agreements	1,788	1,788	3,575	3,570
Total revenue, net	$4,045	$4,360	$8,076	$8,943

Advertisers from outside of the U.S. represented 19% of total revenue for the three and six months ended June 30, 2024 and 19% and 20% for the three and six months ended June 30, 2023, respectively.

The Google Revenue Share Agreement accounted for approximately 44% of the Company's total revenue for the three and six months ended June 30, 2024 and 41% and 40% for the three and six months ended June 30, 2023, respectively. Additionally, one customer accounted for approximately 15% of total revenue for both the three and six months ended June 30, 2024 and two customers accounted for approximately 22% and 23% of total revenue for both the three and six months ended June 30, 2023. No additional customers accounted for more than 10% of total revenue for the three and six months ended June 30, 2024 and 2023.

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for credit losses and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. Included in accounts receivable, net, as of June 30, 2024 and December 31, 2023 were receivables of $1,788 related to the Google Revenue Share Agreement, which represented 50% and 46% of the balances, respectively. Additionally, one customer accounted for approximately 16% of accounts receivable, net, as of June 30, 2024. No additional customers accounted for more than 10% of accounts receivable, net, as of June 30, 2024 and December 31, 2023.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying condensed consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in the three or six months ended June 30, 2024 and 2023.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the six months ended June 30, 2024 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2023	$288	$98
Costs deferred	136	40
Amortization	(136)	(45)
Balances at June 30, 2024	$288	$93

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		June 30,	December 31,
	Estimated Useful Life	2024	2023
Software, including internally developed software	3 years	$34,972	$34,972
Computer equipment	3 to 4 years	18,078	18,080
Leasehold improvements	Shorter of useful life or lease term	512	512
Office equipment, furniture and fixtures	3 to 5 years	94	94
Total property and equipment		53,656	53,658
Less: Accumulated depreciation and amortization		(50,264)	(50,262)
Less: Accumulated impairment losses		(3,276)	(3,276)
Total property and equipment, net		$116	$120

Depreciation of property and equipment for the three and six months ended June 30, 2024 was immaterial, while amortization of internally developed software and depreciation of property and equipment for the for the three and six months ended June 30, 2023 was $429 and $859, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	June 30,	December 31,
	2024	2023
Accrued salary and payroll-related expenses	$831	$872
Accrued liabilities	294	376
Income taxes payable	153	192
Advanced billings and customer credits (1)	517	636
Other	1	23
Total accrued expenses and other current liabilities	$1,796	$2,099
(1)
During the year ended December 31, 2023, the Company wrote off customer credit balances of $443 as credits to credit loss expense, of which approximately $100 and $400 was written off during the three and six months ended June 30, 2023, respectively. No customer credit balances were written off during the three and six months ended June 30, 2024.

4. Stock-based Compensation

The Company's stock-based compensation expense is associated with stock options, RSUs and its employee stock purchase plan (“ESPP”) awarded under its equity incentive plans.

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$38	$137	$77	$261
Sales and marketing	60	184	124	349
Research and development	124	305	251	575
General and administrative	109	627	292	1100
Total stock-based compensation	$331	$1,253	$744	$2,285

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. No stock-based compensation was capitalized as internally developed software during the three and six months ended June 30, 2024, while $40 and $77 of stock-based compensation was capitalized as internally developed software during the three and six months ended June 30, 2023, respectively.

Stock Options

A summary of the Company's stock option activity is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, vested and exercisable at December 31, 2023	54	$100.69	3.63	$—
Forfeited and cancelled	(4)	407.54	—	—
Outstanding, vested and exercisable at June 30, 2024	50	78.51	3.37	—

There were no grants or exercises of stock options during the six months ended June 30, 2024.

Compensation expense, net of forfeitures, is recognized ratably over the requisite service period. As of June 30, 2024, there was no unrecognized compensation expense related to stock options, as all of the stock options outstanding were fully vested.

RSUs

A summary of the Company's RSU activity is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2023	288	$8.88
Vested	(119)	8.39
Cancelled and withheld to cover taxes	(51)	8.54
Outstanding at June 30, 2024	118	$9.54

As of June 30, 2024, there was $642 of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.0 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

Employee Stock Purchase Plan

There was no activity during the three and six months ended June 30, 2024 under the Company's ESPP and there was no unrecognized compensation expense related to the Company's ESPP as of June 30, 2024.

5. Leases

The Company's primary operating lease is for space at a data center which was renewed in April 2022 and expires in 2025. In April 2023, the Company finalized exercising an option to decrease the space at the data center under the operating lease. As of June 30, 2024, the weighted-average rate used in discounting the lease liabilities for right-of-use (“ROU”) operating leases was 6.0% and the weighted-average remaining lease term for ROU operating leases was 0.8 years.

Operating lease costs, consisting primarily of rental expense, were approximately $431 and $855 for the three and six months ended June 30, 2024, respectively, and $461 and $964 for the three and six months ended June 30, 2023, respectively. Variable rent expense was not significant for the three and six months ended June 30, 2024 and 2023.

The maturities of operating lease liabilities as of June 30, 2024 are as follows:

2024 (remaining)	829
2025	414
Total lease payments	1,243
Less: Amount representing imputed interest	(24)
Present value of lease liabilities	1,219
Less: Current portion of lease liabilities	(1,219)
Non-current portion of lease liabilities	$—

Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$855	$964
ROU assets obtained in exchange for lease liabilities:	72	161

6. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

The Company's provision for income taxes for the three and six months ended June 30, 2024 was $69 and $57, respectively, on pre-tax losses of $1,949 and $4,372, respectively, and the Company's provision for income taxes for the three and six months ended June 30, 2023 was $144 and $192, respectively, on pre-tax losses of $5,773 and $11,508, respectively. For the three and six months ended June 30, 2024, the Company's effective tax rate varies from the federal income tax rate primarily due to valuation allowances in the U.S. and taxable income generated by certain of the Company's foreign wholly owned subsidiaries.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis. There is no income tax benefit recognized with respect to losses incurred and no provision for income taxes recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company’s effective tax rate. The Company will maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized.

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. It is reasonably possible that uncertain tax positions existing as of June 30, 2024 could decrease by approximately $368 within the next twelve months. For the three and six months ended June 30, 2024 and 2023, the Company did not recognize any material interest, penalties or other changes related to uncertain tax positions.

7. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss available to common stockholders by the weighted-average shares of common stock outstanding for the period and diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. During the three and six months ended June 30 2024 and 2023, the Company had no non-controlling interests, as such, all of the Company's net losses in the periods were considered to be available to the Company's common stockholders.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator: Net loss	$(2,018)	$(5,917)	$(4,429)	$(11,700)
Denominator: Weighted-average shares outstanding, basic and diluted	3,108	2,902	3,066	2,887
Net loss per share, basic and diluted	$(0.65)	$(2.04)	$(1.44)	$(4.05)

Basic and diluted net loss per share is the same for all periods presented, as the impact of all potentially outstanding dilutive securities was anti-dilutive due to the Company having net losses in the periods. The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Outstanding stock options	50	55
Outstanding RSUs	118	437
Outstanding at June 30, 2024	168	492

8. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

9. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of June 30, 2024, no material amounts were recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of June 30, 2024 and the audited consolidated balance sheet as of December 31, 2023.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of June 30, 2024 or December 31, 2023.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. Subsequent Events

On July 24, 2024, the Company entered a search ads innovation agreement with Google (the “Search Ads Innovation Agreement”), for the Company to continue to develop its search advertising platforms, products and expertise. The Search Ads Innovation Agreement has a scheduled three-year term that will take effect as of October 1, 2024, after the scheduled expiration of the Google Revenue Share Agreement on September 30, 2024, and is substantially similar to the Google Revenue Share Agreement, including the same minimum quarterly payments. See Note 2 for further discussion of the Company’s revenue from strategic agreements, including the current Google Revenue Share Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”), on February 23, 2024. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements

Overview

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

Results of Operations

The following table is a summary of our unaudited condensed consolidated statements of operations for the specified periods and results of operations as a percentage of our revenue for those periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue, net	$4,045	100%	$4,360	100%	$8,076	100%	$8,943	100%
Cost of revenue	1,690	42	3,174	73	3,433	43	6,414	72
Gross profit	2,355	58	1,186	27	4,643	57	2,529	28
Operating expenses
Sales and marketing	1,043	26	1,935	44	2,293	28	3,960	44
Research and development	1,799	44	2,797	64	3,680	46	5,739	64
General and administrative	1,600	40	2,442	56	3,284	41	4,778	53
Total operating expenses	4,442	110	7,174	165	9,257	115	14,477	162
Loss from operations	(2,087)	(52)	(5,988)	(137)	(4,614)	(57)	(11,948)	(134)
Other income, net	138	3	215	5	242	3	440	5
Loss before income taxes	(1,949)	(48)	(5,773)	(132)	(4,372)	(53)	(11,508)	(128)
Provision for income taxes	69	2	144	3	57	1	192	2
Net loss	$(2,018)	(50)%	$(5,917)	(136)%	$(4,429)	(55)%	$(11,700)	(131)%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Revenue, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Revenue, net	$4,045	$4,360	$(315)	(7)%	$8,076	$8,943	$(867)	(10)%

Revenue, net for the three and six months ended June 30, 2024 decreased $0.3 million, or 7%, and $0.9 million, or 10%, respectively as compared to the corresponding periods in 2023. The decreases were primarily due to customer turnover in the prior year that was not fully offset by new customer bookings in the same period.

Revenue from our customers located in the U.S. represented 81% of total revenue, net for the three and six months ended June 30, 2024 and 81% and 80% of total revenue, net for the three and six months ended June 30, 2023, respectively.

Revenue, net from the Google Revenue Share Agreements accounted for 44% of total revenue, net for the three and six months ended June 30, 2024 and 41% and 40% of total revenue, net for the three and six months ended June 30, 2023, respectively. Additionally, one customer accounted for approximately 15% of total revenue for both the three and six months ended June 30, 2024 and two customers accounted for approximately 22% and 23% of total revenue for both the three and six months ended June 30, 2023. No additional customers accounted for more than 10% of total revenue for the three and six months ended June 30, 2024 and 2023.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$1,690	$3,174	$(1,484)	(47)%	$3,433	$6,414	$(2,981)	(46)%
Gross profit	2,355	1,186	1,169	99	4,643	2,529	2,114	84
Gross profit percentage	58%	27%			57%	28%

Cost of revenue for the three and six months ended June 30, 2024 decreased $1.5 million, or 47%, and $3.0 million, or 46%, respectively, as compared to the corresponding periods in 2023. The decreases were primarily due to lower personnel costs of $1.0 million and $1.9 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023, as well as no amortization of internally developed software during the three and six months ended June 30, 2024, as compared to $0.4 million and $0.8 million during the corresponding periods in 2023, respectively.

Our gross margins increased to 58% and 57% for the three and six months ended June 30, 2024, respectively, as compared to 27% and 28% for the corresponding periods in 2023. This was primarily due to lower cost of revenue as compared to the corresponding periods in 2023, partially offset by lower revenue as compared to the corresponding periods in 2023.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Sales and marketing	$1,043	$1,935	$(892)	(46)%	$2,293	$3,960	$(1,667)	(42)%
Percent of revenue, net	26%	44%			28%	44%

Sales and marketing expense for the three and six months ended June 30, 2024 decreased $0.9 million, or 46%, and $1.7 million, or 42%, respectively, as compared to the corresponding periods in 2023. The decreases were primarily due to lower marketing costs of $0.6 million and $1.1 million and lower personnel costs due to lower headcount of $0.3 million and $0.5 million during the three and six months ended June 30, 2024, respectively.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Research and development	$1,799	$2,797	$(998)	(36)%	$3,680	$5,739	$(2,059)	(36)%
Percent of revenue, net	44%	64%			46%	64%

Research and development expenses for the three and six months ended June 30, 2024 decreased $1.0 million, or 36%, and $2.1 million, or 36%, respectively, as compared to the corresponding periods in 2023. The decreases were primarily due to lower personnel costs due to lower headcount of $1.3 million and $2.6 million, and lower professional fees due to less contractors of $0.2 million and $0.3 million, during the three and six months ended June 30, 2024. These decreases were partially offset by increases of $0.5 million and $1.0 million due to no costs being capitalized to internally developed software during the three and six months ended June 30, 2024, respectively.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
General and administrative	$1,600	$2,442	$(842)	(34)%	$3,284	$4,778	$(1,494)	(31)%
Percent of revenue, net	40%	56%			41%	53%

General and administrative expenses for the three and six months ended June 30, 2024 decreased by $0.8 million, or 34%, and $1.5 million, or 31%, respectively, as compared to the corresponding periods in 2023. The decreases were primarily due to lower personnel costs due to lower headcount of $0.7 million and $1.4 million and lower professional fees due to less contractors of $0.1 million and $0.4 million, during the three and six months ended June 30, 2024, respectively. These decreases were partially offset by increases in credit loss expense due to the write-off of customer credits balances of $0.1 million and $0.4 million during the three and six months ended June 30, 2023, respectively.

Other Income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Other income, net	$138	$215	$(77)	(36)%	$242	$440	$(198)	(45)%

Other income, net primarily consists of foreign currency transaction gains and losses, interest income and interest expense. Other income, net, for the three and six months ended June 30, 2024 decreased by $0.1 million, or 36%, and $0.2 million, or 45%, respectively, as compared to the corresponding periods in 2023. The decreases were primarily due to lower interest income of $0.1 million and $0.2 million during the three and six months ended June 30, 2024.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Provision for income taxes	$69	$144	$(75)	(52)%	$57	$192	$(135)	(70)%

The increase in provision for income taxes for the three and six months ended June 30, 2024 was primarily due to the change in valuation allowances in the U.S. and taxable income generated by certain of our foreign wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through December 2022, we raised total net proceeds of $52.1 million from at-the-market offering programs administered by Citizens JMP Securities, LLC (“Citizens JMP”) (formerly known as JMP Securities LLC), and in 2020 we received proceeds of $3.3 million from a loan through the PPP, of which $3.1 million was forgiven. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of June 30, 2024, our principal source of liquidity was our cash and cash equivalents. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain cash balances in our foreign subsidiaries. As of June 30, 2024, we had $7.9 million of cash and cash equivalents in aggregate, of which $0.6 million was held by our foreign subsidiaries. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the U.S., such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We incurred a net loss of $4.4 million for the six months ended June 30, 2024 and a net loss of $21.9 million for the year ended December 31, 2023. As of June 30, 2024, we had cash and cash equivalents of $7.9 million and an accumulated deficit of $348.7 million. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future.

In July 2023, we commenced the 2023 Restructuring Plan, which resulted in the reduction of our global employees by 64 full-time employees during the second half of 2023, reducing our total headcount by approximately 37%. The 2023 Restructuring Plan was substantially complete in 2023.

Our ability to achieve our business objectives, and to continue to meet our obligations, is dependent upon maintaining a certain level of liquidity, which is impacted by several factors, such as our ability to manage our cash flows, including the effectiveness of the 2023 Restructuring Plan, our ability to maintain our strategic partnerships, our ability to increase new bookings, the extent of customer acceptance, retention and use of the MarinOne platform, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although we have pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Failure to manage our cash flows, increase new bookings, improve customer retention rates, or raise additional capital would have a material adverse effect on our ability to achieve our intended business objectives.

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

Due to the fact that we have not yet been able to obtain sufficient funding to sustain operations or realize a net positive cash flow, our management and board of directors have determined that it is in the best interests of our stockholders to seek strategic alternatives. As part of this process, we are considering a wide range of options with a focus on maximizing stockholder value, including a potential sale of us, merger or a sale of our assets, or other strategic transaction. We have engaged an investment banker to act as its financial advisor in connection with this review. There can be no assurance that this process will result in us pursuing any particular transaction or other strategic outcome or as to the terms or timing of any potential transaction.

We are currently engaged in preliminary discussions with a small number of private companies and other counterparties regarding potential “reverse merger” and “take-private” transactions. Any such completed transaction would have a dramatic impact on Marin stockholders. Given the preliminary stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. For any such potential transaction to progress, substantial due diligence by all involved parties would be need to be conducted, as well as agreement of transaction terms, negotiation and approval of transaction documents and the satisfaction of applicable closing conditions. Any such process would be time-consuming and expensive and there can be no assurance that any of the above potential transactions or any other transaction will ultimately be successful.

If we are unable to complete a satisfactory transaction soon, it will be necessary to seek additional financing or pursue a dissolution and liquidation in the near future, where holders of our common stock may receive little or no recovery for their shares of common stock. Even if we do complete a satisfactory strategic transaction, our stockholders may not recognize any return on their investment in shares of our common stock. In parallel, we are also preparing for a potential statutory dissolution under the Delaware General Corporate Law and liquidation in the event we cannot raise additional capital or complete a strategic transaction in the near future, and we have engaged advisors to help us prepare for a potential dissolution and liquidation.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(3,305)	$(7,743)
Net cash used in investing activities	-	(1,157)
Net cash provided by (used in) financing activities	(97)	(86)
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	5
Net decrease in cash and cash equivalents	$(3,421)	$(8,981)

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

Cash used in operating activities for the six months ended June 30, 2024 of $3.3 million was primarily the result of a net loss of $4.4 million, adjusted for non-cash (income) expenses of $1.7 million, primarily consisting of depreciation and amortization, stock-based compensation expense and provision for credit losses and a $0.6 million net change in working capital items. These items consisted most notably of a decrease in accounts receivable of $0.3 million due to the decrease in revenue and the timing of related collections, a decrease in prepaid expenses and other assets (both current and non-current) of $0.3 million due to the timing of related disbursements, a net decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.4 million due primarily to the timing of related disbursements, and a decrease to operating lease liabilities of $0.8 million.

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

Investing Activities

Cash used in investing activities for the six months ended June 30, 2023 was related to capitalized internally developed software costs.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2024 and 2023 was primarily related to employees' taxes paid for withheld shares upon the settlement of equity awards.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the six months ended June 30, 2024 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2023 filed with the SEC on February 23, 2024, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Critical Accounting Policies and Significant Judgments and Estimates

During the six months ended June 30, 2024, we analyzed whether our internally developed software still met the definition of an asset and concluded that due to fact that the internally developed software does not have a future economic benefit to us, based on its negative cash flows, it no longer meets the definition of an asset. Additionally, as the internally developed software no longer meets the definition of an asset, the development costs related to internally developed software will no longer be capitalized as these development costs are considered to be unrecoverable. Instead, all development costs related to the internally developed software will be expensed as incurred.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the six months ended June 30, 2024 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year 2023 filed with the SEC on February 23, 2024.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2024, due to the material weakness described below.

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

Remediation Efforts to Address the Material Weakness in Internal Control Over Financial Reporting

In order to remediate the material weakness relating to management’s review of the long-lived asset impairment analysis, management is taking remediation action by incorporating a review step to ensure all outliers identified through the review of the long-lived asset impairment analysis pursuant to ASC 360, Property, Plant, and Equipment, which has been implemented in the six months ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the control identified above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMARY OF RISK FACTORS

Risks Related to our Financial Condition and Future Operating Results

•
Our history of recurring losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern unless we can increase our revenue, further reduce our expenses or raise additional capital to meet our obligations in the near term.
•
There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing and may require us to pursue a dissolution and liquidation.
•
If we do not complete a strategic transaction, or do not receive sufficient financing from our existing “at-the-market” common stock offering facility or through any other financing, we are highly likely to pursue dissolution and liquidation.
•
Our future results of operations may be affected by uncertainty regarding our future prospects.
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
•
Our ability sustain and grow our business depends in part on the success of our relationships with advertising agencies and our strategic relationships with third parties. We have recognized a significant percentage of our revenue during recent periods from our strategic relationship with Google, and any adverse change in such relationship would have a material adverse effect on our results of operations and business.
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
•
If we are unable to maintain or expand our sales and marketing capabilities, we may not be able to generate anticipated revenue.
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

RISK FACTORS

Risks Related to our Financial Condition and Future Operating Results

Our history of recurring losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern unless we can increase our revenue, further reduce our expenses or raise additional capital to meet our obligations in the near term.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $4.4 million during the six months ended June 30, 2024, as well as net losses of $21.9 million and $18.2 million during the years ended December 31, 2023 and 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $348.7 million and cash and cash equivalents of $7.9 million. The losses and accumulated deficit were due largely to declining revenue and the investments we have made to attempt to grow our business and acquire customers. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future. Our revenue have decreased over the last several years, decreasing from $24.4 million in 2021, $20.0 million in 2022, to $17.7 million in 2023. Historically, we have relied primarily on the sale of our capital stock to fund operating activities.

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

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing and may require us to pursue a dissolution and liquidation.

Our ability to continue as a going concern is substantially dependent upon our ability to improve customer retention rates, increase new bookings and manage our cash flows. To achieve this, we plan to attempt to increase our market share for our current services through sales and marketing efforts, continue development of new platform features and deliver efficient service to customers, which may require additional capital and expenditures, which may be difficult, especially considering our financial condition and recent results of operations and if general macroeconomic conditions worsen.

We intend to continue to make investments to sustain and grow our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform and improve our operating infrastructure, and engage in equity or debt financing to secure additional funds. If we raise additional funds through further issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution.

Due to the fact that we have not yet been able to obtain sufficient funding to sustain operations or realize a net positive cash flow, our management and board of directors have determined that it is in the best interests of our stockholders to seek strategic alternatives. As part of this process, we are considering a wide range of options with a focus on maximizing stockholder value, including a potential sale of assets of the company, a sale of all of the Company, a merger or other strategic transaction. We have engaged an investment banker to act as our financial advisor in connection with this review. There can be no assurance that this process will result in the Company pursuing any particular transaction or other strategic outcome or as to the terms or timing of any potential transaction.

We are currently engaged in preliminary discussions with a small number of private companies and other counterparties regarding potential “reverse merger” and “take-private” transactions. Any such completed transaction would have a dramatic impact on Marin stockholders. Given the preliminary stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. For any such potential transaction to progress, substantial due diligence by all involved parties would be need to be conducted, as well as agreement of transaction terms, negotiation and approval of transaction documents and the satisfaction of applicable closing conditions. Any such process would be time-consuming and expensive and there can be no assurance that any of the above potential transactions or any other transaction will ultimately be successful.

If we are unable to complete a satisfactory transaction soon, it will be necessary to seek additional financing or pursue a dissolution and liquidation in the near future, where holders of our common stock may receive little or no recovery for their shares of common stock. Even if we do complete a satisfactory strategic transaction, our stockholders may not recognize any return on their investment in shares of our common stock. In parallel, we are also preparing for a potential statutory dissolution under the Delaware General Corporate Law and liquidation in the event we cannot raise additional capital or complete a strategic transaction in the near future, and we have engaged advisors to help us prepare for a potential dissolution and liquidation.

If we do not complete a strategic transaction, or do not receive sufficient financing from our existing “at-the-market” common stock offering facility or through any other financing, we are highly likely to pursue dissolution and liquidation.

If we do not complete a strategic transaction or receive sufficient financing from our existing at-the-market securities offering facility or any other financing in the near future, it is highly likely that we will pursue a statutory dissolution under the Delaware General Corporate Law and liquidation. We are currently preparing for a potential dissolution and liquidation in the event we cannot raise additional capital or complete a strategic transaction, and we have engaged advisors in connection therewith. In the event of a dissolution and liquidation, our stockholders would likely lose most or all of their investment in us.

Our future results of operations may be affected by uncertainty regarding our future prospects.

Given uncertainty regarding our future prospects, our future results of operations may be adversely affected if customers, potential customers, suppliers, partners or employees become increasingly concerned about our financial condition and do not enter into or new continuing relationships with us or resign from their employment with the Company.

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

We intend to continue to make investments to sustain and grow our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform and improve our operating infrastructure. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through further issuance of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, during the year ended December 31, 2021, we sold 0.8 million shares of our common stock (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024) under equity distribution agreements with Citizens JMP and received proceeds of approximately $41.7 million, net of offering costs of $1.5 million, at a weighted average sales price of $47.09 per share (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024). The 0.8 million shares of our common stock that we issued under the equity distribution agreements during 2021 increased the number of outstanding shares of our common stock by approximately 57%, resulting in dilution to the percentage ownership of our previously existing stockholders. Additionally, during the year ended December 31, 2022, we sold 0.2 million shares of our common stock (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024) under a new equity distribution agreement with Citizens JMP for the sale of up to $50.0 million of new securities in an

“at-the-market” common stock offering facility and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $7.98 per share (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024). In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current “at-the-market” securities offering facility from $50.0 million to approximately $22.8 million based on our market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021. We cannot provide any assurance that we will be able to raise any additional financing under this facility. This facility is scheduled to expire on August 18, 2024.

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

Our usage-based pricing model makes it difficult to forecast revenue from our current customers and future prospects.

We primarily have a usage-based pricing model in which most of our fees are calculated as a percentage of customers’ advertising spend managed on our platform. This pricing model makes it difficult to accurately forecast revenue because our customers’ advertising spend managed by our platform may vary from month to month based on the variety of industries in which our advertisers operate, the seasonality of those industries and fluctuations in our customers’ advertising budgets or other factors. The market for digital advertising may be adversely affected by adverse market conditions, including inflation or any general economic weakening, which has in the past caused some advertisers to, and may in the future lead advertisers to, reduce the amount of their digital advertising spend. Our subscription contracts with our direct advertiser customers generally contain a minimum monthly platform fee, which is generally greater than one-half of our estimated monthly revenue from the customer at the time the contract is signed, and, as a result, the minimum monthly platform fee may not be a good indicator of our revenue from that customer. In addition, advertisers that use our platform through our agency customers typically do not have a minimum monthly spend amount or a minimum term during which they must use our platform, and as a result, our ability to forecast revenue from these advertisers is difficult. If we incorrectly forecast revenue for these advertisers and the amount of revenue is less than projections we provide to investors, the price of our common stock could decline substantially. Additionally, if we overestimate usage, we may incur additional expenses in adding infrastructure, without a commensurate increase in revenue, which would harm our gross margins and other operating results.

We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as indicative of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock could decline substantially.

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
•
customers delaying purchasing decisions in anticipation of new releases by us or of new products by our competitors or concerns about our future prospects;
•
any termination or adverse changes in the Google Revenue Share Agreement, or any changes in any other current or future strategic agreements with publishers;
•
any disruptions in our business resulting from concerns about our future prospects or other departures of employees or restructurings of our teams or personnel;

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

Based upon all of the factors described above, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our operating results may from time to time fall below our estimates or the expectations of public market analysts and investors.

Risks Related to our Business and Market

If the market for digital advertising slows or declines, our business, growth prospects, and financial condition would be adversely affected.

Our ability to grow or sustain our business could be constrained by the level of acceptance and expansion of emerging cloud-based advertising channels, as well as the continued use and growth of existing channels, such as search and social advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the advertising cloud solutions market or the entry of competitive solutions. The market for digital advertising may be adversely affected by adverse market conditions, including inflation or the effects of any general economic weakening, which caused some advertisers to, and may continue to lead advertisers to, reduce the amount of their digital advertising spend. Any expansion of the market for advertising cloud solutions depends on a number of factors, including growth of the cloud-based advertising market, growth of social and mobile as advertising channels and the cost, performance and perceived value associated with advertising cloud solutions, as well as the ability of cloud computing companies to address security and privacy concerns. Further, the cloud computing market is less developed in many jurisdictions outside the U.S. If we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing as a whole, including our applications, may be negatively affected.

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

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising platform solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing cross-channel, cross-device, enterprise marketing software platform and to continually introduce or acquire new features that are in demand by the market we serve. We also must update our software to reflect changes in publishers’ application programming interfaces, or APIs, and terms of use. We have deployed our latest platform, MarinOne, and are in the process of deploying new features and services, including Marin budget pacing and dynamic allocation tools. In connection with the restructuring plan that we commenced in July 2023, we are focusing our business and product development efforts in more specific projects and initiatives. The success of these projects or any other enhancement or new solution depends on several factors, including timely completion, adequate quality testing, effective migration of existing customers with minimal disruption and appropriate introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely manner, may contain defects, may be more costly to compete than we anticipate or may not achieve the broad market acceptance necessary to generate significant revenue. Our ability to develop new products and features successfully and on a timely basis may be adversely affected by the restructuring plan that we commenced in July 2023. If we are unable to upgrade our software platform and features effectively or in a timely manner, or to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement with Google. We entered into our original revenue share agreement with Google in December 2018 for a three-year term that ran from October 1, 2018 until September 30, 2021. We entered into a new revenue share agreement with Google in September 2021 for a three-year term scheduled to run from October 1, 2021 until September 30, 2024. Under these Google Revenue Share Agreements, we have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the years ended December 31, 2023 and 2022, we recognized revenue of $7.2 million, respectively, from the applicable Google Revenue Share Agreement. Google has the right to terminate our current Google Revenue Share Agreement in certain circumstances and the agreement requires us to make minimum investments in product development. On July 24, 2024, we entered into a Search Ads Innovation Agreement with Google for us to continue to develop its search advertising platforms, products and expertise. The Search Ads Innovation Agreement has a scheduled three-year term that will take effect as of October 1, 2024, after the scheduled expiration of the Google Revenue Share Agreement on September 30, 2024, and is substantially similar to the Google Revenue Share Agreement, including the same minimum quarterly payments. Any termination or amendment of either of these agreements with Google, or any failure of us to comply with the terms of either agreement, would have a material adverse effect on our results of operations.

Our ability to sustain and grow our business depends in part on the success of our relationships with advertising agencies and our strategic relationships with third parties.

Our ability to sustain and grow our business will depend, in part, on our ability to enter into successful relationships with advertising agencies. Identifying agencies and negotiating and documenting relationships with them requires significant time and resources. These relationships may not result in additional customers or enable us to generate significant revenue. Our contracts for these relationships are typically non-exclusive and do not prohibit the agency from working with our competitors or from offering competing services. Frequently, these agencies do in fact work with our competitors and compete with us. In addition, we often work with, or seek to work with, high-profile brands directly. This may not be possible where, for example, those brands obtain advertising services exclusively or primarily from advertising agencies.

We generally bill agencies for their customers’ use of our platform, but in most cases the agency’s customer has no direct contractual commitment to make payment to us. Furthermore, some of these agency contracts include provisions whereby the agency is not liable for making payment to us for our subscription services if the agency does not receive a corresponding payment from its client on whose behalf the subscription services were rendered. These provisions may result in longer collections periods or our inability to collect payment for some of our subscription services. If we are unsuccessful in establishing or maintaining our relationships with these agencies on commercially reasonable terms, or if these relationships are not profitable for us, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer.

Our ability to sustain and grow our business will also depend, in part, on our ability to enter-into and retain successful strategic relationships with third-parties. For example, we are seeking to establish relationships with third-parties to develop integrations with complementary technology and content. These relationships may not result in additional customers or enable us to generate significant revenue. For example, we have entered into Revenue Share Agreements with Google pursuant to which we are or have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. Identifying partners and negotiating and documenting relationships with them require significant time and resources. Our contracts for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer.

We may not be able to compete successfully against current and future competitors.

The overall market for advertising cloud solutions is rapidly evolving, highly competitive, complex, fragmented, and subject to changing technology and shifting customer needs. We face significant competition in this market and we expect competition to intensify in the future. We currently compete with large, well-established public companies, such as Adobe Systems Incorporated and Google Inc., and privately held companies, such as Skai.io. We also compete with channel-specific offerings, in-house proprietary tools, tools from publishers and custom solutions, including spreadsheets. We believe that our most significant competition comes from the SA360 product that is offered by Google and from other digital ad management tools offered by Google and other publishers. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

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

In order for us to improve our operating results, it is important that our customers continue to manage their advertising spend on our platform, increase their usage and also purchase additional solutions from us. In the case of our direct advertiser customers, we offer our solutions primarily through subscription contracts and generally bill customers over the related subscription period, which is generally one year or longer. During the term of their contracts, our direct advertiser customers generally have no obligation to maintain or increase their advertising spend on our platform beyond a specified minimum monthly platform fee, which is typically set at the time the contract is signed and is generally greater than half of the monthly amount we anticipate the customer will spend. Our direct advertiser customers generally have no renewal obligation after the initial or then-current renewal subscription period expires, and even if customers renew contracts, they may decrease the level of their digital advertising spend managed through our platform, resulting in lower revenue from that customer. Some customers, including some of our largest customers, have contractual rights to terminate their agreements with us in some circumstances. Advertisers that we serve through our arrangements with our advertising agencies generally do not have any contractual commitment to use our platform. Our customers’ usage may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our platform and our customer support, the frequency and severity of outages, the pricing of our, or competing, solutions, the effects of global economic conditions and reductions in spending levels or changes in our customers’ strategies regarding digital advertising. We may not be able to accurately predict future usage trends. If our customers renew on less favorable terms or reduce their advertising spend on our platform, our revenue may grow more slowly than expected or decline.

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

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced employee attrition and have conducted restructuring actions. In July 2023, we commenced a global reduction-in-force and other restructuring actions designed to reduce our expenses. In connection with the 2023 Restructuring Plan, described in Note 1 of our Condensed Consolidated Financial Statements, under the heading “Liquidity and Going Concern.” We substantially completed the 2023 Restructuring Plan by the fourth quarter of 2023. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions, any future restructuring actions or employee attrition resulting from concerns about our future prospects or other reasons could have an adverse effect on our business as a result of operational and administrative inefficiencies and added costs, decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, which could adversely affect our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

Our operating results may be negatively affected if we are unable to recoup our upfront costs for onboarding new advertisers to our platform. Upfront costs when adding new advertisers generally include sales commissions for our sales force, expenses associated with entering customer data into our platform and other implementation-related costs. Because our customers, including direct advertisers and agencies, are billed over the term of the contract, if new customers sign contracts with short initial subscription periods and do not renew their subscriptions, or otherwise do not continue to use our platform to a level that generates revenue in excess of our upfront expenses, our operating results could be negatively impacted. In cases in which the implementation process is particularly complex, the revenue resulting from the customer under our contract may not cover the upfront investment; therefore, if a significant number of these customers do not renew their contracts, it could negatively affect our operating results. In addition, because we capitalize certain upfront costs to obtain and fulfill contracts under authoritative accounting guidance, we could be required to record impairment expense for these upfront costs if the estimated revenue for these contracts is not realized.

Because we generally bill our customers over the term of the contract, near term decline in new or renewed subscriptions may not be reflected immediately in our operating results.

Most of our revenue in each quarter are derived from contracts entered into with our customers during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. In addition, we may be unable to adjust our cost structure rapidly, or at all, to take account of reduced revenue. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new customers must be earned over the applicable subscription term based on the value of their monthly advertising spend.

We have been dependent on our customers’ use of search advertising. Any decrease in the use of search advertising or our inability to further penetrate social and eCommerce advertising channels would harm our business, growth prospects, operating results and financial condition.

Historically, our customers have primarily used our solutions for managing their search advertising, including mobile search advertising, and the substantial majority of our revenue is derived from advertisers that use our platform to manage their search advertising. We expect that search advertising will continue to be the primary channel used by our customers for the foreseeable future. Should our customers lose confidence in the value or effectiveness of search advertising, or if search advertising growth moderates or declines, the demand for our solutions may decline, and it may negatively impact our revenue. In addition, our failure to achieve market acceptance of our solution for the management of social and eCommerce advertising spend would harm our growth prospects, operating results and financial condition.

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

We primarily derive our revenue from a single software platform and any factor adversely affecting subscriptions to our platform could harm our business and operating results.

We primarily derive our revenue from sales of a single software platform. As such, any factor adversely affecting subscriptions to our platform, including product release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could harm our business and operating results.

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

Any changes in service levels at the facility or any errors, defects, disruptions or other performance problems at or related to the facility that affect our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, subject us to potential liability, or result in reduced usage of our platform. In addition, some of our customer contracts require us to issue credits for downtime in excess of certain levels and in some instances give our customers the ability to terminate their subscriptions.

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

The amount of infrastructure needed to support our customers is based on our estimates of anticipated usage. If we were to experience unforeseen increases in usage, we could be required to increase our infrastructure investments resulting in increased costs or reduced gross margins, and if we do not accurately predict our infrastructure capacity requirements, our customers could experience service outages that may subject us to financial penalties and liabilities and result in customer losses. If our hosting infrastructure capacity fails to keep pace with sales, customers may experience service interruptions or slower system performance, which could harm our reputation and adversely affect our revenue growth. As customers use our software platform for more complicated tasks, we will need to devote resources to improve our application architecture and our infrastructure in order to maintain the performance of our software platform. We may need to incur additional costs to upgrade or expand our computer systems and architecture if our systems cannot handle current or higher volumes of usage. In addition, increasing our systems and infrastructure in advance of new customers would cause us to have increased cost of revenue, which can adversely affect our gross margins until we increase revenue that are spread over the increased costs.

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

Additionally, large customers may request or require specific features or functions unique to their particular business processes, which increase our upfront investment in sales and deployment efforts and the revenue resulting from the customers under our typical contract length may not cover the upfront investments. If prospective large customers require specific features or functions that we do not offer, then the market for our solution will be more limited and our business could suffer. In addition, supporting large customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. If we are unable to address the needs of these customers in a timely fashion or further develop and enhance our solution, these customers may not renew their subscriptions, seek to terminate their relationship with us, renew on less favorable terms, or reduce their advertising spend on our platform. If any of these were to occur, our revenue may decline and our operating results could be adversely affected.

If we are unable to maintain our sales and marketing capabilities, we may not be able to generate anticipated revenue.

Increasing our customer base and achieving broader market acceptance of our software platform will depend to an extent on our ability to maintain our sales and marketing operations and activities. We are substantially dependent on our sales force to obtain new customers and our marketing organization to generate a sufficient pipeline of qualified sales leads; however, we restructured our sales team in 2023 in order to decrease our expenses, which may make our sales and marketing activities more challenging. Additionally, our solutions require a sophisticated sales force with specific sales skills and technical knowledge. Competition for qualified sales personnel is intense, and we may not be able to retain our existing sales personnel or attract, integrate, train or retain sufficient highly qualified sales personnel. In addition, we may need to invest in lead generation activities to develop our pipeline of qualified opportunities for our sales force, which could increase our marketing expenses. If our lead generation activities do not increase our pipeline or if our sales force is unable to close opportunities at a high rate, then we may not generate an increase in revenue.

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

We offer technical support services with our solutions and may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict customer demand for technical support services and if customer demand increases significantly, we may be unable to provide satisfactory support services to our customers. Additionally, increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results.

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

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective protection of our intellectual property may not be available to us in every country in which our solutions are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole primary business is to assert such claims. We have received in the past, and expect to receive in the future, notices that claim we or our customers using our solutions have misappropriated or misused other parties’ intellectual property rights. If we are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources. We do not currently have an extensive patent portfolio of our own, which may limit the defenses available to us in any such litigation.

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

Because our long-term success depends, in part, on our ability to expand our sales to customers outside the U.S., our business will be susceptible to risks associated with international operations.

We currently have personnel and/or customers in China, England, France, Ireland, Japan and Singapore, as well as the U.S. Due to our international exposure, our business is susceptible to risks associated with international operations. Managing our business and operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. In 2020, we restructured our international corporate structure to address changes in international tax laws and regulations, and completion of such restructuring may cause us to incur some additional expense. The risks and challenges associated with international expansion include:

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

We currently have foreign sales denominated in Australian Dollars, British Pound Sterling, Chinese Yuan, Euros, Japanese Yen and Singaporean Dollars. In addition, we incur a portion of our operating expenses in currencies other than the U.S. Dollar. We face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, the continued uncertainty around the full impact of Brexit and the exact trade arrangements upon exit has adversely impacted global markets, including currencies, and resulted in a decline and volatility in the value of the British Pound Sterling and the Euro, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates and global financial markets may continue due to a number of factors, including political and economic uncertainty. If the U.S. Dollar strengthens relative to foreign currencies, as it has from time to time in the past, our non-U.S. revenue would be adversely affected. Conversely, a decline in the U.S. Dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. Dollars. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency-denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

The General Data Protection Regulation, or the GDPR, is applicable in all European Union member states and prescribes data protection requirements in the European Union and substantial fines for non-compliance. We make use of model contractual clauses approved by the European Commission in relation to the transfer of personal data from the European Union to the U.S. The European Commission’s model contractual clauses are subject to changes and legal challenges in the European Union, however, and it is unclear whether these will continue serve as appropriate means for us to transfer personal data from the European Union to the U.S. Some features of our subscription services use cookies, which trigger the data protection requirements of certain foreign jurisdictions, such as the GDPR and the EU ePrivacy Directive. In addition, our services collect data about visitors’ interactions with our advertiser clients that may be subject to regulation under current or future laws or regulations. If our privacy or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, audits or other liabilities in such jurisdictions, or our advertisers may terminate their relationships with us. In addition, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, clients, or partners outside the U.S. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results if foreign clients and partners are not able to lawfully transfer data to us.

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

Our revenue may be adversely affected if we are required to charge sales taxes in additional jurisdictions or other taxes for our solutions.

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018), The Nasdaq Global Market (from June 20, 2018 through October 24, 2023) and The Nasdaq Capital Market (from October 25, 2023 to the date of this filing) has been volatile. From January 1, 2024 through July 26, 2024, the closing sales price of our common stock on the Nasdaq Capital Market ranged from $1.68 to $3.90 per share (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024). Factors that may affect the market price of our common stock include:

•
variations in, or forward-looking guidance regarding, our revenue, gross margin, operating results, free cash flow, loss per share, revenue retention rates, annualized advertising spend on our platform, adjusted EBITDA and how these results compare to analyst and investor expectations;
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

Under this shelf registration statement, during the year ended December 31, 2022, we sold 0.2 million shares of our common stock (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024) under an equity distribution agreement with Citizens JMP for the sale of up to $50.0 million of new securities in an “at-the-market” common stock offering facility and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $7.98 per share (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024). In accordance with the SEC’s Instruction I.B.6 of Registration Statement on Form S-3, we adjusted the maximum aggregate market value of the securities that may be sold pursuant to this current “at-the-market” securities offering facility from $50.0 million to approximately $22.8 million based on our market capitalization on the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021.

Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to Citizens JMP at any time throughout the term of the equity distribution agreement. We currently intend to immediately deliver a placement notice to Citizens JMP to raise additional capital. The number of shares that are sold by Citizens JMP after delivering a placement notice will fluctuate based on the market price of the common stock during the sales period and limits we set with Citizens JMP. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued.

We cannot provide any assurance that we will be able to raise any additional financing under this facility. Our ability to raise any additional financing under this facility would be materially adversely affected if our common stock is delisted from Nasdaq. This facility is scheduled to expire on August 18, 2024.

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

General Risk Factor

Our reported financial results may be adversely affected by changes in GAAP.

GAAP are subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1	Search Ads Innovation Agreement, dated July 24, 2024, between Google LLC and Marin	8-K	001-35838	7/29/2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

MARIN SOFTWARE INCORPORATED

Dated: August 1, 2024	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2024	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)