Form 10-Q
period 2024-09-30
MARIN SOFTWARE INC
filed 2024-11-12
CIK 1389002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 3,143,449 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Marin Software Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value)

	At September 30,	At December 31,
	2024	2023*
Assets
Current assets:
Cash and cash equivalents	$5,588	$11,363
Accounts receivable, net	3,661	3,864
Prepaid expenses and other current assets	1,479	1,548
Total current assets	10,728	16,775
Property and equipment, net	115	120
Right-of-use assets, operating leases	819	1,912
Other non-current assets	518	508
Total assets	$12,180	$19,315
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$579	$664
Accrued expenses and other current liabilities	2,089	2,099
Operating lease liabilities	819	1,518
Total current liabilities	3,487	4,281
Operating lease liabilities, non-current	—	394
Other long-term liabilities	1,015	1,001
Total liabilities	4,502	5,676
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value - 10,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value - 47,619 shares authorized, 3,143 and 3,011 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	359,718	358,884
Accumulated deficit	(351,006)	(344,251)
Accumulated other comprehensive loss	(1,037)	(997)
Total stockholders’ equity	7,678	13,639
Total liabilities and stockholders’ equity	$12,180	$19,315

*Derived from the Company’s audited consolidated financial statements as of December 31, 2023.

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net	$4,282	$4,438	$12,358	$13,381
Cost of revenue	1,703	3,087	5,136	9,501
Gross profit	2,579	1,351	7,222	3,880
Operating expenses
Sales and marketing	1,091	1,482	3,384	5,442
Research and development	1,760	2,860	5,440	8,599
General and administrative	1,860	2,119	5,144	6,897
Total operating expenses	4,711	6,461	13,968	20,938
Loss from operations	(2,132)	(5,110)	(6,746)	(17,058)
Other income (expense), net	(176)	158	66	598
Loss before income taxes	(2,308)	(4,952)	(6,680)	(16,460)
Provision for income taxes	18	2	75	194
Net loss	(2,326)	(4,954)	(6,755)	(16,654)
Foreign currency translation adjustments	(45)	25	(40)	1
Comprehensive loss	$(2,371)	$(4,929)	$(6,795)	$(16,653)
Net loss per share, basic and diluted (Note 7)	$(0.74)	$(1.66)	$(2.19)	$(5.70)
Weighted-average shares outstanding, basic and diluted	3,135	2,985	3,089	2,920

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(in thousands)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Par value	capital	deficit	loss	equity
Balances at June 30, 2024	3,129	$3	$359,528	$(348,680)	$(992)	$9,859
Issuance of common stock from vesting of restricted stock units (Note 4)	14	—	—	—	—	—
Tax withholding from vesting of restricted stock units	—	—	(23)	—	—	(23)
Stock-based compensation expense	—	—	213	—	—	213
Net loss	—	—	—	(2,326)	—	(2,326)
Foreign currency translation adjustments	—	—	—	—	(45)	(45)
Balances at September 30, 2024	3,143	$3	$359,718	$(351,006)	$(1,037)	$7,678

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Par value	capital	deficit	loss	equity
Balances at June 30, 2023	2,953	$3	$358,274	$(334,034)	$(989)	$23,254
Issuance of common stock from vesting of restricted stock units (Note 4)	53	—	—	—	—	—
Tax withholding from vesting of restricted stock units	—	—	(126)	—	—	(126)
Stock-based compensation expense	—	—	319	—	—	319
Net loss	—	—	—	(4,954)	—	(4,954)
Foreign currency translation adjustments	—	—	—	—	25	25
Balances at September 30, 2023	3,006	$3	$358,467	$(338,988)	$(964)	$18,518

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Par value	capital	deficit	loss	equity
Balances at December 31, 2023	3,011	$3	$358,884	$(344,251)	$(997)	$13,639
Issuance of common stock from vesting of restricted stock units (Note 4)	132	—	—	—	—	—
Tax withholding from vesting of restricted stock units	—	—	(123)	—	—	(123)
Stock-based compensation expense	—	—	957	—	—	957
Net loss	—	—	—	(6,755)	—	(6,755)
Foreign currency translation adjustments	—	—	—	—	(40)	(40)
Balances at September 30, 2024	3,143	$3	$359,718	$(351,006)	$(1,037)	$7,678

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Par value	capital	deficit	loss	equity

Balances at December 31, 2022	2,871	$3	$356,010	$(322,334)	$(965)	$32,714
Issuance of common stock from vesting of restricted stock units (Note 4)	133	—	1	—	—	1
Issuance of common stock under employee stock purchase plan	2	—	6	—	—	6
Tax withholding from vesting of restricted stock units	—	—	(231)	—	—	(231)
Stock-based compensation expense	—	—	2,681	—	—	2,681
Net loss	—	—	—	(16,654)	—	(16,654)
Foreign currency translation adjustments	—	—	—	—	1	1
Balances at September 30, 2023	3,006	$3	$358,467	$(338,988)	$(964)	$18,518

See accompanying notes to the condensed consolidated financial statements.

Marin Software Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(6,755)	$(16,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	5	17
Amortization of internally developed software	—	1,278
Amortization of right-of-use assets	1,165	1,162
Amortization of deferred costs to obtain and fulfill contracts	267	277
Loss on disposals of property and equipment	—	2
Unrealized foreign currency losses	199	43
Stock-based compensation related to equity awards	957	2,594
Provision for credit losses	(7)	(388)
Deferred income tax benefits	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	113	872
Prepaid expenses and other assets	(235)	345
Accounts payable	(102)	21
Accrued expenses and other liabilities	(85)	(1,041)
Operating lease liabilities	(1,165)	(1,162)
Net cash used in operating activities	(5,646)	(12,634)
Investing activities:
Capitalization of internally developed software	—	(1,511)
Net cash used in investing activities	—	(1,511)
Financing activities:
Employee taxes paid for withheld shares upon equity award settlement	(116)	(199)
Proceeds from employee stock purchase plan, net	—	(3)
Net cash used in financing activities	(116)	(202)
Effect of foreign exchange rate changes on cash and cash equivalents	(13)	(13)
Net decrease in cash and cash equivalents	(5,775)	(14,360)
Cash and cash equivalents:
Beginning of period	11,363	27,957
End of the period	$5,588	$13,597

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring items, considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for other interim periods or future years.

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

Liquidity and Going Concern

The Company has incurred significant losses in each fiscal year since its incorporation in 2006. The Company incurred a net loss of $6,755 for the nine months ended September 30, 2024 and a net loss of $21,917 for the year ended December 31, 2023. As of September 30, 2024, the Company had cash and cash equivalents of $5,588 and an accumulated deficit of $351,006. Historically, the Company has relied primarily on the sale of its capital stock to fund operating activities. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future.

In October 2024, the Company commenced the implementation of an organizational restructuring and reduction-in-force plan to reduce the Company’s operating costs (the “2024 Restructuring Plan”), which is expected to reduce the Company’s global employees by approximately 27 employees, representing approximately 26% of the Company’s total headcount as of September 30, 2024. The Company estimates that it will incur between approximately $600 and $800 of cash expenditures during the three months ended December 31, 2024 in connection with the 2024 Restructuring Plan, substantially all of which relates to severance costs, and the Company expects to substantially complete the 2024 Restructuring Plan in the same period. No costs were incurred related to the 2024 Restructuring Plan during the nine months ended September 30, 2024.

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

The Company’s ability to achieve its business objectives, and to continue to meet its obligations, is dependent upon maintaining a certain level of liquidity, which is impacted by several factors, such as its ability to manage its cash flows, including the effectiveness of the 2024 Restructuring Plan, its ability to maintain its strategic partnerships, its ability to increase new bookings, the extent of customer acceptance, retention and use of its MarinOne platform, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although the Company has pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Failure to manage its cash flows, increase new bookings, improve customer retention rates, or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Based on the funds the Company has available as of the date of the filing of this Quarterly Report on Form 10-Q and its history of recurring losses and negative operating cash flows, there is substantial doubt raised about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is substantially dependent upon its ability to achieve its intended business objectives. If the Company is unable to achieve its intended business objectives, it is probable that the Company may be required to initiate further headcount reductions and other cost savings activities, extend payment terms with suppliers, liquidate assets where possible, or wind-up operations. These actions could materially impact the Company’s business, results of operations and future prospects. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the filing date of the accompanying condensed consolidated financial statements.

Due to the fact that the Company has not yet been able to obtain sufficient funding to sustain operations or realize a net positive cash flow, the Company’s management and board of directors have determined that it is in the best interests of the Company’s stockholders to seek strategic alternatives. As part of this process, the Company is exploring a variety of options with a focus on maximizing stockholder value, including a potential sale of the Company, a reverse merger, or a sale of assets of the Company or other strategic transaction. The Company has been working with an investment banker to act as its financial advisor in connection with this review and similar matters. There can be no assurance that this process will result in the Company pursuing any particular transaction or other strategic outcome or as to the terms or timing of any potential transaction.

The Company is exploring a potential “reverse merger” and other corporate transactions. Any such completed transaction would have a dramatic impact on Marin stockholders. Given the preliminary stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. For any such potential transaction to progress, substantial due diligence by all involved parties would need to be conducted, as well as agreement of transaction terms, negotiation and approval of transaction documents and the satisfaction of applicable closing conditions, including in some cases preparation and public filing of required disclosure documents related to any proposed reverse merger party and stockholder approval. Any such process would be time-consuming and expensive. There can be no assurance that any transaction will ultimately be successful.

If the Company is unable to complete a satisfactory transaction soon, it will be necessary to seek additional financing or pursue a dissolution and liquidation in the near future, where holders of the Company’s common stock may receive little or no recovery for their shares of common stock. Even if the Company does complete a satisfactory strategic transaction, the Company’s stockholders may not recognize any return on their investment in shares of our common stock. In parallel, the Company is also preparing for a potential statutory dissolution under the Delaware General Corporate Law and liquidation in the event the Company cannot raise additional capital or complete a strategic transaction in the near future, and the Company has engaged advisors to help it prepare for a potential dissolution and liquidation.

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

Restructuring Activities

2023 Restructuring Plan

During the three months ended September 30, 2023, the Company commenced the 2023 Restructuring Plan, which included a global reduction-in-force and other cost saving actions to reduce its operating costs, resulting in the reduction of the Company’s global workforce by 56 full-time employees and 14 full-time equivalent contractors, reducing its total full-time-equivalent employee and contractor workforce by approximately 36% from 195 as of June 30, 2023 to 125 as of September 30, 2023. The remainder of workforce reductions related to the 2023 Restructuring Plan were completed in the fourth quarter of 2023. During the three months ended September 30, 2023, the Company recorded $1,797 of restructuring-related expenses in connection with the 2023 Restructuring Plan in the accompanying condensed consolidated statements of comprehensive loss, of which $815 was included in research and development, $671 was included in cost of revenues, $189 was included in general and administrative and $122 was included in sales and marketing. There were no amounts accrued related to the 2023 Restructuring Plan as of December 31, 2023.

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

The activity in the Company’s allowance for credit losses for the nine months ended September 30, 2024 is summarized as follows (in thousands):

Total
Balance at December 31, 2023	$501
Current period provision for expected losses	(7)
Write-offs charged against allowance	(74)
Balance at September 30, 2024	$420

From time to time, the Company provides credits to customers that typically relate to customer disputes or billing adjustments and are recorded as a reduction of revenue. Reserves for these revenue credits are accounted for as variable consideration under authoritative revenue recognition guidance (see Note 2) and are estimated based on historical credit activity. As of September 30, 2024 and December 31, 2023, the Company recorded an allowance for potential customer credits in the amount of $17 and $12, respectively.

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

During the nine months ended September 30, 2024, the Company analyzed whether its internally developed software still met the definition of an asset, and concluded that due to the fact that the internally developed software does not have a future economic benefit to the Company, based on its negative cash flows, the internally developed software no longer meets the definition of an asset. Additionally, as the internally developed software no longer meets the definition of an asset, the development costs related to internally developed software will no longer be capitalized as these development costs are considered to be unrecoverable. Instead, all development costs related to the internally developed software will be expensed as incurred.

As of September 30, 2024 and December 31, 2023, there were no unamortized internally developed software costs, including construction in progress. During the nine months ended September 30, 2024, no amounts were capitalized or amortized relating to internally developed software as the development costs related to internally developed software in the period were considered unrecoverable. During the nine months ended September 30, 2023, the Company capitalized $1,511 of development costs related to internally developed software and amortized $1,278 related to internally developed software. Amortization of internally developed software is reflected in cost of revenue. Costs associated with minor enhancements and maintenance are expensed as incurred.

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

Expected future revenue for subscription services related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2024 were as follows:

Subscription Services Revenue
2024 (remaining three months)	$171
2025	401
Balance at September 30, 2024	$572

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

In September 2021, the Company entered into a revenue share agreement with Google, which had a scheduled three-year term that commenced on October 1, 2021 (the “Google Revenue Share Agreement”) and continued through September 30, 2024. Through this agreement, the Company was eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through the Company’s platform and in that the Company was required to reinvest a specified percentage of these revenue share payments in its search technology platform to drive innovation. In July 2024, the Company entered into a Search Ads Innovation Agreement with Google (the “Google Search Ads Innovation Agreement”), for the Company to continue to develop its search advertising platforms, products and expertise. The Google Search Ads Innovation Agreement has a scheduled three-year term that commenced on October 1, 2024, after the expiration of the Google Revenue Share Agreement on September 30, 2024, and is substantially similar to the prior Google Revenue Share Agreement, including the same minimum quarterly payments.

The Company evaluates the total amount of variable revenue share payments expected to be earned from the Google Revenue Share Agreement using the most likely method, as it believes this method represents the most appropriate estimate for this consideration, based on historical service trends, the individual contract considerations and the Company’s best judgment. The Company includes estimates of variable consideration in revenue only to the extent that it believes it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company recognized revenue from the Google Revenue Share Agreement of $1,788 and $5,363 for the three and nine months ended September 30, 2024 and 2023, respectively.

Disaggregation of Revenue

Revenue by geographic area, based on the billing location of the customer, was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States of America	$3,428	$3,550	$9,954	$10,729
United Kingdom	518	529	1,471	1,536
Other (1)	336	359	933	1,116
Total revenue, net	$4,282	$4,438	$12,358	$13,381

(1)
No individual country within the “Other” category accounted for 10% or more of total revenue for any period presented.

Advertisers from outside of the U.S. represented 20% of total revenue for the three and nine months ended September 30, 2024 and 2023.

Revenue by nature of services performed was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscriptions	$2,494	$2,650	$6,995	$8,023
Strategic agreements	1,788	1,788	5,363	5,358
Total revenue, net	$4,282	$4,438	$12,358	$13,381

The Google Revenue Share Agreement accounted for approximately 42% and 43% of the Company's total revenue for the three and nine months ended September 30, 2024, respectively, and 40% for both the three and nine months ended September 30, 2023. Additionally, one customer accounted for approximately 19% and 17% of total revenue for the three and nine months ended September 30, 2024, respectively, and two customers accounted for approximately 26% and 24% of total revenue for the three and nine months ended September 30, 2023, respectively. No additional customers accounted for more than 10% of total revenue for the three and nine months ended September 30, 2024 and 2023.

Contract Balances

Accounts Receivable, Net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoice amount, net of any allowances for credit losses and revenue credits. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. Included in accounts receivable, net, as of September 30, 2024 and December 31, 2023 were receivables of $1,788 related to the Google Revenue Share Agreement, which represented 49% and 46% of the balances, respectively. Additionally, one customer accounted for approximately 14% of accounts receivable, net, as of September 30, 2024. No additional customers accounted for more than 10% of accounts receivable, net, as of September 30, 2024.

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

The deferred costs to obtain and fulfill contracts are amortized over the expected period of benefit, which the Company has determined to be approximately 30 months. This expected period of benefit takes into consideration the duration of the Company’s customer contracts, historical contract renewal rates, the underlying technology and other factors. Amortization expense for deferred costs to obtain and fulfill contracts is included in sales and marketing expense and cost of sales, respectively, on the accompanying condensed consolidated statements of comprehensive loss. There were no impairment losses related to costs capitalized in the three or nine months ended September 30, 2024 and 2023.

The Company classifies deferred costs to obtain and fulfill contracts as current or non-current based on the timing of when the related amortization expense is expected to be recognized. The current portion of these deferred costs is included in prepaid expenses and other current assets, while the non-current portion is included in other non-current assets on the accompanying condensed consolidated balance sheets. Changes in the balances of deferred costs to obtain and fulfill contracts during the nine months ended September 30, 2024 were as follows:

	Deferred Costs to Obtain Contracts	Deferred Costs to Fulfill Contracts
Balances at December 31, 2023	$288	$98
Costs deferred	202	50
Amortization	(201)	(66)
Balances at September 30, 2024	$289	$82

3. Balance Sheet Components

The following table shows the components of property and equipment as of the dates presented:

		September 30,	December 31,
	Estimated Useful Life	2024	2023
Software, including internally developed software	3 years	$34,972	$34,972
Computer equipment	3 to 4 years	18,074	18,080
Leasehold improvements	Shorter of useful life or lease term	512	512
Office equipment, furniture and fixtures	3 to 5 years	94	94
Total property and equipment		53,652	53,658
Less: Accumulated depreciation and amortization		(50,261)	(50,262)
Less: Accumulated impairment losses		(3,276)	(3,276)
Total property and equipment, net		$115	$120

Depreciation of property and equipment for the three and nine months ended September 30, 2024 was immaterial, while amortization of internally developed software and depreciation of property and equipment for the three and nine months ended September 30, 2023 was $436 and $1,295, respectively.

The following table shows the components of accrued expenses and other current liabilities as of the dates presented:

	September 30,	December 31,
	2024	2023
Accrued salary and payroll-related expenses	$862	$872
Accrued liabilities	481	376
Income taxes payable	227	192
Advanced billings and customer credits (1)	506	636
Other	13	23
Total accrued expenses and other current liabilities	$2,089	$2,099
(1)
During the year ended December 31, 2023, the Company wrote off customer credit balances of $443 as credits to credit loss expense, of which $43 and $443 were written off during the three and nine months ended September 30, 2023. No customer credit balances were written off during the nine months ended September 30, 2024.

4. Stock-based Compensation

The Company's stock-based compensation expense is associated with stock options, RSUs and its employee stock purchase plan (“ESPP”) awarded under its equity incentive plans.

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$32	$5	$109	$266
Sales and marketing	38	88	162	437
Research and development	86	131	337	706
General and administrative	57	85	349	1185
Total stock-based compensation	$213	$309	$957	$2,594

For stock-based awards granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. No stock-based compensation was capitalized as internally developed software during the three and nine months ended September 30, 2024, while $10 and $87 of stock-based compensation was capitalized as internally developed software during the three and nine months ended September 30, 2023, respectively.

Stock Options

A summary of the Company's stock option activity is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, vested and exercisable at December 31, 2023	54	$100.69	3.63	$—
Forfeited and cancelled	(4)	407.48	—	—
Outstanding, vested and exercisable at September 30, 2024	50	77.65	3.13	—

There were no grants or exercises of stock options during the nine months ended September 30, 2024.

Compensation expense, net of forfeitures, is recognized ratably over the requisite service period. As of September 30, 2024, there was no unrecognized compensation expense related to stock options, as all of the stock options outstanding were fully vested.

RSUs

A summary of the Company's RSU activity is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2023	288	$8.88
Vested	(133)	8.74
Cancelled and withheld to cover taxes	(60)	8.95
Outstanding at September 30, 2024	95	$9.08

As of September 30, 2024, there was $424 of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 0.8 years. The Company uses the fair market value of the underlying common stock on the dates of grant to determine the fair value of RSUs.

Employee Stock Purchase Plan

There was no activity during the three and nine months ended September 30, 2024 under the Company's ESPP and there was no unrecognized compensation expense related to the Company's ESPP as of September 30, 2024.

5. Leases

The Company's primary operating lease is for space at a data center which was renewed in April 2022 and expires in 2025. In April 2023, the Company finalized exercising an option to decrease the space at the data center under the operating lease. As of September 30, 2024, the weighted-average rate used in discounting the lease liabilities for right-of-use (“ROU”) operating leases was 6.0% and the weighted-average remaining lease term for ROU operating leases was 0.5 years.

Operating lease costs, consisting primarily of rental expense, were approximately $429 and $1,284 for the three and nine months ended September 30, 2024, respectively, and $439 and $1,403 for the three and nine months ended September 30, 2023, respectively. Variable rent expense was not significant for the three and nine months ended September 30, 2024 and 2023.

The maturities of operating lease liabilities as of September 30, 2024 are as follows:

2024 (remaining)	414
2025	414
Total lease payments	828
Less: Amount representing imputed interest	(9)
Present value of lease liabilities	819
Less: Current portion of lease liabilities	(819)
Non-current portion of lease liabilities	$—

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,284	$1,403
ROU assets obtained in exchange for lease liabilities:	72	161

6. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate, and it also includes the tax impact of certain unusual or infrequently occurring items, if any. These may include changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

The Company's provision for income taxes for the three and nine months ended September 30, 2024 was $18 and $75, respectively, on pre-tax losses of $2,308 and $6,680, respectively, and the Company's provision for income taxes for the three and nine months ended September 30, 2023 was $2 and $194, respectively, on pre-tax losses of $4,952 and $16,460, respectively. For the three and nine months ended September 30, 2024, the Company's effective tax rate varies from the federal income tax rate primarily due to valuation allowances in the U.S. and taxable income generated by certain of the Company's foreign wholly owned subsidiaries.

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

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. It is reasonably possible that uncertain tax positions existing as of September 30, 2024 could decrease by approximately $374 within the next twelve months. For the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any material interest, penalties or other changes related to uncertain tax positions.

7. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss available to common stockholders by the weighted-average shares of common stock outstanding for the period and diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. During the three and nine months ended September 30, 2024 and 2023, the Company had no non-controlling interests, as such, all of the Company's net losses in the periods were considered to be available to the Company's common stockholders.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator: Net loss	$(2,326)	$(4,954)	$(6,755)	$(16,654)
Denominator: Weighted-average shares outstanding, basic and diluted	3,135	2,985	3,089	2,920
Net loss per share, basic and diluted	$(0.74)	$(1.66)	$(2.19)	$(5.70)

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

	Nine Months Ended September 30,
	2024	2023
Outstanding stock options	50	55
Outstanding RSUs	95	300
Outstanding at September 30, 2024	145	355

8. Segment Reporting

The Company defines the term “chief operating decision maker” to be the Chief Executive Officer. The Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single reporting and operating segment.

9. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of September 30, 2024, no material amounts were recorded related to legal proceedings on the unaudited condensed consolidated balance sheet.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded on the unaudited condensed consolidated balance sheet as of September 30, 2024 and the audited consolidated balance sheet as of December 31, 2023.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded as of September 30, 2024 or December 31, 2023.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. Subsequent Events

2024 Restructuring Plan

On October 14, 2024, the Company commenced the implementation of the 2024 Restructuring Plan. Refer to Note 1 for additional information on the Company’s 2024 Restructuring Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”), on February 23, 2024. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “potentially,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “predict,” “expect,” “seek” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements

Overview

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue, net	$4,282	100%	$4,438	100%	$12,358	100%	$13,381	100%
Cost of revenue	1,703	40	3,087	70	5,136	42	9,501	71
Gross profit	2,579	60	1,351	30	7,222	58	3,880	29
Operating expenses
Sales and marketing	1,091	25	1,482	33	3,384	27	5,442	41
Research and development	1,760	41	2,860	64	5,440	44	8,599	64
General and administrative	1,860	43	2,119	48	5,144	42	6,897	52
Total operating expenses	4,711	110	6,461	146	13,968	113	20,938	156
Loss from operations	(2,132)	(50)	(5,110)	(115)	(6,746)	(55)	(17,058)	(127)
Other income (expense), net	(176)	(4)	158	4	66	1	598	4
Loss before income taxes	(2,308)	(54)	(4,952)	(112)	(6,680)	(53)	(16,460)	(122)
Provision for income taxes	18	—	2	—	75	1	194	1
Net loss	$(2,326)	(54)%	$(4,954)	(112)%	$(6,755)	(55)%	$(16,654)	(124)%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Revenue, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
	(dollars in thousands)
Revenue, net	$4,282	$4,438	$(156)	(4)%	$12,358	$13,381	$(1,023)	(8)%

Revenue, net for the three and nine months ended September 30, 2024 decreased $0.2 million, or 4%, and $1.0 million, or 8%, respectively, as compared to the corresponding periods in 2023. The decreases were primarily due to customer turnover in the prior year that were not fully offset by new customer bookings in the same periods.

Revenue from our customers located in the U.S. represented 80% of total revenue, net for the three and nine months ended September 30, 2024 and 2023.

Revenue, net from the Google Revenue Share Agreements accounted for 42% and 43% of total revenue, net for the three and nine months ended September 30, 2024, respectively, and 40% of total revenue, net for both the three and nine months ended September 30, 2023. Additionally, one customer accounted for approximately 19% and 17% of total revenue for the three and nine months ended September 30, 2024, respectively, and two customers accounted for approximately 26% and 24% of total revenue for the three and nine months ended September 30, 2023, respectively. No additional customers accounted for more than 10% of total revenue for the three and nine months ended September 30, 2024 and 2023.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
	(dollars in thousands)
Cost of revenue	$1,703	$3,087	$(1,384)	(45)%	$5,136	$9,501	$(4,365)	(46)%
Gross profit	2,579	1,351	1,228	91	7,222	3,880	3,342	86
Gross profit percentage	60%	30%			58%	29%

Cost of revenue for the three and nine months ended September 30, 2024 decreased $1.4 million, or 45%, and $4.4 million, or 46%, respectively, as compared to the corresponding periods in 2023. The decreases were primarily due to lower restructuring expense of $0.7 million during the three and nine months ended September 30, 2024 and lower personnel costs of $0.3 million and $2.1 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023, as well as no amortization of internally developed software during the three and nine months ended September 30, 2024, as compared to $0.4 million and $1.3 million amortized during the corresponding periods in 2023, respectively.

Our gross margins increased to 60% and 58% for the three and nine months ended September 30, 2024, respectively, as compared to 30% and 29% for the corresponding periods in 2023. This was primarily due to lower cost of revenue as compared to the corresponding periods in 2023, partially offset by slightly lower revenue as compared to the corresponding periods in 2023.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
	(dollars in thousands)
Sales and marketing	$1,091	$1,482	$(391)	(26)%	$3,384	$5,442	$(2,058)	(38)%
Percent of revenue, net	25%	33%			27%	41%

Sales and marketing expense for the three and nine months ended September 30, 2024 decreased $0.4 million, or 26%, and $2.1 million, or 38%, respectively, as compared to the corresponding periods in 2023. The decreases were primarily due to lower marketing costs of $0.1 million and $1.2 million and lower personnel costs, including professional fees, of $0.1 million and $0.7 million and during the three and nine months ended September 30, 2024, respectively, as well as lower restructuring expense of $0.1 million during both the three and nine months ended September 30, 2024.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
	(dollars in thousands)
Research and development	$1,760	$2,860	$(1,100)	(38)%	$5,440	$8,599	$(3,159)	(37)%
Percent of revenue, net	41%	64%			44%	64%

Research and development expenses for the three and nine months ended September 30, 2024 decreased $1.1 million, or 38%, and $3.2 million, or 37%, respectively, as compared to the corresponding periods in 2023. The decreases were primarily due to lower restructuring expense of $0.8 million during both the three and nine months ended September 30, 2024, as well as lower personnel costs, including professional fees, of $0.5 million and $3.4 million during the three and nine months ended September 30, 2024, respectively, partially offset by increases of $0.3 million and $1.2 million due to no costs being capitalized to internally developed software during the three and nine months ended September 30, 2024, respectively.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
	(dollars in thousands)
General and administrative	$1,860	$2,119	$(259)	(12)%	$5,144	$6,897	$(1,753)	(25)%
Percent of revenue, net	43%	48%			42%	52%

General and administrative expenses for the three and nine months ended September 30, 2024 decreased by $0.3 million, or 12%, and $1.8 million, or 25%, respectively, as compared to the corresponding periods in 2023. The decreases were primarily due to lower restructuring expense of $0.2 million for the three and nine months ended September 30, 2024, as well as lower personnel costs, including professional fees, of $0.1 million and $1.8 million during the three and nine months ended September 30, 2024, respectively. The decrease during the nine months ended September 30, 2024 was partially offset by an increase in credit loss expense due to the write-off of customer credits balances of $0.4 million during the nine months ended September 30, 2023.

Other Income (Expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
	(dollars in thousands)
Other income (expense), net	$(176)	$158	$(334)	(211)%	$66	$598	$(532)	(89)%

Other income (expense), net primarily consists of foreign currency transaction gains and losses, interest income and interest expense. Other income (expense), net, for the three and nine months ended September 30, 2024 decreased by $0.3 million, or 211%, and $0.5 million, or 89%, respectively, as compared to the corresponding periods in 2023. The decreases were primarily due to lower interest income of $0.1 million and $0.3 million and lower foreign exchanges losses of $0.2 million and $0.1 million during the three and nine months ended September 30, 2024, respectively.

Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
	(dollars in thousands)
Provision for income taxes	$18	$2	$16	800%	$75	$194	$(119)	(61)%

The increase in provision for income taxes for the three and nine months ended September 30, 2024 was primarily due to the change in valuation allowances in the U.S. and taxable income generated by certain of our foreign wholly owned subsidiaries.

Liquidity and Capital Resources

Since our incorporation in March 2006, we have relied primarily on sales of our capital stock to fund our operating activities. From incorporation until our initial public offering (“IPO”) we raised $105.7 million, net of related issuance costs, in funding through private placements of our preferred stock. In March and April 2013, we raised net proceeds of $109.3 million in our IPO. From March 2019 through December 2022, we raised total net proceeds of $52.1 million from at-the-market offering programs administered by Citizens JMP Securities, LLC (“Citizens JMP”) (formerly known as JMP Securities LLC), and in 2020 we received proceeds of $3.3 million from a loan through the PPP, of which $3.1 million was forgiven. From time to time, we have also utilized equipment lines and entered into finance lease arrangements to fund capital purchases. As of September 30, 2024, our principal source of liquidity was our cash and cash equivalents. Our primary operating cash requirements include the payment of compensation and related expenses, as well as costs for our facilities and information technology infrastructure.

We maintain cash balances in our foreign subsidiaries. As of September 30, 2024, we had $5.6 million of cash and cash equivalents in aggregate, of which $0.5 million was held by our foreign subsidiaries. If funds held by our foreign subsidiaries were needed for our U.S. operations, we would be required to accrue U.S. tax liabilities associated with the repatriation of these funds. However, given the amount of our net operating loss carryovers in the U.S., such repatriation will most likely not result in material U.S. cash tax payments within the next year. Additionally, we do not believe that foreign withholding taxes associated with repatriating these funds would be material.

We have incurred significant losses in each fiscal year since our incorporation in 2006. We incurred a net loss of $6.8 million for the nine months ended September 30, 2024 and a net loss of $21.9 million for the year ended December 31, 2023. As of September 30, 2024, we had cash and cash equivalents of $5.6 million and an accumulated deficit of $351.0 million. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future.

In October 2024, we commenced the implementation of the 2024 Restructuring Plan, which is expected to result in the reduction of our global employees by approximately 27 employees, representing approximately 26% of our total headcount as of September 30, 2024. We estimate that we will incur between approximately $0.6 million and $0.8 million of cash expenditures during the three months ended December 31, 2024 in connection with the 2024 Restructuring Plan, substantially all of which relates to severance costs, and we expect to substantially complete the 2024 Restructuring Plan in the same period. No costs were incurred related to the 2024 Restructuring Plan during the nine months ended September 30, 2024.

In July 2023, we commenced the 2023 Restructuring Plan, which resulted in the reduction of our global employees by 64 full-time employees during the second half of 2023, reducing our total headcount by approximately 37%. The 2023 Restructuring Plan was substantially complete in 2023.

Our ability to achieve our business objectives, and to continue to meet our obligations, is dependent upon maintaining a certain level of liquidity, which is impacted by several factors, such as our ability to manage our cash flows, including the effectiveness of the 2024 Restructuring Plan, our ability to maintain our strategic partnerships, our ability to increase new bookings, the extent of customer acceptance, retention and use of the MarinOne platform, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although we have pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Failure to manage our cash flows, increase new bookings, improve customer retention rates, or raise additional capital would have a material adverse effect on our ability to achieve our intended business objectives.

Based on the funds we have available as of the date of the filing of this Quarterly Report on Form 10-Q and our history of recurring losses and negative operating cash flows, there is substantial doubt raised about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent upon our ability to achieve its intended business objectives. If we are unable to achieve our intended business objectives, it is probable that we may be required to initiate further headcount reductions and other cost savings activities, extend payment terms with suppliers, liquidate assets where possible, or wind-up operations. These actions could materially impact our business, results of operations and future prospects. Therefore, there is substantial doubt about our ability to continue as a going concern for one year after the filing date of the accompanying condensed consolidated financial statements.

Due to the fact that we have not yet been able to obtain sufficient funding to sustain operations or realize a net positive cash flow, our management and board of directors have determined that it is in the best interests of our stockholders to seek strategic alternatives. As part of this process, we are exploring a variety of options with a focus on maximizing stockholder value, including a potential sale of us, a reverse merger, or a sale of our assets or other strategic transaction. We have been working with an investment banker to act as our financial advisor in connection with this review and similar matters. There can be no assurance that this process will result in us pursuing any particular transaction or other strategic outcome or as to the terms or timing of any potential transaction.

We are exploring a potential “reverse merger” or other corporate transactions. Any such completed transaction would have a dramatic impact on Marin stockholders. Given the preliminary stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. For any such potential transaction to progress, substantial due diligence by all involved parties would need to be conducted, as well as agreement of transaction terms, negotiation and approval of transaction documents and the satisfaction of applicable closing conditions, including in some cases preparation and public filing of required disclosure documents related to any proposed reverse merger party and stockholder approval. Any such process would be time-consuming and expensive. There can be no assurance that any transaction will ultimately be successful.

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

Summary of Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(5,646)	$(12,634)
Net cash used in investing activities	-	(1,511)
Net cash used in financing activities	(116)	(202)
Effect of foreign exchange rate changes on cash and cash equivalents	(13)	(13)
Net decrease in cash and cash equivalents	$(5,775)	$(14,360)

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

Cash used in operating activities for the nine months ended September 30, 2024 of $5.6 million was primarily the result of a net loss of $6.8 million, adjusted for non-cash (income) expenses of $2.6 million, primarily consisting of depreciation and amortization, stock-based compensation expense, unrealized foreign exchange gains and losses, and provision for credit losses, and a $1.5 million net change in working capital items. These items consisted most notably of a decrease in accounts receivable of $0.1 million due to the decrease in revenue and the timing of related collections, a decrease in prepaid expenses and other assets (both current and non-current) of $0.2 million due to the timing of related disbursements, a net decrease in accounts payable and accrued expenses and other liabilities (both current and non-current) of $0.2 million due primarily to the timing of related disbursements, and a decrease to operating lease liabilities of $1.2 million.

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

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 was related to capitalized internally developed software costs.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2024 and 2023 was primarily related to employees' taxes paid for withheld shares upon the settlement of equity awards.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the nine months ended September 30, 2024 to the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year 2023 filed with the SEC on February 23, 2024, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Critical Accounting Policies and Significant Judgments and Estimates

During the nine months ended September 30, 2024, we analyzed whether our internally developed software still met the definition of an asset and concluded that due to fact that the internally developed software does not have a future economic benefit to us, based on its negative cash flows, it no longer meets the definition of an asset. Additionally, as the internally developed software no longer meets the definition of an asset, the development costs related to internally developed software will no longer be capitalized as these development costs are considered to be unrecoverable. Instead, all development costs related to the internally developed software will be expensed as incurred.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the nine months ended September 30, 2024 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year 2023 filed with the SEC on February 23, 2024.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2024, due to the material weakness described below.

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

Remediation Efforts to Address the Material Weakness in Internal Control Over Financial Reporting

In order to remediate the material weakness relating to management’s review of the long-lived asset impairment analysis, management is taking remediation action by incorporating a review step to ensure all outliers identified through the review of the long-lived asset impairment analysis pursuant to ASC 360, Property, Plant, and Equipment, which has been implemented in the nine months ended September 30, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the control identified above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
If we do not complete a strategic transaction, or do not secure any additional financing, we are highly likely to pursue dissolution and liquidation.
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

We have incurred significant losses in each fiscal year since our incorporation in 2006. We experienced a net loss of $6.8 million during the nine months ended September 30, 2024, as well as net losses of $21.9 million and $18.2 million during the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $351.0 million and cash and cash equivalents of $5.6 million. The losses and accumulated deficit were due largely to declining revenue and the investments we have made to attempt to grow our business and acquire customers. Management expects to incur additional losses and experience negative operating cash flows into the foreseeable future. Our revenue have decreased over the last several years, decreasing from $24.4 million in 2021, $20.0 million in 2022, to $17.7 million in 2023. Historically, we have relied primarily on the sale of our capital stock to fund operating activities.

Our ability to achieve our business objectives, and to continue to meet our obligations, is dependent upon maintaining a certain level of liquidity, which is impacted by several factors, such as our ability to manage our cash flows, including the effectiveness of the 2024 Restructuring Plan, our ability to maintain our strategic partnerships, our ability to increase new bookings, the extent of customer acceptance, retention and use of the MarinOne platform, and general macroeconomic conditions such as inflation or the extent and duration of any recession. Although we have pursued, and may continue to pursue, additional sources of liquidity, including additional equity and debt financing, there is no assurance that any additional financing will be available on acceptable terms, or at all. Failure to manage our cash flows, improve customer retention rates, or raise additional capital would have a material adverse effect on our ability to achieve our intended business objectives.

Based on the funds we have available as of the date of the filing of this Quarterly Report on Form 10-Q and our history of recurring losses and negative operating cash flows, there is substantial doubt raised about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent upon our ability to manage our cash flows, including the effectiveness of the 2024 Restructuring Plan, as well as our ability to maintain our strategic partnerships, improve customer retention rates and increase new bookings. If we are unable to manage our cash flows, maintain our strategic partnerships, improve customer retention rates, increase new bookings or raise sufficient additional capital, it is probable that we may be required to initiate further headcount reductions and other cost savings activities, extend payment terms with suppliers, liquidate assets where possible, or wind-up operations. These actions could materially impact our business, results of operations and future prospects. Therefore, there is substantial doubt about our ability to continue as a going concern for one year after the filing date of the accompanying condensed consolidated financial statements.

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

Due to the fact that we have not yet been able to obtain sufficient funding to sustain operations or realize a net positive cash flow, our management and board of directors have determined that it is in the best interests of our stockholders to seek strategic alternatives. As part of this process, we are exploring a variety of options with a focus on maximizing stockholder value, including a potential sale of us, a reverse merger, or a sale of our assets or other strategic transaction. We have been working with an investment banker to act as our financial advisor in connection with this review and similar matters. There can be no assurance that this process will result in us pursuing any particular transaction or other strategic outcome or as to the terms or timing of any potential transaction. We also commenced implementing the 2024 Restructuring Plan, which is expected to result in the reduction of our global employees by approximately 27 employees, representing approximately 26% of our total headcount as of September 30, 2024, as well as approximately seven contractors.

We are currently exploring a potential “reverse merger” and other corporate transactions. Any such completed transaction would have a dramatic impact on Marin stockholders. Given the preliminary stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. For any such potential transaction to progress, substantial due diligence by all involved parties would need to be conducted, as well as agreement of transaction terms, negotiation and approval of transaction documents and the satisfaction of applicable closing conditions, including in some cases preparation and public filing of required disclosure documents related to any proposed reverse merger party and stockholder approval. Any such process would be time-consuming and expensive. There can be no assurance that any transaction will ultimately be successful.

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

If we do not complete a strategic transaction, or do not secure sufficient additional financing, we are highly likely to pursue dissolution and liquidation.

If we do not complete a strategic transaction or secure sufficient additional financing in the near future, it is highly likely that we will pursue a statutory dissolution under the Delaware General Corporate Law and liquidation. We are currently preparing for a potential dissolution and liquidation in the event we cannot raise additional capital or complete a strategic transaction, and we have engaged advisors in connection therewith. In the event of a dissolution and liquidation, our stockholders would likely lose most or all of their investment in us

Our future results of operations may be affected by uncertainty regarding our future prospects.

Given uncertainty regarding our future prospects, our future results of operations may be adversely affected if customers, potential customers, suppliers, partners or employees become increasingly concerned about our financial condition and do not enter into or new continuing relationships with us or resign from their employment with us.

We expect to continue to incur losses and experience negative cash flows, and we may need to further reduce our expenses, change our business plans, sell additional securities, sell assets or borrow additional funds to sustain our business operations.

We currently operate at a loss and we anticipate that we will continue to have operating losses in the near term. Our business has not generated enough cash flow to fund our sales and marketing activities, research and development initiatives and other business activities. Based on the funds we have available as of the date of the filing of this report and our history of recurring losses and negative operating cash flows, there is substantial doubt raised about our ability to continue as a going concern. Our ability to continue as a going concern and grow our business and to realize profitability is substantially dependent upon our ability to improve customer retention rates, increase new bookings and manage our cash flows. To achieve this, we plan to attempt to increase our market share for our current services through sales and marketing efforts, continue development of new platform features and deliver efficient service to customers, which may require additional capital and expenditures, which may be difficult, especially if general macroeconomic conditions worsen. If we do not realize increases in our revenue, we may need to further reduce our expenses through additional cost-cutting measures, change our business plans or seek to sell additional securities, sell assets or borrow additional funds to sustain our business operations. In October 2024, we commenced the 2024 Restructuring Plan, as described in Note 1 to the financial statements in Item 1 of Part I. There is no guarantee that we will be able to realize the intended costs savings from this restructuring, or further reduce our expenses through any other future cost–cutting measures. Further, there is no guarantee that we will be able to issue additional securities or sell assets in future periods or borrow funds on commercially reasonable terms, or at all, in order to meet our cash needs and continue as a going concern. Our ability to raise additional financing is subject to a number of uncertainties, including but not limited to, the market demand for our stock, our financial performance and outlook, the market demand for products and services, and adverse market conditions.

We may require additional capital to sustain and grow our business, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to sustain and grow our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform and improve our operating infrastructure. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through further issuance of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, during the year ended December 31, 2021, we sold 0.8 million shares of our common stock (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024) under equity distribution agreements with Citizens JMP and received proceeds of approximately $41.7 million, net of offering costs of $1.5 million, at a weighted average sales price of $47.09 per share (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024). The 0.8 million shares of our common stock that we issued under the equity distribution agreements during 2021 increased the number of outstanding shares of our common stock by approximately 57%, resulting in dilution to the percentage ownership of our previously existing stockholders. Additionally, during the year ended December 31, 2022, we sold 0.2 million shares of our common stock (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024) under a new equity distribution agreement with Citizens JMP for the sale of up to $50.0 million of new securities in an “at-the-market” common stock offering facility and received proceeds of approximately $1.3 million, net of offering costs of $0.1 million, at a weighted average sales price of $7.98 per share (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024). This facility expired on August 18, 2024 and we will not be able to raise any additional financing under it.

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

We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including hiring and retaining qualified employees, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, competition from established companies with greater financial and technical resources, acquiring and retaining customers, managing customer deployments, making improvements to our existing products and developing new solutions. Our current operations infrastructure may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to automate portions of our solution to decrease our costs, ensure our marketing infrastructure is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. In addition, from time to time, we may need to make additional investments in product development to address market demands, which may increase our overall expenses and reduce our ability to achieve profitability. Our ability to implement changes to our business and operations successfully and on a timely basis may be adversely affected by the restructuring plan that we commenced in October 2024, which is expected to results in the reduction of our employees by approximately 26% of our global headcount as of September 30, 2024. If we fail to successfully and timely implement these changes, our business may suffer, our revenue may decline and we may not be able to achieve growth or profitability. We cannot be assured that we will be successful in addressing these and other challenges we may face in the future.

We must develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments to remain competitive in our evolving industry.

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising platform solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing cross-channel, cross-device, enterprise marketing software platform and to continually introduce or acquire new features that are in demand by the market we serve. We also must update our software to reflect changes in publishers’ application programming interfaces, or APIs, and terms of use. We have deployed our latest platform, MarinOne, and are in the process of deploying new features and services, including Marin budget pacing and dynamic allocation tools. In connection with the restructuring plan that we commenced in October 2024, we are focusing our business and product development efforts in more specific projects and initiatives. The success of these projects or any other enhancement or new solution depends on several factors, including timely completion, adequate quality testing, effective migration of existing customers with minimal disruption and appropriate introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely manner, may contain defects, may be more costly to compete than we anticipate or may not achieve the broad market acceptance necessary to generate significant revenue. Our ability to develop new products and features successfully and on a timely basis may be adversely affected by the restructuring plan that we commenced in October 2024. If we are unable to upgrade our software platform and features effectively or in a timely manner, or to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

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

We have also entered into long-term strategic agreements with certain leading search publishers. Under these strategic agreements, we receive consideration based on a percentage of the search advertising spend that our customers manage on our platform. The majority of our strategic agreement revenue is concentrated in one revenue share agreement with Google. We entered into our original revenue share agreement with Google in December 2018 for a three-year term that ran from October 1, 2018 until September 30, 2021. We entered into a new revenue share agreement with Google in September 2021 for a three-year term scheduled to run from October 1, 2021 until September 30, 2024. Under these Google Revenue Share Agreements, we have been eligible to receive fixed and variable revenue share payments based on a percentage of the search advertising spend that is managed through our platform. For the years ended December 31, 2023 and 2022, we recognized revenue of $7.2 million, respectively, from the applicable Google Revenue Share Agreement. Google has the right to terminate our current Google Revenue Share Agreement in certain circumstances and the agreement requires us to make minimum investments in product development. On July 24, 2024, we entered into the Google Search Ads Innovation Agreement for us to continue to develop its search advertising platforms, products and expertise. The Google Search Ads Innovation Agreement has a scheduled three-year term that took effect as of October 1, 2024, after the expiration of the prior Google Revenue Share Agreement on September 30, 2024, and is substantially similar to the prior Google Revenue Share Agreement, including the same minimum quarterly payments. Any termination or amendment of the Google Search Ads Innovation Agreement, or any failure of us to comply with the terms of the agreement, would have a material adverse effect on our results of operations.

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

Operational Risks

Our business depends on retaining and attracting qualified personnel, and our reductions-in-force may result in operational inefficiencies that could negatively affect our business.

Our success depends upon the continued service of our talented management, operational and key technical employees, as well as our ability to continue to attract additional highly qualified talent. We have experienced employee attrition and have conducted restructuring actions. In October 2024, we commenced implementing the 2024 Restructuring Plan, an organizational restructuring and reduction-in-force plan to reduce our operating costs, and in July 2023, we implemented and completed the 2023 Restructuring Plan, each as described in Note 1 of our Condensed Consolidated Financial Statements under the heading “Liquidity and Going Concern.” We expect to complete the 2024 Restructuring Plan by the end of 2024. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions, any future restructuring actions or employee attrition resulting from concerns about our future prospects or other reasons could have an adverse effect on our business as a result of operational and administrative inefficiencies and added costs, decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, which could adversely affect our results of operations, stock price and customer relationships, and could make recruiting for future management and other positions more difficult. In addition, changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business.

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

Our customers depend on our support organization to resolve any technical issues relating to our solutions. Any changes in our customer support teams could be disruptive to our operations. In addition, our sales process is highly dependent on the quality of our solutions, our business reputation and on strong recommendations from our existing customers. In October 2024, we commenced the implementation of an organizational restructuring and reduction-in-force to reduce our operating expenses. The 2024 Restructuring Plan resulted in the reduction of employees by approximately 26% of our global headcount as of September 30, 2024, which could adversely affect our ability to provide the same of level of high-quality technical support services as in the past. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers, and harm our business, operating results and financial condition.

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

Managing a global and geographically dispersed workforce and operation has required substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and operations reporting procedures, and we may not be able to do so effectively. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the 2024 Restructuring Plan, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Further, to support our customers and operations, we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth or change in a manner that does not preserve the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

Since our initial public offering, the closing sales price of our common stock on the New York Stock Exchange (from March 22, 2013 through June 19, 2018), The Nasdaq Global Market (from June 20, 2018 through October 24, 2023) and The Nasdaq Capital Market (from October 25, 2023 to the date of this filing) has been volatile. From January 1, 2024 through November 1, 2024, the closing sales price of our common stock on the Nasdaq Capital Market ranged from $1.68 to $3.90 per share (after accounting for the 1-for-6 reverse stock split that occurred on April 12, 2024). Factors that may affect the market price of our common stock include:

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

MARIN SOFTWARE INCORPORATED

Dated: November 12, 2024	By:	/s/ Christopher A. Lien
Christopher A. Lien
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ Robert Bertz
Robert Bertz
Chief Financial Officer
(Principal Financial and Accounting Officer)